Form 10-Q
period 2014-03-31
MACROGENICS INC
filed 2014-05-06
CIK 1125345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36112

MACROGENICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1591613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9640 Medical Center Drive, Rockville, Maryland	20850
(Address of principal executive offices)	(Zip code)

301-251-5172

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 27,619,894.

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

All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. The forward-looking statements contained herein represent our judgment as of the date of this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$198,721,816	$116,481,409
Accounts receivable	1,745,740	2,004,019
Prepaid expenses	1,936,505	971,705

Total current assets	202,404,061	119,457,133

Restricted cash	404,850	404,850
Property and equipment, net	5,084,289	5,035,232
Other assets	2,279,513	885,166

Total assets	$210,172,713	$125,782,381

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,133,050	$3,169,034
Accrued expenses	2,735,153	3,583,552
Lease exit liability – current	1,487,854	1,438,742
Deferred revenue – current	19,665,764	20,267,323
Other liabilities – current	362,920	362,920

Total current liabilities	29,384,741	28,821,571

Lease exit liability, net of current portion	7,609,524	8,006,428
Deferred rent liability	2,798,537	2,904,227
Deferred revenue, net of current portion	17,160,723	7,135,687

Total liabilities	56,953,525	46,867,913

Stockholders’ equity (deficit):
Common stock, $0.01 par value – 125,000,000 shares authorized, 27,499,155 and 25,177,597 shares outstanding at March 31, 2014 and December 31, 2013, respectively	274,990	251,775
Treasury stock, at cost; no shares at March 31, 2014 and 14,381 shares at December 31, 2013	—	(57,742)
Additional paid-in capital	331,785,771	254,453,673
Accumulated deficit	(178,841,573)	(175,733,238)

Total stockholders’ equity (deficit)	153,219,188	78,914,468

Total liabilities and stockholders’ equity (deficit)	$210,172,713	$125,782,381

See accompanying notes.

MACROGENICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Revenue from collaborative research	$14,400,679	$10,066,957
Grant revenue	317,918	531,070

Total revenues	14,718,597	10,598,027

Costs and expenses:
Research and development	14,568,754	10,096,787
General and administrative	3,258,587	3,832,900

Total costs and expenses	17,827,341	13,929,687

Income (loss) from operations	(3,108,744)	(3,331,660)

Other income (expense)	409	(34,241)

Net comprehensive income (loss)	$(3,108,335)	$(3,365,901)

Basic and diluted net income (loss) per common share	$(0.12)	$(2.93)

Weighted average common shares outstanding, basic and diluted	26,262,356	1,148,694

See accompanying notes.

MACROGENICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(3,108,335)	$(3,365,901)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	398,217	252,185
Share-based compensation	611,604	144,872
Fair value adjustment of warrant liabilities	—	30,546
Changes in operating assets and liabilities:
Accounts receivable	258,279	(275,905)
Prepaid expenses	(964,800)	80,302
Other assets	(1,394,347)	—
Accounts payable	1,964,016	(944,898)
Accrued expenses	(848,399)	24,315
Lease exit liability	(347,792)	(151,995)
Deferred revenue	9,423,477	338,996
Deferred rent	(105,690)	18,864

Net cash provided by (used in) operating activities	5,886,230	(3,848,619)

Cash flows from investing activities
Purchases of property and equipment	(447,275)	(425,094)

Net cash used in investing activities	(447,275)	(425,094)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	76,801,452	56,535

Net cash provided by financing activities	76,801,452	56,535

Net change in cash and cash equivalents	82,240,407	(4,217,178)

Cash and cash equivalents at beginning of period	116,481,409	47,743,155

Cash and cash equivalents at end of period	198,721,816	43,525,977

See accompanying notes.

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of MacroGenics, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The accompanying unaudited interim consolidated financial statements include the accounts of MacroGenics, Inc. and its wholly owned subsidiary, MacroGenics West, Inc. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K filed with the SEC on March 20, 2014.

There have been no material changes to the significant accounting policies previously disclosed in the Company’s 2013 Annual Report on Form 10-K.

2. Fair Value of Financial Instruments

The fair market values of the financial instruments included in the financial statements, which include cash equivalents and money market accounts, approximate their carrying values at March 31, 2014 due to their short-term maturities. The Company accounts for recurring and non-recurring fair value measurements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

Financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements at March 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$172,675,086	$172,675,086	$—	$—
Money market funds	26,046,730	26,046,730	—	—
Restricted cash	404,850	404,850	—	—

Total Assets	$199,126,666	$199,126,666	$—	$—

	Fair Value Measurements at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$90,434,435	$90,434,435	$—	$—
Money market funds	26,046,974	26,046,974	—	—
Restricted cash	404,850	404,850	—	—

Total Assets	$116,886,259	$116,886,259	$—	$—

3. Lease Exit Liability

On July 16, 2008, the Company acquired Raven Biotechnologies, Inc. (“Raven”), a private South San Francisco-based company focused on the development of monoclonal antibody therapeutics for treating cancer. Raven was considered a development-stage enterprise as defined in ASC 915, Development Stage Entities. In connection with the acquisition, the Company issued 12,466,039 shares of its Series D convertible preferred stock (which was converted to common stock in connection with the Company’s initial public offering (“IPO”)) in exchange for all of the outstanding capital stock and convertible notes payable of Raven.

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

Changes in the lease exit liability are as follows:

Accrual balance at December 31, 2013	$9,445,170
Principal payments	(347,792)

Accrual balance at March 31, 2014	$9,097,378

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

The contingent consideration will be accounted for as additional purchase price and recorded as incremental in-process research and development expense when and if it is deemed probable that the contingencies will be attained. No additional amounts have been recorded during the three months ended March 31, 2014 and 2013.

4. Collaboration and License Agreements

Les Laboratoires Servier

In November 2011, the Company entered into a right-to-develop collaboration agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”) for the development and commercialization of MGA271 in all countries other than the United States, Canada, Mexico, Japan, South Korea and India.

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

The Company has evaluated the research collaboration agreement with Servier and has determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company concluded that the option is substantive and that the license fees for this option is not a deliverable at the inception of the arrangement as there is considerable uncertainty that the option would be exercised and the additional fee to be paid upon exercise of the option represents its estimated selling price (i.e. no substantial discount was given). The Company’s substantive performance obligations under this research collaboration include an exclusivity clause to its technology, technical, scientific and intellectual property support to the research plan during the first year of the agreement and participation on an executive committee and a research and development committee. The Company determined that these performance obligations represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company’s technical expertise and committee participation. As such, the initial upfront payment was deferred and was being recognized ratably over the initial 27-month period, which represented the expected period of development and the Company’s participation on the research and development committee. The Company further concluded that each potential future clinical, development and regulatory milestone is substantive. In January 2014, the Company determined that the development period will last longer than originally estimated, and prospectively adjusted its period of recognition of the upfront payment.

During the three months ended March 31, 2014 and 2013, the Company recognized revenue of $0.2 million and $2.3 million, respectively, under this agreement.

At March 31, 2014 and December 31, 2013, $0.6 million and $0.9 million of revenue remained deferred under this agreement, respectively, all of which was included in current liabilities.

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

Upon execution of the agreement, Servier made a nonrefundable payment of $20.0 million to the Company. In addition, the Company became eligible to receive up to $65.0 million in license grant fees, $98.0 million in clinical milestone payments, including $5.0 million upon IND acceptance for each of MGD006, MGD007 and a third DART molecule, $300.0 million in regulatory milestone payments and $630.0 million in sales milestone payments if Servier exercises all of the options and successfully develops, obtains regulatory approval for, and commercializes a product under each license. Through March 31, 2014, the Company has received an additional $15.0 million in license grant fees and a $5.0 million milestone payment. In addition to these payments, the Company and Servier will share Phase 2 and Phase 3 development costs. The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. Under this agreement, Servier would be obligated to pay the Company between high-single digit and mid-teen royalties on net product sales in its territories.

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

During the three months ended March 31, 2014, Servier exercised its exclusive option to develop and commercialize MGD006. As a result of the exercise, the Company received a $15.0 million payment from Servier for its license to develop and commercialize MGD006 in its territories. Upon exercise of the option, the Company evaluated its performance obligations with respect to the license for MGD006. The Company’s substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company’s technical expertise and committee participation. As such, the $15.0 million license fee was deferred and is being recognized ratably over a period of 82 months, which represents the expected development period for MGD006. In accordance with the agreement, the Company and Servier will share costs incurred to develop MGD006. Reimbursement of research and development expenses received in connection with this collaborative cost-sharing agreement is recorded as a reduction to research and development expense. During the three-month period ended March 31, 2014, the Company recorded approximately $82,000 as an offset to research and development costs under this collaboration arrangement, and has recorded a corresponding collaboration receivable, which is included within other assets on the consolidated balance sheet.

The Company recognized revenue of $7.4 million and $2.2 million during the three months ended March 31, 2014 and 2013, respectively, under this agreement. Revenue during the three months ended March 31, 2014 includes the $5.0 million payment from Servier upon the achievement of a clinical milestone related to the IND application for MGD006 clearing the 30-day review period by the FDA. No milestones were recognized under this agreement during the three months ended March 31, 2013.

At March 31, 2014, $22.1 million of revenue was deferred under this agreement, $9.5 million of which was included in current liabilities and $12.6 million of which was included in long-term liabilities. At December 31, 2013, $9.4 million of revenue was deferred under this agreement, $8.6 million of which was included in current liabilities and $0.8 million of which was included in long-term liabilities.

Gilead Sciences, Inc.

In January 2013, the Company entered into an agreement with Gilead Sciences, Inc. (“Gilead”) for the research, development and commercialization of up to four DART-based molecules. The time period for Gilead’s exercise of one option has expired. At present, Gilead retains a license to one and options to two of the original four programs. Gilead has exclusive worldwide rights for each of these remaining programs.

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

The Company recognized revenues of approximately $2.2 million and $1.7 million under this agreement for the three months ended March 31, 2014 and 2013, respectively. No milestones have been achieved under this agreement.

At March 31, 2014 and December 31, 2013, $2.4 million and $3.6 million of revenue was deferred under this agreement, respectively, all of which was included in current liabilities.

Boehringer Ingelheim International GmbH

In October 2010 the Company entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH (“Boehringer”) to discover, develop and commercialize up to ten DART-based molecules which span multiple therapeutic areas. Under the terms of the agreement, the Company granted Boehringer an exclusive, worldwide, royalty-bearing, license under its intellectual property to research, develop, and market DARTs generated under the agreement throughout the world.

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

The Company recognized revenues of approximately $3.1 million and $2.3 million during the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, $11.0 million of revenue was deferred under this agreement, $7.0 million of which was included in current liabilities and $4.0 million of which was included in long-term liabilities. At December 31, 2013, $12.8 million of revenue was deferred under this agreement, $7.0 million of which was included in current liabilities and $5.8 million of which was included in long-term liabilities.

Pfizer, Inc.

In October 2010, the Company entered into a three year agreement with Pfizer, Inc. (“Pfizer”) to discover, develop and commercialize up to two DART-based molecules. The Company granted Pfizer a non-exclusive worldwide, royalty-bearing license and received an upfront payment of $5.0 million and has received milestone payments and funding for the Company’s internal and external research costs under the agreement.

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

Therefore, the upfront license fee and research and development services were treated as a combined unit of accounting and recognized over the expected obligation period associated with the research and development services through January 2014, which represented the estimated period of development.

The $5.0 million upfront payment received by the Company is non-refundable; therefore, there is no right of return for the license. The Company recognized revenue associated with this non-refundable up-front license fee through the expected obligation period associated with the research and development services, which ended in January 2014.

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

The Company recognized revenues of approximately $0.2 million and $1.3 million during the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, there was no remaining deferred revenue under this agreement. At December 31, 2013, $7,291 of revenue was deferred under this agreement, all of which was included in current liabilities.

Green Cross Corporation

In June 2010, the Company entered into a collaboration agreement with Green Cross Corp. (“Green Cross”) for the development of the Company’s anti-HER2 antibody margetuximab. This arrangement grants Green Cross an exclusive license to conduct specified Phase 1 and Phase 2 clinical trials and commercialize margetuximab in South Korea. In March 2014, the Company and Green Cross entered into an amendment to the original agreement, causing the terms of the original agreement to be materially modified.

Upon execution of the amendment, the Company is eligible to receive reimbursement for costs incurred for Phase 2 and Phase 3 clinical trials up to $5.5 million as well as clinical development and commercial milestone payments of up to $2.5 million. The Company has determined that each potential clinical development and commercial milestone is substantive. The Company is also entitled to receive royalties on net sales of margetuximab in South Korea. The Company and Green Cross have formed a joint steering committee to coordinate and oversee activities on which the companies collaborate under the agreement.

The Company has evaluated the collaboration agreement with Green Cross and has determined that it is a revenue arrangement with multiple deliverables or performance obligations. As a result of the material modification to the arrangement in March 2014, the Company must reassess the entire arrangement in accordance with the guidance provided by Accounting Standards Codification (“ASC”) 605-25, Multiple Element Arrangements (Revenue Recognition) as the original agreement was accounted for prior to adopting Accounting Standards Update (“ASU”) 2009-13 Revenue Recognition – Multiple-Deliverable Revenue Arrangements. The Company’s substantive performance obligations under this agreement include an exclusive license to its technologies, research and development services, and participation in a joint steering committee. The Company concluded that the license and the reimbursements for research and development services do not have value on a standalone basis and therefore do not represent a separate unit of accounting.

The initial $1.0 million upfront payment received by the Company upon execution of the original agreement is non-refundable; as such, there is no right of return for the license. Therefore, the upfront license fee and participation on the joint steering committee were treated as a combined unit of accounting and will be recognized over the term of the agreement through June 2020. Further, due to the fact the research and development services are not deemed to have stand-alone value, revenue for those services should be recognized over the entire term of the agreement (through June 2020). As a result of reassessing the arrangement in accordance with ASC 605-25, the Company was required to record an adjustment on the date of the material modification to reflect the revenue that would have resulted had the entity applied the requirements of ASC 605-25 from the inception of the agreement. As a result, the Company recorded an additional $1.3 million of revenue during the three-month period ended March 31, 2014.

The Company recognized revenues of approximately $1.4 million and $25,000 under this agreement during the three months ended March 31, 2014 and 2013, respectively. No milestones were achieved under this agreement during the three months ended March 31, 2014 and 2013.

At March 31, 2014, $625,000 of revenue was deferred under this agreement, $100,000 of which was included in current liabilities and $525,000 of which was included in long-term liabilities. At December 31, 2013, $650,000 of revenue was deferred under this agreement, $100,000 of which was included in current liabilities and $550,000 of which was included in long-term liabilities.

5. Stock-Based Compensation

The Company’s 2000 Stock Option and Incentive Plan (“2000 Plan”) allowed for the grant of awards in respect of an aggregate of 150,297 shares, of the Company’s common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards. The 2000 Plan has expired, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2000 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (“2013 Plan”) up to a specified number of shares.

Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (“2003 Plan”), and it was amended and approved by the Company’s stockholders in 2005. The 2003 Plan allowed for the grant of awards in respect of an aggregate of 4,336,731. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the Internal Revenue Code (“IRC”), or non-qualified stock options. In October 2013 the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Plan, up to a specified number of shares.

In October 2013, the Company implemented the 2013 Plan. The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards. The aggregate number of shares of common stock initially available for issuance pursuant to awards under the 2013 Plan was 1,960,168 shares. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. All of the shares available for issuance under the 2013 Plan are eligible for issuance pursuant to the exercise of incentive stock options. If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards.

The following stock-based compensation amounts were recognized for the periods indicated:

	Three Months Ended March 31,
	2014	2013

Research and development	$316,533	$92,555
General and administrative	295,071	52,317

Total stock-based compensation expense	$611,604	$144,872

Employee Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Three Months Ended March 31,
	2014	2013

Expected dividend yield	0%	0%
Expected volatility	66.7% - 66.9%	50.9%
Risk-free interest rate	2.1% - 2.3%	1.2%
Expected term	6 - 6.25 years	7 years
Expected forfeiture rate	5%	5%

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

Expected Term – This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years. The Company estimates the expected life of the option term to be approximately 6.25 years. The Company uses a simplified method to calculate the average expected term.

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

The following table summarizes stock option activity under the Plan during the three months ended March 31, 2014:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2013	3,200,958	$4.90	6.9
Granted	30,449	35.41
Exercised	(34,274)	0.95
Forfeited or expired	(8,281)	3.36

Outstanding, March 31, 2014	3,188,852	5.24	6.8	$72,258

March 31, 2014:
Exercisable	1,735,361	1.04	4.8	46,494
Vested and expected to vest	3,010,087	4.96	6.6	69,044

The weighted-average grant-date fair value of options granted for the three months ended March 31, 2014 was $23.13. The total intrinsic value of options exercised during the three months ended March 31, 2014 was approximately $2.5 million, and the total cash received for these exercises was $68,061. The total fair value of shares vested in the three months ended March 31, 2014 was $192,166. As of March 31, 2014 the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was $7.6 million, which the Company expects to recognize over a weighted-average period of approximately four years.

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Rockville, Maryland under a lease that expires on March 31, 2018, and leases a manufacturing facility in Rockville under a lease that originally expired on December 31, 2014. The Company has an option under each lease to continue the respective lease for five years under the same terms. During the three months ended March 31, 2014, the Company extended the manufacturing facility lease until December 31, 2019. The Company also entered into a new four year lease for additional space in the manufacturing facility effective April 1, 2014. This lease also has an option to continue the lease for five years under the same terms. The Company also subleases office and laboratory space in South San Francisco under a lease that expires on December 31, 2018. All of the leases contain rent escalation clauses. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease.

Future minimum lease payments under noncancelable operating leases are as follows:

Year Ended December 31,
2014	$3,651,421
2015	3,832,380
2016	4,165,884
2017	4,290,860
2018	3,347,977
Thereafter	506,569

$19,795,091

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company believes it is not currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

7. Net Income (Loss) Per Share

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

Prior to the Company’s initial public offering, net income (loss) per share was calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. In the event that the Board of Directors declared a dividend payable in cash or other property on the then-outstanding shares of common stock, the holders of the Series A-1, A-2, B, C, D, and D-2 convertible preferred stock would be entitled to receive the amount of dividends per share of preferred stock that would be payable on the largest number of whole shares of common stock into which each share of preferred stock could then be converted. Therefore, the Series A-1, A-2, B, C, D and D-2 are participating securities. All of the outstanding shares of Series A-1, A-2, B, C, D, and D-2 convertible preferred stock converted to common stock upon the consummation of the Company’s IPO.

Basic and diluted income (loss) per common share is computed as follows:

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$(3,108,335)	$(3,365,901)
Less: undistributed earnings allocated to participating securities	—	—

Net income (loss) allocable to common shares	$(3,108,335)	$(3,365,901)

Basic weighted average common shares outstanding	26,262,356	1,148,694
Basic income (loss) per common share	$(0.12)	$(2.93)

Net income (loss)	$(3,108,335)	$(3,365,901)
Less: undistributed earnings allocated to participating securities and other add-backs to net income (loss)	—	—

Net income (loss) allocable to common shares	$(3,108,335)	$(3,365,901)

Basic weighted average common shares outstanding	26,262,356	1,148,694
Effect of dilutive securities	—	—

Diluted weighted average common shares outstanding	26,262,356	1,148,694

Diluted income (loss) per common share	$(0.12)	$(2.93)

In October 2013, the Company issued 5,750,000 shares of common stock in connection with its IPO and 16,955,790 shares of common stock in connection with the automatic conversion of its convertible preferred stock upon the closing of the IPO. In February 2014, the Company issued 2,250,000 share of common stock in a follow-on offering. The issuance of these shares resulted in a significant increase in the Company’s weighted average shares outstanding for the three months ended March 31, 2014 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s income (loss) per share calculations for the remainder of 2014.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Series A-1 Preferred Stock	—	2,156,114
Series A-2 Preferred Stock	—	392,274
Series B Preferred Stock	—	4,336,037
Series C Preferred Stock	—	5,909,906
Series D Preferred Stock	—	769,468
Series D-2 Preferred Stock	—	3,391,991
Warrants to purchase Series D-2 Preferred Stock	—	180,784
Stock Options	2,719,339	322,223

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, (GAAP), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

•	Margetuximab is an Fc-optimized monoclonal antibody that targets HER2-expressing tumors, including breast, gastroesophageal and other cancers. HER2, or human epidermal growth factor receptor 2, is critical for the growth of many types of tumors. We are currently enrolling a Phase 2a clinical trial in metastatic breast cancer and plan to commence a Phase 3 potential registration clinical trial in advanced gastroesophageal cancer in the second half of 2014.

•	MGA271 is an Fc-optimized monoclonal antibody that targets B7-H3, a member of the B7 family of molecules and is over-expressed on a wide variety of solid tumor types. We expect to complete the first three dose expansion cohorts of a Phase 1 clinical trial by the end of 2014. We plan to initiate additional expansion cohorts using MGA271 as monotherapy in other tumor types in the second half of 2014, as well as combining MGA271 with other therapies for certain tumor types in 2015.

•	MGD006 is a humanized DART molecule that recognizes CD123, the Interleukin-3 receptor (“IL3R”) alpha chain which is expressed on leukemia and leukemic stem cells, but not on normal hematopoietic stem cells, and CD3, which is expressed on T cells. We expect to commence a Phase 1 clinical trial in the second quarter of 2014.

•	MGD007 is a humanized DART molecule that recognizes both the glycoprotein gpA33, expressed on gastrointestinal tumors, including more than 95% of human colon cancers, and CD3, which is expressed on T cells. We expect to commence a Phase 1 clinical trial in the second half of 2014.

We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical studies and conducting clinical trials. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the private placements of convertible preferred stock, the public offerings of our common stock, collaborations, and government grants and contracts. From inception through March 31, 2014, we received $151.3 million from the sale of convertible preferred stock and warrants. We raised $85.6 million ($83.8 million net of expenses and deferred financing costs) in October 2013 through the sale of common stock in connection with our Initial Public Offering (“IPO”) and exercise by the underwriters of their over-allotment option. We raised an additional $77.2 million ($76.7 million net of expenses and deferred financing costs) through a follow-on public offering of our common stock and full exercise by the underwriters of their over-allotment option in February 2014. In addition, we have received $219.0 million of upfront, milestone and annual maintenance payments from our collaborators and have been reimbursed $222.4 million through our collaborations and government grants and contracts. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents as of March 31, 2014, combined with the collaboration payments we anticipate receiving, will enable us to fund the clinical development of margetuximab, MGA271, MGD006, MGD007, MGD010 and two additional pre-clinical DART-based oncology product candidates into 2017, assuming all of our collaboration programs advance as currently contemplated.

Through March 31, 2014, we had an accumulated deficit of $178.8 million. We expect that over the next several years we will increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.

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

In September 2012, we entered into a second agreement with Servier and granted it options to obtain three separate exclusive licenses to develop and commercialize DART-based molecules, consisting of those designated by us as MGD006 and MGD007, as well as a third DART molecule, in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. We received a $20.0 million option grant fee. In addition, we became eligible to receive up to approximately $1 billion in additional license grant fees, and clinical, development, regulatory and sales milestone payments if Servier exercises all three of its options and successfully develops, obtains regulatory approval for, and commercializes a product under each license, including $5.0 million upon IND acceptance for each of MGD006, MGD007 and a third DART molecule. In addition to these milestone payments, we and Servier will share Phase 2 and Phase 3 development costs.

In February 2014, Servier exercised its option to develop and commercialize MGD006, for which we received a $15.0 million license grant fee. We also received a $5.0 million milestone payment from Servier in connection with the IND application for MGD006 clearing the 30-day review period by the U.S. Food and Drug Administration (“FDA”).

Additionally, under both agreements, Servier would be obligated to pay us low double digit to mid-teen royalties on product sales in its territories.

•

Gilead. In January 2013, we entered into an agreement with Gilead for the research, development and commercialization of up to four DART-based molecules. The time period for Gilead’s exercise of one option has expired. At present, Gilead retains a license to one and options to two of the original four programs. Gilead has exclusive worldwide rights for each of these remaining programs. We received an initial $7.5 million license grant fee for the first DART-based molecule, and are eligible to receive $7.5 million in grant fees on each of the remaining two DART-based molecules if they are selected by Gilead. We are further eligible to receive up to an additional $20 to $25 million in pre-clinical milestones across each of the three remaining DART programs and up to approximately $240 to $250 million per remaining program in additional clinical, regulatory and sales milestone payments if Gilead exercises both remaining options and achieves all of the requisite milestones under each option and license. Gilead also provides funding for our internal and external research costs under the agreement. We are also eligible to receive tiered royalties on the net sales at percentages ranging from the high-single digits to the low double digits, but less than teens, subject to reductions in specified circumstances.

•	Boehringer. In October 2010, we entered into an agreement with Boehringer to discover, develop and commercialize up to ten DART-based molecules which may span multiple therapeutic areas. We granted Boehringer an exclusive worldwide, royalty-bearing license and received an upfront payment of $15.0 million. In the fourth quarter of 2013, Boehringer nominated a bi-specific antibody therapeutic candidate generated by our DART technology for pre-clinical development. This formal selection of a development candidate triggered a $5.0 million milestone payment to us under the agreement. We have received three annual maintenance payments, including a $4.0 million payment in the fourth quarter of 2013. We have the potential to earn development, regulatory and sales milestone payments that can reach up to approximately $210.0 million for each of the DART programs under this agreement. Boehringer provides funding for our internal and external research costs and is required to pay us mid-single digit royalties on product sales. In addition, Boehringer purchased $10.0 million of our Series D-2 Preferred Stock in January 2011. This preferred stock was converted to common stock upon our IPO in October 2013.

•	Pfizer. In October 2010, we entered into a three year agreement with Pfizer to discover, develop and commercialize up to two DART-based molecules. We granted Pfizer a non-exclusive worldwide, royalty-bearing license and received an upfront payment of $5.0 million and have received milestone payments and funding for our internal and external research costs under the agreement. We are eligible to receive technical, development and sales milestone payments that can reach up to approximately $210.0 million for each DART program under this agreement. Pfizer is responsible for all pre-clinical and clinical development costs for the program. In addition, Pfizer is required to pay us mid-single digit to low-teen royalties on product sales. Under this collaboration, one DART program is currently being pursued and we completed our research obligations under this program in January 2014.

•	Green Cross. In June 2010, we entered into a collaboration agreement with Green Cross for the development of margetuximab. We granted Green Cross an exclusive license to conduct specified Phase 1 and Phase 2 clinical trials and commercialize margetuximab in South Korea. Under the terms of this agreement, we received an upfront, nonrefundable payment of $1.0 million. The agreement was amended in March 2014, and as a result we are eligible to receive reimbursement for research and development services provided for Phase 2 and Phase 3 clinical trials up to $5.5 million as well as clinical development and commercial milestone payments of up to $2.5 million. We are also eligible to receive royalties ranging from the low-single digits to the low-twenties on net sales of margetuximab in South Korea. In addition, Green Cross purchased $2.0 million of our Series D-2 Preferred Stock in January 2011. This preferred stock was converted to common stock upon our IPO in October 2013.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Research and Development Revenue

The following represents a comparison of our research and development revenue for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013
	(dollars in millions)

Revenue from collaborative research	$14.4	$10.1	$4.3	43%
Grant revenue	0.3	0.5	(0.2)	(40%)

Total revenue	$14.7	$10.6	$4.1	39%

The increase in collaboration revenue of $4.1 million for the three months ended March 31, 2014 compared to the same period in 2013 is due to the receipt of a $5.0 million milestone payment under our agreement with Servier, the Green Cross amendment and related accounting adjustment of $1.3 million (see Note 4 to the financial statements for additional information) and increased revenue under the Boehringer agreement. These increases are partially offset by a decrease in revenue recognition related to the Servier agreement as the estimated development period, and therefore the revenue recognition period, was extended, and a decrease in revenue under the Pfizer agreement.

Grant revenue decreased in the three month period ended March 31, 2014 as compared to the same period in 2013 due primarily to less activity on the Dengue virus grant.

Research and Development Expense

The following represents a comparison of our research and development expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013
	(dollars in millions)

Margetuximab	$3.8	$1.0	$2.8	280%
MGA271	1.9	1.6	0.3	19%
DART-based product candidates	4.0	3.5	0.5	15%
Teplizumab	0.3	0.4	(0.1)	(25%)
Other discovery and pre-clinical programs, collectively	4.6	3.6	1.0	28%

Total research and development expense	$14.6	$10.1	$4.5	45%

During the three months ended March 31, 2014 our research and development expense increased by $4.5 million compared to the same period in 2013 due primarily to preparations for the margetuximab Phase 3 study and DART-based product candidate Phase 1 studies.

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013
	(dollars in millions)

General and administrative expense	$3.3	$3.8	$(0.5)	(14%)

General and administrative expense decreased for the three months ended March 31, 2014 by $0.5 million compared to the same period in 2013 primarily due to bonus payments in the first quarter of 2013 offset by an increase in professional fees and other costs associated with public company operations in 2014.

Other Income (Expense)

The change to other income for the three months ended March 31, 2014 from other expense of $34,245 for the three months ended March 31, 2013 is primarily due to the change in the fair market value of the preferred stock warrant liability in 2013. This liability was settled in connection with our IPO in October 2013.

Cash Flows

The following table represents a summary of our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)

Net cash provided by (used in):
Operating activities	$5.9	$(3.8)
Investing activities	(0.4)	(0.4)
Financing activities	76.8	0.1

Net increase (decrease) in cash and cash equivalents	$82.2	$(4.2)

Operating Activities

Net cash provided by (used in) operating activities reflects, among other things, the amounts used to run our clinical trials and pre-clinical activities, including toxicology studies. The difference between net cash provided by operating activities during the three months ended March 31, 2014 and net cash used in operating activities during the same period in 2013 was primarily due to receipt of $20.0 million from Servier in the first quarter of 2014.

Investing Activities

Net cash used in investing activities was primarily due to the acquisition of additional lab equipment needed to further our research and development activities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 includes net proceeds from our follow-on equity offering and cash from stock option exercises. Net cash provided by financing activities for the three months ended March 31, 2013 includes cash from stock option exercises.

Liquidity and Capital Resources

Since our inception through March 31, 2014, we have raised an aggregate of $753.2 million to fund our operations. Of this total amount, we have received $151.3 million from the sale of preferred stock, $386.4 million from our collaborators, including payments in the form of upfront, milestone and annual maintenance payments and reimbursement for research and development services performed, $160.5 million from our IPO and follow-on offering and $55.0 million from government grants and contracts. As of March 31, 2014, we had $198.7 million in cash and cash equivalents.

In addition to our existing cash and cash equivalents, we expect to continue to receive additional reimbursement from our collaborators for research and development services rendered, additional milestone and opt-in payments and grant revenue. However, our ability to receive these milestone payments is dependent upon our ability to achieve certain levels of research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and pre-clinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents as of March 31, 2014, combined with the collaboration payments we anticipate receiving, will enable us to fund the clinical development of margetuximab, MGA271, MGD006, MGD007, MGD010 and two additional pre-clinical DART-based oncology product candidates into 2017, assuming all of our collaboration programs advance as currently contemplated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. Our primary exposure to market risk is related to changes in interest rates. Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments. As of March 31, 2014, we had cash and cash equivalents of $198.7 million, of which $26.0 million was invested in money market funds and the remainder was in our corporate operating account. We do not believe that our cash and cash equivalents have significant risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting has occurred during the quarterly period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See also, “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On February 18, 2014, we completed a follow-on offering of 2,250,000 shares of our common stock, including 450,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares at a public offering price of $36.50 per share, for aggregate gross proceeds of $82.1 million. All of the shares issued and sold in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-193648), which was declared effective by the Securities and Exchange Commission (“SEC”) on February 12, 2014. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Swann LLC acted as representatives of the several underwriters. The offering commenced on February 12, 2014 and did not terminate until the sale of all of the shares offered.

We received net proceeds from the offering of $76.7 million, after deducting approximately $4.9 million of underwriting discounts and commissions, and approximately $0.5 million of offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10 percent or more of our common stock.

There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on February 12, 2014. We have broad discretion in the use of the net proceeds from the offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

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
(Principal Financial Officer)

Dated: May 6, 2014

EXHIBIT INDEX

Exhibit Page Number

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