Form 10-Q
period 2014-06-30
MACROGENICS INC
filed 2014-08-05
CIK 1125345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 27,738,557 shares.

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. The forward-looking statements contained herein represent our judgment as of the date of this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$194,014	$116,481
Accounts receivable	2,645	2,004
Prepaid expenses	2,100	972

Total current assets	198,759	119,457

Restricted cash	405	405
Property and equipment, net	5,442	5,035
Other assets	1,114	885

Total assets	$205,720	$125,782

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,977	$3,169
Accrued expenses	3,310	3,584
Lease exit liability – current	1,538	1,439
Deferred revenue – current	20,684	20,267
Other liabilities – current	363	363

Total current liabilities	29,872	28,822

Lease exit liability, net of current portion	7,204	8,006
Deferred rent liability	2,753	2,904
Deferred revenue, net of current portion	23,912	7,136

Total liabilities	63,741	46,868

Stockholders’ equity:
Common stock, $0.01 par value – 125,000,000 shares authorized, 27,724,454 and 25,177,597 shares outstanding at June 30, 2014 and December 31, 2013, respectively	277	252
Treasury stock, at cost; no shares at June 30, 2014 and 14,381 shares at December 31, 2013	—	(58)
Additional paid-in capital	332,802	254,454
Accumulated deficit	(191,100)	(175,733)

Total stockholders’ equity	141,979	78,914

Total liabilities and stockholders’ equity	$205,720	$125,782

See accompanying notes.

MACROGENICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Revenue from collaborative research	$9,202	$11,838	$23,603	$21,905
Grant revenue	18	460	336	991

Total revenues	9,220	12,298	23,939	22,896

Costs and expenses:
Research and development	17,335	11,049	31,904	21,146
General and administrative	4,145	1,503	7,403	5,336

Total costs and expenses	21,480	12,552	39,307	26,482

Loss from operations	(12,260)	(254)	(15,368)	(3,586)

Other income (expense)	1	(40)	1	(74)

Net comprehensive loss	$(12,259)	$(294)	$(15,367)	$(3,660)

Basic and diluted net loss per common share	$(0.44)	$(0.24)	$(0.57)	$(3.00)

Weighted average common shares outstanding, basic and diluted	27,651,297	1,219,884	26,960,664	1,184,507

See accompanying notes.

MACROGENICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(15,367)	$(3,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	835	518
Share-based compensation	1,393	257
Fair value adjustment of warrant liabilities	—	72
Changes in operating assets and liabilities:
Accounts receivable	(641)	(2,107)
Prepaid expenses	(1,128)	67
Other assets	(229)	—
Accounts payable	808	(1,620)
Accrued expenses	(274)	(296)
Lease exit liability	(703)	(307)
Deferred revenue	17,193	(6,772)
Deferred rent	(151)	53

Net cash provided by (used in) operating activities	1,736	(13,795)

Cash flows from investing activities
Purchases of property and equipment	(1,242)	(876)

Net cash used in investing activities	(1,242)	(876)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	77,039	709

Net cash provided by financing activities	77,039	709

Net change in cash and cash equivalents	77,533	(13,962)
Cash and cash equivalents at beginning of period	116,481	47,743

Cash and cash equivalents at end of period	$194,014	$33,781

See accompanying notes.

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of MacroGenics, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cashflows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. Management is currently assessing what effect the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and accompanying notes.

2. Fair Value of Financial Instruments

The fair market values of the financial instruments included in the financial statements, which include cash equivalents and money market accounts, approximate their carrying values at June 30, 2014 due to their short-term maturities. The Company accounts for recurring and non-recurring fair value measurements in accordance with FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

Financial assets and liabilities subject to fair value measurements were as follows (in thousands):

	Fair Value Measurements at June 30, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$167,968	$167,968	$—	$—
Money market funds	26,046	26,046	—	—
Restricted cash	405	405	—	—

Total Assets	$194,419	$194,419	$—	$—

	Fair Value Measurements at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$90,434	$90,434	$—	$—
Money market funds	26,047	26,047	—	—
Restricted cash	405	405	—	—

Total Assets	$116,886	$116,886	$—	$—

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

Changes in the lease exit liability are as follows (in thousands):

Accrual balance at December 31, 2013	$9,445
Principal payments	(703)

Accrual balance at June 30, 2014	$8,742

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

The contingent consideration will be accounted for as additional purchase price and recorded as incremental in-process research and development expense when and if it is deemed probable that the contingencies will be attained. No additional amounts have been recorded during the three and six months ended June 30, 2014 and 2013.

4. Collaboration and License Agreements

Takeda Pharmaceutical Company Limited

In May 2014, the Company entered into a license and option agreement with Takeda Pharmaceutical Company Limited (“Takeda”) for the development and commercialization of MGD010, a product candidate that incorporates the Company’s proprietary Dual-Affinity Re-Targeting (“DART”) technology to simultaneously engage CD32B and CD79B, which are two B-cell surface proteins. MGD010 is currently in pre-clinical development for the treatment of autoimmune diseases. Upon execution of the agreement, Takeda made a non-refundable payment of $15.0 million to the Company. Takeda has an option to obtain an exclusive worldwide license for MGD010 following the completion of a pre-defined Phase 1a study. The Company will lead all product development activities until that time. If Takeda exercises its option, it will assume responsibility for future development and pay the Company a license option fee that, along with an early development milestone, will total $18.0 million. Assuming successful development and commercialization of MGD010, the Company is eligible to receive up to an additional $468.5 million in development, regulatory and sales milestone payments. If commercialized, the Company would receive double-digit royalties on any global net sales and has the option to co-promote MGD010 with Takeda in the United States. Finally, the Company may elect to fund a portion of Phase 3 clinical development in exchange for a North American profit share.

The Company has evaluated the license and option agreement with Takeda and has determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license and option agreement include research and development services through the Phase 1a study and delivery of the license for the initial research compound. The Company concluded that the MGD010 option is substantive and that the license fee for this option is not a deliverable at the inception of the arrangement as there is considerable uncertainty that the option would be exercised. The Company has determined that each potential future development and regulatory milestone is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time.

Included in this agreement are plans for the parties to enter into good faith negotiations for a separate research agreement related to multiple research compounds. A portion of the $15.0 million upfront payment received upon execution of the MGD010 agreement was allocated to the initial research compound. The portions of the $15.0 million up-front fee allocated to the MGD010 option fee and the license for the initial research compound are reflective of management’s best estimate of selling price had those future licenses been sold separately. Revenue related to the potential license for the initial research compound will be deferred until such time as a research agreement is executed. At such time, revenue will be recognized ratably over the estimated development period. Should a research agreement be executed, the Company will be eligible to receive development, regulatory, and sales milestone payments as well as receive reimbursement for certain research and development expenses.

The Company’s substantive performance obligations under this agreement include an exclusivity clause to its technology as well as development of MGD010 through completion of a pre-defined Phase 1a study. The Company determined that these performance obligations represent a single unit of accounting, because the license does not have stand-alone value to Takeda without the Company’s technical expertise and development. As such, the portion of the initial upfront payment allocated to MGD010 was deferred and is being recognized ratably over the initial 24-month period, which represents the expected period of development through the completion of a pre-defined Phase 1a study.

The Company recognized revenues of approximately $0.4 million during the three and six months ended June 30, 2014. At June 30, 2014, $14.6 million of revenue was deferred under this agreement, $5.0 million of which was current and $9.6 million of which was non-current.

Gilead Sciences, Inc.

In January 2013, the Company entered into an agreement with Gilead Sciences, Inc. (“Gilead”) for Gilead to obtain exclusive worldwide rights for the research, development and commercialization of up to four DART molecules. For each molecule Gilead chooses to develop, the Company is entitled to receive a license grant fee of $7.5 million and is further eligible to receive up to an additional $20 to $25 million in pre-clinical milestones and up to $240 to $250 million in additional clinical, regulatory and sales milestones. Upon execution of the arrangement, Gilead identified one molecule to develop for which the Company granted Gilead a license in exchange for consideration of $7.5 million.

The Company has determined that the remaining licenses are conditional deliverables, which are substantive options that were not granted with a substantial discount. The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. Gilead also provides funding for the Company’s internal and external research costs under the agreement. Additionally, Gilead would be obligated to pay the Company high single digit to low double digit royalties on product sales.

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

The Company recognized revenues of approximately $2.3 million and $2.0 million under this agreement for the three months ended June 30, 2014 and 2013, respectively. The Company recognized revenues of approximately $4.5 million and $3.7 million under this agreement for the six months ended June 30, 2014 and 2013, respectively. No milestones have been achieved under this agreement.

At June 30, 2014 and December 31, 2013, $0.9 million and $3.6 million of revenue was deferred under this agreement, respectively, all of which was current.

Les Laboratoires Servier

In November 2011, the Company entered into a right-to-develop collaboration agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”) for the development and commercialization of MGA271 in all countries other than the United States, Canada, Mexico, Japan, South Korea and India.

Upon execution of the agreement, Servier made a non-refundable payment of $20.0 million to the Company. The Company is eligible to receive up to $30.0 million in license option fees, $47.0 million in clinical milestone payments, $140.0 million in regulatory milestone payments and $208.0 million in sales milestone payments if Servier exercises the option, obtains regulatory approval for and successfully commercializes MGA271. The Company concluded that the license option fees are not deliverables at the inception of the arrangement. The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. In the event Servier exercises its option to continue development of MGA271, Servier must pay a license option fee. Under this agreement, Servier would be obligated to pay the Company from low double digit to mid-teen royalties on product sales in its territories.

The Company has evaluated the research collaboration agreement with Servier and has determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company concluded that the option is substantive and that the license fees for this option is not a deliverable at the inception of the arrangement as there is considerable uncertainty that the option would be exercised and the additional fee to be paid upon exercise of the option represents its estimated selling price (i.e., no substantial discount was given). The Company’s substantive performance obligations under this research collaboration include an exclusivity clause to its technology, technical, scientific and intellectual property support to the research plan during the first year of the agreement and participation on an executive committee and a research and development committee. The Company determined that these performance obligations represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company’s technical expertise and committee participation. As such, the initial upfront payment was deferred and was being recognized ratably over the initial 27-month period, which represented the expected period of development and the Company’s participation on the research and development committee. In January 2014, the Company determined that the development period will last longer than originally estimated, and prospectively adjusted its period of recognition of the upfront payment to a 38-month period.

During the three months ended June 30, 2014 and 2013, the Company recognized revenue of $0.2 million and $4.4 million, respectively, under this agreement. During the six months ended June 30, 2014 and 2013, the Company recognized revenue of $0.4 million and $6.6 million, respectively, under this agreement.

At June 30, 2014 and December 31, 2013, $0.4 million and $0.9 million of revenue remained deferred under this agreement, respectively, all of which was included in current liabilities.

In September 2012, the Company entered into a second right-to-develop collaboration agreement with Servier and granted it options to obtain three separate exclusive licenses to develop and commercialize DART molecules, consisting of those designated by the Company as MGD006 and MGD007, as well as a third DART molecule, in all countries other than the United States, Canada, Mexico, Japan, South Korea and India.

Upon execution of the agreement, Servier made a non-refundable payment of $20.0 million to the Company. In addition, the Company became eligible to receive up to $65.0 million in license option fees, $98.0 million in clinical milestone payments, including $5.0 million upon Investigational New Drug (“IND”) acceptance for each of MGD006, MGD007 and a third DART molecule, $300.0 million in regulatory milestone payments and $630.0 million in sales milestone payments if Servier exercises all of the options and successfully develops, obtains regulatory approval for, and commercializes a product under each license. Through June 30, 2014, the Company has received an additional $15.0 million in license option fees and a $5.0 million milestone payment. In addition to these payments, the Company and Servier will share Phase 2 and Phase 3 development costs. The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. Under this agreement, Servier would be obligated to pay the Company between high-single digit and mid-teen royalties on net product sales in its territories.

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

During the six months ended June 30, 2014, Servier exercised its exclusive option to develop and commercialize MGD006. As a result of the exercise, the Company received a $15.0 million payment from Servier for its license to develop and commercialize MGD006 in its territories. Upon exercise of the option, the Company evaluated its performance obligations with respect to the license for MGD006. The Company’s substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company’s technical expertise and committee participation. As such, the $15.0 million license fee was deferred and is being recognized ratably over a period of 82 months, which represents the expected development period for MGD006. In accordance with the agreement, the Company and Servier will share costs incurred to develop MGD006. Reimbursement of research and development expenses received in connection with this collaborative cost-sharing agreement is recorded as a reduction to research and development expense. During the three and six months ended June 30, 2014, the Company recorded approximately $0.3 million and $0.4 million as an offset to research and development costs under this collaboration arrangement, and has recorded a corresponding collaboration receivable, which is included in accounts receivable on the consolidated balance sheet.

The Company recognized revenue of $2.7 million and $2.2 million during the three months ended June 30, 2014 and 2013, respectively, under this agreement. The Company recognized revenue of $10.0 million and $4.3 million during the six months ended June 30, 2014 and 2013, respectively, under this agreement. Revenue during the six months ended June 30, 2014 includes the $5.0 million payment from Servier upon the achievement of a clinical milestone related to the IND application for MGD006 clearing the 30-day review period by the U.S. Food and Drug Administration (“FDA”). No milestones were recognized under this agreement during the three and six months ended June 30, 2013.

At June 30, 2014, $19.4 million of revenue was deferred under this agreement, $7.3 million of which was current and $12.1 million of which was non-current. At December 31, 2013, $9.4 million of revenue was deferred under this agreement, $8.6 million of which was current and $0.8 million of which was non-current.

In July 2014, the IND application for MGD007 cleared the 30-day review period by the FDA. This triggered an additional $5.0 million milestone payment due to the Company by Servier.

Boehringer Ingelheim International GmbH

In October 2010 the Company entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH (“Boehringer”) to discover, develop and commercialize up to ten DART molecules which span multiple therapeutic areas. Under the terms of the agreement, the Company granted Boehringer an exclusive, worldwide, royalty-bearing, license under its intellectual property to research, develop, and market DARTs generated under the agreement throughout the world.

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

The Company concluded that the undelivered element of research and development services had fair value. The Company concluded that the license does not have value on a standalone basis (e.g., absent the provision of the research and development services) and therefore does not represent a separate unit of accounting. The Company concluded that because the drug candidate has not yet been developed, the license is of no value to Boehringer without the ensuing research and development activities using the DART technology, which is proprietary to the Company. Likewise, Boehringer could not sell the license to another party (without the Company agreeing to provide the research and development activities for the other party). Therefore, the upfront license fee and research and development services were treated as a combined unit of account and recognized over the expected obligation period associated with the research and development services through September 2015, which represents the estimated period of development.

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

The Company recognized revenues of approximately $3.0 million and $2.2 million during the three months ended June 30, 2014 and 2013, respectively. The Company recognized revenues of approximately $6.0 million and $4.5 million during the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, $9.3 million of revenue was deferred under this agreement, $7.0 million of which was current and $2.3 million of which was non-current. At December 31, 2013, $12.8 million of revenue was deferred under this agreement, $7.0 million of which was current and $5.8 million of which was non-current.

There were no material modifications to this agreement since the adoption of ASU 2009-13, Revenue Recognition – Multiple-Deliverable Revenue Arrangements, on January 1, 2011.

Pfizer, Inc.

In October 2010, the Company entered into a three year agreement with Pfizer, Inc. (“Pfizer”) to discover, develop and commercialize up to two DART molecules. The Company granted Pfizer a non-exclusive worldwide, royalty-bearing license and received an upfront payment of $5.0 million and has received milestone payments and funding for the Company’s internal and external research costs under the agreement.

The Company is eligible to receive milestone payments of approximately $17.0 million related to pre-clinical and clinical development and $195.0 million related to commercialization and sales milestones for each DART program under this agreement. The Company has determined that each potential future technical and development milestone is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. Pfizer is responsible for all pre-clinical and clinical development costs for the program. In addition, Pfizer is required to pay the Company mid-single digit to low double digit royalties on product sales. Under this collaboration, one DART program is currently being pursued and the Company completed its research obligations under this program in January 2014.

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

The Company determined that it had fair value of the undelivered element of the research and development services. However, the Company concluded that the license does not have value on a standalone basis (e.g., absent the provision of the research and development services) and therefore does not represent a separate unit of accounting. Facts that were considered included the development of the candidate noting that because the drug candidate has not yet been developed, the license is of no value to Pfizer without the ensuing research and development activities using the DART technology, which is proprietary to the Company. Likewise, Pfizer could not sell the license to another party (without the Company agreeing to provide the research and development activities for the other party). Therefore, the upfront license fee and research and development services were treated as a combined unit of accounting and recognized over the expected obligation period associated with the research and development services through January 2014, which represented the estimated period of development.

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

The Company recognized revenues of approximately $1.0 million during the three months ended June 30, 2013. The Company recognized revenues of approximately $2.2 million during the six months ended June 30, 2013. Revenue recognized related to this agreement was de minimis during the three and six months ended June 30, 2014. As of June 30, 2014, there was no remaining deferred revenue under this agreement.

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

Upon execution of the amendment, the Company became eligible to receive reimbursement for costs incurred for Phase 2 and Phase 3 clinical trials up to $5.5 million as well as clinical development and commercial milestone payments of up to $2.5 million. The Company has determined that each potential clinical development and commercial milestone is substantive. The Company is also entitled to receive royalties on net sales of margetuximab in South Korea. The Company and Green Cross have formed a joint steering committee to coordinate and oversee activities on which the companies collaborate under the agreement.

The Company has evaluated the collaboration agreement with Green Cross and has determined that it is a revenue arrangement with multiple deliverables or performance obligations. As a result of the material modification to the arrangement in March 2014, the Company reassessed the entire arrangement in accordance with the guidance provided by ASC 605-25, Multiple Element Arrangements (Revenue Recognition) as the original agreement was accounted for prior to adopting ASU 2009-13. The Company’s substantive performance obligations under this agreement include an exclusive license to its technologies, research and development services, and participation in a joint steering committee. The Company concluded that the license and the reimbursements for research and development services do not have value on a standalone basis and therefore do not represent a separate unit of accounting.

The initial $1.0 million upfront payment received by the Company upon execution of the original agreement is non-refundable; as such, there is no right of return for the license. Therefore, the upfront license fee and participation on the joint steering committee were treated as a combined unit of accounting and will be recognized over the term of the agreement through June 2020. Further, due to the fact the research and development services are not deemed to have stand-alone value, revenue for those services should be recognized over the entire term of the agreement (through June 2020). As a result of reassessing the arrangement in accordance with ASC 605-25, the Company was required to record an adjustment on the date of the material modification to reflect the revenue that would have resulted had the entity applied the requirements of ASC 605-25 from the inception of the agreement. As a result, the Company recorded an additional $1.3 million of revenue during the six-month period ended June 30, 2014.

The Company recognized revenues of approximately $112,500 and $25,000 under this agreement during the three months ended June 30, 2014 and June 30, 2013, respectively. The Company recognized revenues of approximately $1.5 million and $50,000 under this agreement during the six months ended June 30, 2014 and 2013, respectively. No milestones were achieved under this agreement during the three and six months ended June 30, 2014 and 2013.

At June 30, 2014, there was a $300,000 unbilled receivable balance net of deferred revenue under this agreement, which is included in other assets on the consolidated balance sheet. At December 31, 2013, $650,000 of revenue was deferred under this agreement, $100,000 of which was current and $550,000 of which was non-current.

5. Stock-Based Compensation

The Company’s 2000 Stock Option and Incentive Plan (“2000 Plan”) allowed for the grant of awards in respect of an aggregate of 150,297 shares of the Company’s common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards. The 2000 Plan has expired, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2000 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (“2013 Plan”) up to a specified number of shares.

Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (“2003 Plan”), and it was amended and approved by the Company’s stockholders in 2005. The 2003 Plan allowed for the grant of awards in respect of an aggregate of 4,336,731 shares of the Company’s common stock. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the Internal Revenue Code (“IRC”), or non-qualified stock options. In October 2013 the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Plan, up to a specified number of shares.

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

The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$365	$79	$682	$172
General and administrative	416	33	711	85

Total stock-based compensation expense	$781	$112	$1,393	$257

Employee Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Six Months Ended June 30,
	2014	2013
Expected dividend yield	0%	0%
Expected volatility	67%	58%
Risk-free interest rate	2.09% - 2.32%	1.8%
Expected term	6.25 years	7 years
Expected forfeiture rate	5%	5%

The following table summarizes stock option activity under the Plan during the six months ended June 30, 2014:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2013	3,200,958	$4.90	6.9
Granted	236,294	20.61
Exercised	(267,573)	1.03
Forfeited or expired	(8,452)	3.32

Outstanding, June 30, 2014	3,161,227	6.41	6.9	$49,685

June 30, 2014:
Exercisable	1,669,697	2.02	5.1	33,026
Vested and expected to vest	2,978,791	6.15	6.8	47,529

The weighted-average grant-date fair value of options granted for the six months ended June 30, 2014 was $14.94. The total intrinsic value of options exercised during the six months ended June 30, 2014 was approximately $7.5 million, and the total cash received for options exercised was approximately $0.3 million. The total fair value of shares vested in the six months ended June 30, 2014 was approximately $1.3 million. As of June 30, 2014 the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was approximately $9.6 million, which the Company expects to recognize over a weighted-average period of approximately four years.

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Rockville, Maryland, under a lease that expires on June 30, 2018, and leases a manufacturing facility in Rockville under a lease that originally expired on December 31, 2014. The Company has an option under each lease to continue the respective lease for five years under the same terms. During the six months ended June 30, 2014, the Company extended the manufacturing facility lease until December 31, 2019. The Company also entered into a new four-year lease for additional space in the manufacturing facility effective April 1, 2014. This lease also has an option to continue the lease for five years under the same terms. The Company also subleases office and laboratory space in South San Francisco under a lease that expires on December 31, 2018. All of the leases contain rent escalation clauses. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease.

Future minimum lease payments under noncancelable operating leases as of June 30, 2014 are as follows (in thousands):

Year Ended December 31,
2014	$3,651
2015	3,832
2016	4,166
2017	4,291
2018	3,348
Thereafter	507

$19,795

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company believes it is not currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

7. Net Loss Per Share

Basic loss per common share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and the if-converted method is used to determine the dilutive effect of the Company’s preferred stock.

Prior to the Company’s initial public offering, net loss per share was calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. In the event that the Board of Directors declared a dividend payable in cash or other property on the then-outstanding shares of common stock, the holders of the Series A-1, A-2, B, C, D, and D-2 convertible preferred stock would be entitled to receive the amount of dividends per share of preferred stock that would be payable on the largest number of whole shares of common stock into which each share of preferred stock could then be converted. Therefore, the Series A-1, A-2, B, C, D and D-2 were participating securities. All of the outstanding shares of Series A-1, A-2, B, C, D, and D-2 convertible preferred stock converted to common stock upon the consummation of the Company’s IPO.

Basic and diluted loss per common share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(12,259)	$(294)	$(15,367)	$(3,660)
Less: undistributed earnings allocated to participating securities	—	—	—	—

Net loss allocable to common shares	$(12,259)	$(294)	$(15,367)	$(3,660)

Basic weighted average common shares outstanding	27,651,297	1,219,884	26,960,664	1,184,507
Basic loss per common share	$(0.44)	$(0.24)	$(0.57)	$(3.00)

Net loss	$(12,259)	$(294)	$(15,367)	$(3,660)
Less: undistributed earnings allocated to participating securities and other add-backs to net loss	—	—	—	—

Net loss allocable to common shares	$(12,259)	$(294)	$(15,367)	$(3,660)

Basic weighted average common shares outstanding	27,651,297	1,219,884	26,960,664	1,184,507
Effect of dilutive securities	—	—	—	—

Diluted weighted average common shares outstanding	27,651,297	1,219,884	26,960,664	1,184,507

Diluted loss per common share	$(0.44)	$(0.24)	$(0.57)	$(3.00)

In October 2013, the Company issued 5,750,000 shares of common stock in connection with its IPO and 16,955,790 shares of common stock in connection with the automatic conversion of its convertible preferred stock upon the closing of the IPO. In February 2014, the Company issued 2,250,000 shares of common stock in a follow-on offering. The issuance of these shares resulted in a significant increase in the Company’s weighted average shares outstanding for the three and six months ended June 30, 2014 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s income (loss) per share calculations for the remainder of 2014.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Series A-1 Preferred Stock	—	2,156,114	—	2,156,114
Series A-2 Preferred Stock	—	392,274	—	392,274
Series B Preferred Stock	—	4,336,037	—	4,336,037
Series C Preferred Stock	—	5,909,906	—	5,909,906
Series D Preferred Stock	—	769,468	—	769,468
Series D-2 Preferred Stock	—	3,391,991	—	3,391,991
Warrants to purchase Series D-2 Preferred Stock	—	180,784	—	180,784
Stock Options	2,270,771	2,441,142	2,376,747	2,763,365

8. Subsequent Event

In July 2014, the IND application for MGD007 cleared the 30-day review period by the FDA. This triggered a $5.0 million milestone payment due to the Company by Servier.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, (“GAAP”), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our subsequent Quarterly and Current Reports on Forms 10-Q and 8-K.

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

As of June 30, 2014, we have three oncology product candidates in clinical development and we expect to commence Phase 1 clinical trials on one additional product candidate later in 2014. Two of these programs utilize our Fc-optimization technology and two of them are based on our Dual-Affinity Re-Targeting (“DART”) technology. We also intend to advance three additional pre-clinical DART product candidates to Investigational New Drug (“IND”) submission and commence Phase 1 clinical trials with these product candidates in 2015. Key ongoing programs include:

•	Margetuximab is an Fc-optimized monoclonal antibody that targets HER2-expressing tumors, including breast, gastroesophageal and other cancers. HER2, or human epidermal growth factor receptor 2, is critical for the growth of many types of tumors. We are currently enrolling a Phase 2a clinical trial in metastatic breast cancer and the planning for the Phase 3 clinical trial in advanced gastroesophageal cancer is ongoing.

•	MGA271 is an Fc-optimized monoclonal antibody that targets B7-H3, a member of the B7 family of molecules and is over-expressed on a wide variety of solid tumor types. We expect to complete the first three dose expansion cohorts of a Phase 1 clinical trial by the end of 2014. We plan to initiate additional expansion cohorts using MGA271 as monotherapy in other tumor types, as well as combining MGA271 with other therapies for certain tumor types.

•	MGD006 is a humanized DART molecule that recognizes both CD123, the interleukin-3 receptor (“IL3R”) alpha chain which is expressed on leukemia and leukemic stem cells, but at very low levels if at all on normal hematopoietic stem cells, and CD3, which is expressed on T cells. We initiated our Phase 1 clinical trial with this program in the second quarter of 2014.

•	MGD007 is a humanized DART molecule that recognizes both the glycoprotein gpA33, expressed on gastrointestinal tumors, including more than 95% of human colon cancers, and CD3, which is expressed on T cells. In July 2014, the IND application for MGD007 was cleared by the FDA. Accordingly, we anticipate starting our Phase I clinical trial with this molecule later this year.

•	MGD010 is a humanized DART molecule that targets both CD32B, a co-inhibitory molecule, and CD79B, part of the B cell antigen receptor complex, two proteins expressed on the immune system’s B cells.

We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical studies and conducting clinical trials. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the private placements of convertible preferred stock, the public offerings of our common stock, collaborations, and government grants and contracts. From inception through June 30, 2014, we received $151.3 million from the sale of convertible preferred stock and warrants. We raised $85.6 million ($83.8 million net of expenses and deferred financing costs) in October 2013 through the sale of common stock in connection with our Initial Public Offering (“IPO”) and exercise by the underwriters of their over-allotment option. We raised an additional $77.2 million ($76.7 million net of expenses and deferred financing costs) through a follow-on public offering of our common stock and full exercise by the underwriters of their over-allotment option in February 2014. In addition, we have received significant non-equity capital from our collaborators in the form of upfront fees, milestone payments, annual maintenance payments and license option fees as well as reimbursement payments through our collaborations and government grants and contracts. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents as of June 30, 2014, combined with the collaboration payments we anticipate receiving, will enable us to fund the clinical development of margetuximab, MGA271, MGD006, MGD007, MGD010 and two additional pre-clinical DART oncology product candidates into 2017, assuming all of our collaboration programs advance as currently contemplated.

Through June 30, 2014, we had an accumulated deficit of $191.1 million. We expect that over the next several years we will increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.

Strategic Collaborations and Licenses

We have entered into several strategic collaborations which provide us with significant additional funding in order to continue development of our pipeline and to extend our technology platforms and on-going programs. Our collaborations have allowed us to speed up the progress of our on-going pre-clinical and clinical stage programs. Our most significant strategic collaborations include the following:

•	Takeda. In May 2014, we entered into a license and option agreement with Takeda for the development and commercialization of MGD010, a product candidate that incorporates our proprietary DART technology to simultaneously engage CD32B and CD79B, which are two B-cell surface proteins. MGD010 is currently in pre-clinical development for the treatment of autoimmune diseases. Upon execution of the agreement, Takeda made a non-refundable payment of $15.0 million to us. Takeda has an option to obtain an exclusive worldwide license for MGD010 following the completion of a pre-defined Phase 1a study. We will lead all product development activities until that time. If Takeda exercises its option, it will assume responsibility for future development and pay us a license option fee that, when combined with an early development milestone, would total $18.0 million. Assuming successful development and commercialization of MGD010, we are eligible to receive up to an additional $468.5 million in development, regulatory and sales milestone payments. If commercialized, we would receive double-digit royalties on any global net sales and have the option to co-promote MGD010 with Takeda in the United States. Finally, we may elect to fund a portion of Phase 3 clinical development in exchange for a North American profit share.

•	Gilead. In January 2013, we entered into an agreement with Gilead for Gilead to obtain exclusive worldwide rights for the research, development and commercialization of up to four DART molecules. For each molecule Gilead chooses to develop, the Company is entitled to receive an initial $7.5 million license grant fee and is further eligible to receive up to an additional $20 to $25 million in pre-clinical milestones and up to $240 to $250 million in additional clinical, regulatory and sales milestones. Gilead also provides funding for our internal and external research costs under the agreement and we are eligible to receive tiered royalties on the net sales at percentages ranging from the high-single digits to the low double digits subject to reductions in specified circumstances.

•

Servier. In November 2011, we entered into a collaboration agreement with Servier under which we granted Servier an option to obtain an exclusive license to develop and commercialize MGA271 in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. We received a $20.0 million option grant fee and a $10.0 million milestone payment, and may be eligible to receive up to approximately $415.0 million in license option fees and clinical, development, regulatory and sales milestone payments. In the event Servier exercises its option, Servier must pay a license option fee, which we estimate to be $30.0 million, based on the number of different indications represented within the planned Phase 1 patient population. We and Servier will share Phase 2 and Phase 3 development costs.

In September 2012, we entered into a second agreement with Servier and granted it options to obtain three separate exclusive licenses to develop and commercialize DART molecules, consisting of those designated by us as MGD006 and MGD007, as well as a third DART molecule, in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. We received a $20.0 million option grant fee. In addition, we became eligible to receive up to approximately $1 billion in additional license grant fees, and clinical, development, regulatory and sales milestone payments if Servier exercises all three of its options and successfully develops, obtains regulatory approval for, and commercializes a product under each license, including $5.0 million upon IND acceptance for each of MGD006, MGD007 and a third DART molecule. In addition to these milestone payments, we and Servier will share Phase 2 and Phase 3 development costs.

In February 2014, Servier exercised its option to develop and commercialize MGD006, for which we received a $15.0 million license option fee. We also received a $5.0 million milestone payment from Servier in connection with the IND application for MGD006 clearing the 30-day review period by the U.S. Food and Drug Administration (“FDA”). In July 2014, the IND application for MGD007 cleared the 30-day review period by the FDA. This triggered an additional $5.0 million milestone payment due to us by Servier.

Additionally, under both agreements, Servier would be obligated to pay us low- to mid-double digit royalties on product sales in its territories.

•	Boehringer. In October 2010, we entered into an agreement with Boehringer to discover, develop and commercialize up to ten DART molecules which may span multiple therapeutic areas. We granted Boehringer an exclusive worldwide, royalty-bearing license and received an upfront payment of $15.0 million. In the fourth quarter of 2013, Boehringer nominated a bi-specific antibody therapeutic candidate generated by our DART technology for pre-clinical development. This formal selection of a development candidate triggered a $5.0 million milestone payment to us under the agreement. We have received three annual maintenance payments, including a $4.0 million payment in the fourth quarter of 2013. We have the potential to earn development, regulatory and sales milestone payments that can reach up to approximately $210.0 million for each of the DART programs under this agreement. Boehringer provides funding for our internal and external research costs and is required to pay us mid-single digit royalties on product sales.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended June 30, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Research and Development Revenue

The following represents a comparison of our research and development revenue for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase/(Decrease)
	2014	2013
	(dollars in millions)
Revenue from collaborative research	$9.2	$11.8	$(2.6)	(22%)
Grant revenue	0.0	0.5	(0.5)	(96%)

Total revenue	$9.2	$12.3	$(3.1)	(25)%

	Six Months Ended June 30,		Increase/(Decrease)
	2014	2013
	(dollars in millions)
Revenue from collaborative research	$23.6	$21.9	$1.7	8%
Grant revenue	0.3	1.0	(0.7)	(66%)

Total revenue	$23.9	$22.9	$1.0	5%

The decrease in collaboration revenue of $2.6 million for the three months ended June 30, 2014 compared to the same period in 2013 is due to a decrease in revenue recognition related to the Servier MGA271 agreement as the estimated development period, and therefore the revenue recognition period of previously deferred revenues, was extended. Additionally, the Pfizer development period was completed in January 2014. These decreases were partially offset by an increase in revenue under the Boehringer agreement. The increase in collaboration revenue of $1.7 million for the six months ended June 30, 2014 compared to the same period in 2013 is due to the receipt of a $5.0 million milestone payment under our agreement with Servier, revenue recognized related to the Green Cross amendment and related accounting adjustment of $1.3 million (see Note 4 to the financial statements for additional information), increased revenue under the Boehringer agreement and revenue recognized under the Takeda agreement. These increases were partially offset by the decrease in revenue recognition related to the Servier MGA271 agreement and the decrease in revenue under the Pfizer agreement.

Grant revenue decreased in the three and six month periods ended June 30, 2014 as compared to the same periods in 2013 due primarily to less activity on the Dengue virus grant.

Research and Development Expense

The following represents a comparison of our research and development expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase/(Decrease)
	2014	2013
	(dollars in millions)
Margetuximab	$3.1	$2.1	$1.0	48%
MGA271	5.5	2.0	3.5	175%
DART product candidates	6.9	5.7	1.2	21%
Teplizumab	0.2	0.8	(0.6)	(75%)
Other discovery and pre-clinical programs, collectively	1.6	0.4	1.2	300%

Total research and development expense	$17.3	$11.0	$6.3	57%

	Six Months Ended June 30,		Increase/(Decrease)
	2014	2013
	(dollars in millions)
Margetuximab	$7.6	$3.1	$4.5	145%
MGA271	7.9	3.6	4.3	119%
DART product candidates	12.6	10.6	2.0	19%
Teplizumab	0.5	1.2	(0.7)	(58%)
Other discovery and pre-clinical programs, collectively	3.3	2.6	0.7	27%

Total research and development expense	$31.9	$21.1	$10.8	51%

During the three and six months ended June 30, 2014 our research and development expense increased by $6.3 million and $10.8 million, respectively, compared to the same period in 2013 due primarily to the initiation of clinical manufacturing of two product candidates and preparations for the margetuximab Phase 3 study and DART product candidate Phase 1 studies.

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase/(Decrease)
	2014	2013
	(dollars in millions)
General and administrative expense	$4.1	$1.5	$2.6	176%

	Six Months Ended June 30,		Increase/(Decrease)
	2014	2013
	(dollars in millions)
General and administrative expense	$7.4	$5.3	$2.1	39%

General and administrative expense increased for the three and six months ended June 30, 2014 by $2.6 million and $2.1 million compared to the same period in 2013 primarily due to an increase in stock-based compensation expense and increased insurance, professional fees and other costs associated with public company operations in 2014.

Other Income (Expense)

The change from other expense to other income for the three and six months ended June 30, 2014 compare to the same period in 2013 is primarily due to the change in the fair market value of the preferred stock warrant liability in 2013. This liability was settled in connection with our IPO in October 2013.

Cash Flows

The following table represents a summary of our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$1.7	$(13.8)
Investing activities	(1.2)	(0.9)
Financing activities	77.0	0.7

Net increase (decrease) in cash and cash equivalents	$77.5	$(14.0)

Operating Activities

Net cash provided by (used in) operating activities reflects, among other things, the amounts used to run our clinical trials and pre-clinical activities, including toxicology studies. The difference between net cash provided by operating activities during the six months ended June 30, 2014 and net cash used in operating activities during the same period in 2013 was primarily due to receipt of $20.0 million from Servier in the first quarter of 2014 and $15.0 million from Takeda in the second quarter of 2014, offset by increased spending on contract manufacturing activities and clinical trials.

Investing Activities

Net cash used in investing activities was primarily due to the acquisition of additional lab equipment needed to further our research and development activities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 includes net proceeds from our follow-on equity offering and cash from stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2013 includes cash from stock option exercises.

Liquidity and Capital Resources

We have financed our operations primarily through the private placements of convertible preferred stock, the public offerings of our common stock, upfront fees, milestone payments, annual maintenance payments and license option fees from collaborators and reimbursement through government grants and contracts. As of June 30, 2014, we had $194.0 million in cash and cash equivalents.

In addition to our existing cash and cash equivalents, we expect to continue to receive additional reimbursement from our collaborators for research and development services rendered, additional milestone and opt-in payments and grant revenue. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and pre-clinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents as of June 30, 2014, combined with the collaboration payments we anticipate receiving, will enable us to fund the clinical development of margetuximab, MGA271, MGD006, MGD007, MGD010 and two additional pre-clinical DART oncology product candidates into 2017, assuming all of our collaboration programs advance as currently contemplated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. Our primary exposure to market risk is related to changes in interest rates. Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments. As of June 30, 2014, we had cash and cash equivalents of $194.0 million, of which $26.0 million was invested in money market funds and the remainder was in our corporate operating account. We do not believe that our cash and cash equivalents have significant risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting has occurred during the quarterly period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See also, “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

In October 2013, we issued and sold 5,750,000 shares of our common stock, including 750,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, in our initial public offering at a public offering price of $16.00 per share, for aggregate gross proceeds of $80.0 million. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-190994), which was declared effective by the SEC on October 9, 2014.

There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 11, 2013, and we continue to use the proceeds in the manner described in such final prospectus and in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.	Exhibits

10.28†	License and Option Agreement, by and between Takeda Pharmaceutical Company Limited and the Company, dated May 22, 2014

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request to the SEC for confidential treatment.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

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
James Karrels
Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 5, 2014

EXHIBIT INDEX

Exhibit Page Number

10.28†	License and Option Agreement, by and between Takeda Pharmaceutical Company Limited and the Company, dated May 22, 2014

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request to the SEC for confidential treatment.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.