Form 10-K
period 2014-12-31
MACROGENICS INC
filed 2015-03-03
CIK 1125345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $437,213,185 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding on February 27, 2015 was 29,968,476.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MacroGenics, Inc.’s definitive proxy statement for the 2015 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•	our plans to develop and commercialize our product candidates;

•	our ongoing and planned clinical trials;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to enter into new collaborations or to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	significant competition in our industry;

•	costs of litigation and the failure to successfully defend lawsuits and other claims against us;

•	economic, political and other risks associated with our international operations;

•	our ability to receive research funding and achieve anticipated milestones under our collaborations;

•	our intellectual property position;

•	costs of compliance and our failure to comply with new and existing governmental regulations including, but not limited to, tax regulations;

•	loss or retirement of key members of management;

•	failure to successfully execute our growth strategy, including any delays in our planned future growth; and

•	our failure to maintain effective internal controls.

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

Except as otherwise indicated herein or as the context otherwise requires, references in this annual report on Form 10-K to “MacroGenics,” the “company,” “we,” “us” and “our” refer to MacroGenics, Inc. and its consolidated subsidiaries. DART®, the phrase “Breakthrough Biologics, Life-Changing Medicines” and the MacroGenics logo are our registered trademarks. The other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

Overview

We are a biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics for the treatment of cancer, as well as various autoimmune disorders and infectious diseases. We currently have a pipeline of product candidates in human clinical testing, primarily against different types of cancers. These include two product candidates developed using our proprietary “Fc Optimization” platform, namely margetuximab, an antibody that we are developing for treatment of certain types of metastatic breast cancers and gastroesophageal cancers, and MGA271, an antibody that we believe has the potential for broad impact across a variety of different tumor types through multiple potential mechanisms of action. In addition, we created a number of product candidates based on our proprietary Dual-Affinity Re-Targeting, or DART, platform and several of these are currently in, or advancing into, human clinical development. For example, we initiated human clinical studies with DART product candidates MGD006, in patients with acute myeloid leukemia that is refractory to other known treatments, and MGD007, in patients with colorectal cancer. We also recently entered into a collaboration with Janssen Biotech, Inc., or Janssen, with respect to MGD011, a DART being developed for treatment of various hematological malignancies, and anticipate that this molecule will start clinical trials in 2015. We specifically designed these three DART product candidates with the goal of harnessing the power of the immune system to destroy cancerous cells. In contrast, the flexibility of the DART platform has also allowed us to create MGD010, a DART molecule designed to moderate the hyperactivity of the immune system seen in various autoimmune disorders, and we expect to start human clinical studies with that product candidate in 2015 as well.

We develop new therapeutic product candidates ourselves using our antibody-based technology platforms and also in partnership with other biopharmaceutical companies, when such a partnership is advantageous for strategic or financial reasons. These collaborations have allowed us to expand and accelerate the breadth of product candidates that can be developed and also have generated a significant portion of the funding we have received to date.

Our core scientific expertise is in the field of protein engineering and all of these product candidates have been created through our proprietary protein engineering platforms. These platforms are generally focused on the creation of antibodies, antibody derivatives, and antibody-like molecules for use as therapeutic agents. Antibodies are proteins produced by specialized cells of the body’s immune system, usually in response to foreign substances such as bacteria and viruses, or to cancer cells, and they are the primary resource for our product candidates. Many of our cancer product candidates are derived from our library of over 2,000 purified antibodies and we continue to add new antibodies to that library. Our library of antibodies is targeted to more than 70 different antigens, or components of the foreign substance that induce the production of antibodies. While antibodies can have many different intended effects, the primary ones are to form a complex with, or bind to, an antigen with the effect of either activating or inactivating it, or to serve as a blocking agent to prevent another molecule from binding to it.

Our DART platform enables the creation of potential medicines comprised of a single molecule designed to simultaneously bind to two targets, each with antibody-like specificity, with the goal of creating a more significant biological effect than binding either one of the targets or even both of them separately. MGD006,

MGD007, MGD010 and MGD011 have all been generated from this platform and we have several additional DART molecules that are in earlier stages of research and development. To date, we have identified at least four different mechanistic applications of this platform:

•	re-directing natural immune cells, such as T cells, to attack a particular target of interest, such as an antigen found on a specific cancer cell,

•	modulating the effect of the body’s immune cells by binding to two antigens that regulate the body’s immune response, for example in various autoimmune inflammatory diseases,

•	targeting specific immune regulatory control proteins referred to as “checkpoints”; checkpoints may contribute to the suppression of T cell function, and blocking these molecules may serve as an approach for treating patients with cancer and/or infectious disease, and

•	attacking a virus or other pathogen with the goal of neutralizing the pathogen and/or increasing the likelihood that it can be recognized and destroyed by the body’s immune system.

Our Fc Optimization platform relies on the modification of the constant, or Fc, region of therapeutic antibodies. This region of the antibody is generally well-recognized by the immune system and our proprietary technology is designed to enhance key characteristics of that recognition system. For example, certain modifications of the Fc region increase antibody-dependent cellular cytotoxicity, or ADCC, which is the ability of therapeutic antibodies and immune cells to cooperate and destroy targets such as tumor cells. Margetuximab and MGA271 are both antibodies that have been designed using our Fc Optimization platform.

In addition to generating new product candidates using the DART and Fc Optimization platforms, we continue to use our expertise in protein engineering to expand the existing platforms and develop new ones that may be used to create next-generation medicines. We also have a proprietary Cancer Stem-like Cell, or CSLC, technology that provides a unique discovery tool to identify cancer targets shared both by tumor-initiating cells and the differentiated cancer cells derived from them. The combination of these technology platforms allows us to customize antibodies, antibody-derived molecules and antibody-like molecules designed to treat a specific disease.

We continue to create new molecules designed for desired therapeutic effect and expect to continue to advance those programs, either directly or in collaboration with other biopharmaceutical companies.

Our Strategy

Primary Objectives

Our goal is to be a fully integrated biotechnology company leading in the discovery, development and commercialization of breakthrough biologics for the treatment of patients with cancer, as well as various autoimmune disorders and infectious diseases.

Key elements of our strategy are as follows:

•

Therapeutic focus, science driven. We create therapeutic biological products primarily for various types of cancers, including both solid tumors and hematological malignancies. Our proprietary DART and Fc Optimization technology platforms are particularly useful for targeting and harnessing specific elements of the human immune system, allowing us to design molecules that (1) directly target cancer cells and enhance the ability of the immune system to destroy those cells, (2) re-direct effector cells to attack tumors, or (3) affect mechanisms that regulate the immune response to cancer, either by stimulating pathways that enhance this response or by blocking pathways that inhibit this response, including checkpoint molecules. This field of scientific discovery, broadly known as immuno-oncology, has been developing rapidly in the last few years, and most therapeutic products to date are largely focused on affecting individual biological pathways. We believe that cancers are sufficiently complex that effective treatments must simultaneously affect more than one pathway. We believe that we are well-positioned, particularly through the adaptability of our DART platform, to be able to create and develop therapeutic molecules designed to simultaneously target more than one pathway.

This same flexibility in our platforms allows us to create therapeutic molecules that may be useful for other unmet medical needs beyond cancer, such as for autoimmune disorders and infectious diseases. Our core strategic focus is on development of cancer therapeutics, but we may also opportunistically pursue such possibilities when they arise.

•	Fully integrated with a deep pipeline. Our objective is to be a fully integrated biotechnology company, in that we intend to continue to grow and establish all necessary functions from early-stage research through commercialization in at least the United States. At our current stage of development as a company, we have established early-stage discovery, process development, clinical development and clinical-stage manufacturing functions, and we intend to build commercial manufacturing as well as U.S.-based sales and marketing infrastructure as our development pipeline matures.

We believe we have a broad portfolio of product candidates and we are not dependent upon the success of any one of them for the overall success of the company. We continue to augment that pipeline through the discovery and development of new product candidates, primarily through utilization of our internal scientific expertise and strategically seeking external collaborations that can augment our own skills. In 2014, we advanced two programs into clinical development and expect that we will advance at least two more into clinical development in 2015. Our goal is to continue at approximately that pace to ensure a robust pipeline and to replace product candidates that fail to progress.

•	Leveraging partnerships. Throughout our company’s history we have entered into collaborations with other biopharmaceutical companies and intend to continue to do so. We enter into collaborations when there is a strategic advantage to us to do so and when we believe the financial terms of the collaboration are favorable for meeting our short-term and long-term strategic objectives. We are not dependent upon any one of these collaborations, but in many cases we have the rights to significant financial payments if the product candidates that are the subjects of the collaborations achieve development milestones and sales. We have also used these collaborations to provide funding for research, to maintain a broader portfolio of product candidates, and to obtain rights to expand in the future, for example by securing co-promotion and profit-sharing rights under certain circumstances.

•	Investments in talent and culture. One of our most valuable assets is the quality of our employee base. We invest significant effort in selecting and retaining high caliber, talented individuals who reflect our values of teamwork, initiative, innovation, corporate responsibility and integrity. As we continue to grow, we continue to seek and develop employees who are strongly committed to delivering life-changing medicines for unmet medical needs through a collaborative work environment.

Core Therapeutic Areas We Target

Cancer

Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled fashion, forming malignancies that can invade other parts of the body. In normal tissues, the rates of new cell growth and cell death are tightly regulated and kept in balance. In cancerous tissues, this balance is disrupted as a result of mutations, causing unregulated cell growth that leads to tumor formation and growth. While tumors can grow slowly or rapidly, the dividing cells will nevertheless accumulate and the normal organization of the tissue will become disrupted. Cancers subsequently can spread throughout the body by processes known as invasion and metastasis. Once cancer spreads to sites beyond the primary tumor, it may be incurable. Cancer cells that arise in the lymphatic system and bone marrow are referred to as hematological malignancies. Cancer cells that arise in other tissues or organs are referred to as solid tumors. Cancer can arise in virtually any part of the body, with the most common types arising in the prostate gland, breast, lung, colon and skin. We believe that our platforms position us very well strategically to actively develop approaches for the treatment of both solid tumors and hematologic malignancies.

Cancer is the second leading cause of death in the United States, exceeded only by heart disease, and accounts for almost one of every four deaths. The American Cancer Society estimates that in 2015 there will be approximately 1.7 million new cases of cancer and approximately 590,000 deaths from cancer. The National Institutes of Health estimates that based on growth and aging of the U.S. population, medical expenditures for cancer in the year 2020 are projected to reach at least $158 billion (in 2010 dollars), representing an increase of 27% over 2010.

Autoimmune Disorders

Autoimmune disorders including rheumatoid arthritis, Crohn’s disease, systemic lupus erythematosus, and multiple sclerosis, collectively affect more than 20 million people in the United States. Autoimmune disorders involve self-reactivity and destruction by T cells, B cells and antibodies due to a lack of self-tolerance. Anti-inflammatory therapies, such as TNF (tumor necrosis factor) inhibitors, have been able to improve diseases like rheumatoid arthritis. However, in addition to T cells, more evidence indicates that B cells play an important role in many common autoimmune and allergic disorders by initiating and amplifying the pathological disease processes. Current B cell targeted therapies either cause depletion of B cells, thus limiting their applicability due to the potential for infections (e.g., rituximab), or exhibit a delayed onset of action and limited efficacy across patient populations (e.g., belimumab).

Our Product Candidates

The table below depicts the current status of product candidates that are in or near human clinical development and for which we retain all or some commercial rights:

Oncology

•

Margetuximab is an antibody that targets HER2-expressing tumors, including certain types of breast and gastroesophageal cancers. Human epidermal growth factor receptor 2, or HER2, is critical for the growth of many types of tumors. Using our Fc Optimization platform, we have engineered the constant region, or Fc region, of margetuximab to increase margetuximab’s ability to kill tumor cells through an

Fc-dependent mechanism, including antibody dependent cell-mediated cytotoxicity, or ADCC. Our preliminary Phase 1 data for margetuximab demonstrated that anti-tumor activity had been observed at a range of doses tested, including the lowest dose level of margetuximab, even in patients who were heavily pre-treated (frequently with other anti-HER2 agents). In 2015, we plan to commence a Phase 3 potential registration clinical trial with margetuximab called “SOPHIA” in patients with metastatic breast cancer expressing HER2 at the 3+ level by immunohistochemistry (IHC) or 2+ level by IHC with gene amplification who have failed therapy with other HER2-directed therapeutic agents. We also plan to commence exploratory Phase 1/2 studies combining margetuximab with other therapeutic agents in patients with gastroesophageal cancer, and we are currently enrolling a Phase 2a clinical trial in patients with lower levels of HER2 expression.

•	MGA271 is an antibody that targets B7-H3, a member of the B7 family of molecules involved in immune regulation, and that is over-expressed on a wide variety of solid tumor types. Inhibition of certain members of the B7 family has been shown to have powerful anti-tumor effects in several solid tumor types. We engineered MGA271 to utilize the same Fc Optimization enhancements that we incorporated in margetuximab, and to target B7-H3 that is over-expressed on differentiated tumor cells and CSLCs, as well as on the supporting tumor vasculature and underlying tissues. MGA271 is designed to destroy all of these components of the cancer. We have initiated additional dose expansion cohorts using MGA271 as monotherapy in other tumor types, including patients with melanoma (who have failed prior therapy with checkpoint inhibitors), renal cell carcinoma, triple-negative breast carcinoma, squamous cell carcinoma of the head and neck and a cohort of patients with lung or bladder carcinoma that have particularly intense expression of B7-H3. In 2015, we also intend to initiate one clinical study combining MGA271 with ipilimumab and plan to initiate a second study combining MGA271 with another immuno-oncology agent. Under the terms of a collaboration, Les Laboratoires Servier and Institut de Recherches Servier, or collectively, Servier, has an option to obtain exclusive rights to develop and commercialize MGA271 in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. If the option is exercised, MacroGenics would still retain exclusive rights in those countries.

•	MGD006 is a DART molecule that recognizes both CD123 and CD3. CD123, the Interleukin-3 receptor alpha chain, is expressed on leukemia and leukemic stem cells, but only at very low levels or not at all on normal hematopoietic stem cells. T cells, which express CD3, can destroy tumor cells. In pre-clinical studies, we have demonstrated the ability of MGD006 to recruit, activate, and expand T cell populations to eliminate leukemia cells. We are currently enrolling and dosing patients in the dose escalation portion of a Phase 1 clinical trial of MGD006. Under the terms of a collaboration, Servier has the exclusive right to develop and commercialize MGD006 in all countries other than the United States, Canada, Mexico, Japan, South Korea and India, and MacroGenics retains exclusive rights in those countries.

•	MGD007 is a DART molecule that recognizes both the glycoprotein A33 (gpA33) and CD3, and has an Fc domain, which allows for extended pharmacokinetic properties, and convenient intermittent dosing. gpA33 is expressed on gastrointestinal tumors, including more than 95% of human colon cancers. We have demonstrated that this molecule is able to mediate T cell killing of gpA33-expressing cancer cells and CSLCs in pre-clinical experiments. We are currently enrolling and dosing patients in the dose escalation portion of a Phase 1 clinical trial of MGD007. Under the terms of a collaboration, Servier has an option to obtain exclusive rights to develop and commercialize MGD007 in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. If the option is exercised, MacroGenics would still retain exclusive rights in those countries.

•

MGD011 is a DART molecule that targets both CD19 and CD3 and is being developed for the treatment of B-cell hematological malignancies. CD19, a lymphocyte-specific marker expressed from early B-lymphocyte development through mature memory B cells, is highly represented in B-cell malignancies. This makes it attractive for targeted interventions. MGD011 is designed to redirect T cells, via their CD3 component, to eliminate CD19-expressing cells found in many hematological malignancies. MGD011 has been engineered to address half-life challenges posed by other programs targeting CD19 and CD3. Like MGD007, this product candidate has an Fc domain, which allows for extended pharmacokinetic properties and convenient dosing at a once-a-week or longer interval. In addition, MGD011 and our other DART molecules that redirect T cells against cancer targets are manufactured using a conventional antibody platform without the complexity of having to genetically modify T cells from individual patients as required by approaches such as chimeric antigen receptor (CAR) T-cells. Under our recent collaboration and license agreement with Janssen, after we file the investigational new drug, or IND, application for MGD011, Janssen will develop the product candidate, subject to our options to co-promote the product in the United States and Canada and to invest in later-stage development in exchange for a United States and Canada profit-share. We anticipate that human clinical studies of MGD011 will begin in 2015.

•	MGD009 is a DART molecule that recognizes an undisclosed solid tumor antigen and CD3, and has an Fc domain, which allows for extended pharmacokinetic properties. We have demonstrated that this molecule is able to mediate T cell killing of cancer cells in pre-clinical experiments. We expect to submit an IND for MGD009 in 2015 and initiate a Phase 1 clinical study by year-end. MacroGenics retains worldwide development and commercialization rights to this molecule.

Autoimmune Disorders

•	MGD010 is a DART molecule designed to address limitations of existing B cell-targeted therapies by binding to the CD32B and CD79B proteins found on human B cells. In pre-clinical studies, this DART molecule modulates the function of human B cells without B cell depletion. In normal conditions, B cells utilize CD32B as one of the key checkpoints or negative regulators to ensure that tolerance to self is maintained and autoimmune disease does not occur. MGD010 is designed to further exploit this mechanism by triggering this inhibitory “immune checkpoint” loop. We believe this molecule preferentially blocks those B cells that are activated to produce the pathogenic antibodies that promote the autoimmune process. We are planning to initiate a Phase 1a clinical trial with MGD010 in normal healthy volunteers in 2015. Under the terms of a collaboration agreement with respect to MGD010, Takeda Pharmaceutical Company Limited, or Takeda, has the option to further develop the program after completion of Phase 1a clinical development and, if that option is exercised, we would retain the right to co-promote the product in the United States and to invest in Phase 3 development in exchange for a North America profit-share.

•	Teplizumab is an anti-CD3 monoclonal antibody being developed for the treatment of type 1 diabetes. Teplizumab has been engineered to alter the function of the T cells that mediate the destruction of the insulin-producing beta cells of the islets of the pancreas. Teplizumab potentially represents an advance in the treatment of type 1 diabetes by addressing the underlying disorder, rather than merely using insulin replacement therapy. Teplizumab is currently being evaluated in a Phase 2 clinical trial, called At-Risk, for the prevention or delay of onset of type 1 diabetes in patients determined to be at very high risk for developing the disease. This clinical trial is being sponsored by the National Institute of Diabetes and Digestive and Kidney Diseases. We are actively seeking a collaborator for further development of teplizumab.

Our Platforms and Technology Expertise

We apply our understanding of disease biology, immune-mediated mechanisms and next generation antibody technologies to design specifically targeted antibody-based product candidates based on our DART and Fc Optimization platforms. Through these platforms and utilization of our CSLC technology, we have designed antibody-based product candidates that have the potential to improve on standard treatments by having: (1) multiple specificities; (2) increased abilities to interact with the body’s immune system to fight tumors; (3) capacity to bind more avidly to antigen targets: (4) increased potency; (5) reduced immunogenicity; or (6) the ability to target cancer cells that are resistant to standard treatments. Moreover, these technology platforms are complementary and can be combined.

DART Platform: Our Proprietary Approach to Engineer Bi-Specific Antibodies

We use our DART platform to create derivatives of antibodies with the ability to bind to two distinct targets instead of a single one found in traditional monoclonal antibodies. DART product candidates are therefore bi-specific. An example of a bi-specific molecule is illustrated below:

Because cancer cells have developed ways to escape the immune system, we have created DART molecules that improve upon the human immune system, by creating alternative antibody-like structures with more potent immune properties than the parent antibody molecules from which they are derived. The two variable regions of an antibody are mono-specific and are able to target only a single type structural component of an antigen. For many years, researchers have sought to create recombinant molecules that are capable of targeting two antigens or epitopes (i.e., specific part of an antigen bound by the antibody) within the same molecule. The challenges in creating such molecules have been the instability of the resulting bi-specific molecules and their inherent short half-lives, as well as the inefficiencies in manufacturing these compounds. We believe our DART platform has overcome these engineering challenges by incorporating proprietary covalent di-sulfide linkages and particular amino acid sequences that efficiently pair the chains of the DART molecule. This results in a structure with enhanced manufacturability, long-term structural stability, and the ability to tailor the half-lives of the DART molecules to their clinical needs. This engineered antibody-like protein has a compact and stable structure and enables the targeting of two different antigens with a single recombinant molecule.

The DART platform has been specifically engineered to accommodate virtually any variable region sequence with predictable expression, folding, and antigen recognition. To date, we have produced over 100 different DART molecules and have completed numerous in vitro and in vivo proof-of-principle studies on many of these molecules.

We believe our DART platform may provide a significant advantage over current biological interventions in cancer, autoimmune disorders and infectious disease by enabling a range of modalities, including those described below.

•    Redirected T cell activation and killing. In this version of the DART molecule, we are enabling the cancer-fighting properties of the immune effector cells, such as T lymphocytes to: (1) recognize and bind to structures expressed on a cancer cell (e.g., CD123, the first specificity in the example on the right), (2) enable the recruitment of all types of cytotoxic, or cell killing, T cells, irrespective of their ability to recognize cancer cells (e.g., CD3, a common component of the T cell antigen receptor, is the second specificity in the example on the right), and (3) trigger T cell activation, expansion, and cell killing mechanisms to destroy a cancer cell. The outcome is that any of the body’s T cells, in theory, could be recruited to destroy a cancer cell and thus, are not limited to the small numbers of specific T cells that might have been generated in response to cancer to kill tumor cells. Furthermore, since any T cell could be recruited for this killing process, only small amounts of a DART molecule are required to trigger this potent immune response. Additionally, the compact structure of the DART protein makes it well suited for maintaining cell-to-cell contact, apparently contributing to the high level of target cell killing.

•    Modulation of receptor signaling. In another configuration of the DART molecule, we have taken advantage of the two different specificities engineered in a DART structure to bind not only to particular cells involved in autoimmune processes, such as autoimmune B cells, but also to usurp the immune checkpoint signaling pathways programmed within the cells to impede the pathogenic autoimmune responses. Our MGD010 product candidate targets both CD32B, a co-inhibitory molecule, and CD79B, part of the B cell antigen receptor complex, two proteins expressed on the immune system’s B cells. Using a single DART molecule, we attempt to promote the interaction of these two receptors, a step required to interrupt the B-cell activation and immune response that single antibodies directed against CD32B, CD79B, or both cannot accomplish independently.

•    Simultaneous targeting of multiple co-inhibitory receptors or checkpoints, such as those involved in inhibiting T cell responses and B cell responses. The immune system generally prevents the development of autoimmune phenomena by regulating activated immune cells that have responded to non-self or foreign antigens. This negative feedback loop is triggered by the interactions of co-inhibitory receptors, or checkpoint molecules, expressed on the immune cells with ligands expressed by other cells, such as antigen-presenting cells. This phenomenon is exploited by cancer, whereby tumor cells express checkpoint ligands that block the development of an immune response against the tumor. Antibodies that block the interaction of checkpoint molecules with their ligands have been shown to significantly improve the clinical outcomes of patients with advanced cancers. Because of the diversity of immune checkpoint pathways, blockade of a single axis, while clinically significant, as shown in the case of the blockade of the PD-1/PD-L1 axis with pembrolizumab or nivolumab, will not benefit all patients. In fact, combinations of checkpoint inhibitors, such as nivolumab and ipilimumab, a CTLA-4 blocker, have resulted in significantly enhanced benefit compared to ipilimumab alone. We believe that DART molecules targeting two immunoregulatory pathways, such as two checkpoints in a single molecule, could afford the clinical benefit of the combination together with the potential for synergistic activity, as well as significant advantages in manufacturing, simplified clinical development, and enhanced patient convenience.

•    Targeting multiple epitopes on a pathogen for enhanced neutralization and/or clearance. Infectious agents with slightly different genetic sequences or structures may perpetuate disease. Sometimes multiple variants may infect one individual and may evade the patient’s normal immune responses. Creating DART molecules that neutralize multiple infectious variants of a virus or multiple toxins produced by a bacterium could be an advantage for prevention or treatment. Examples of this include targeting the major genetic and serological forms of dengue virus, the cause of a major viral disease transmitted by mosquitoes, quasi-species of HIV, or different bacterial toxins derived from pathogenic clostridium species.

In addition, we have the ability to tailor a DART molecule’s valency (number of binding sites), the strength by which the binding sites attach to their targets, and its half-life in the blood circulation, after delivery to a patient. Furthermore, when an Fc domain is coupled with a DART molecule, additional changes can be included that can modulate the DART molecule’s engagement with different immune cells.

We have developed proof-of-concept pre-clinical data and are developing specific product candidates using this technology, including MGD006, MGD007, MGD010, MGD011 and MGD009, among others. We have been able to produce DART molecules in both bacterial and mammalian expression systems.

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

ADCC

The Fc region mediates the function of certain antibodies by binding to different activating and inhibitory receptors, referred to as FcgRs, on immune effector cells found within the innate immune system. By engineering Fc regions to bind with an increased affinity to the activating FcgRs and with a reduced affinity to the inhibitory FcgRs, we have been able to impart a more effective immune response, and improve effector functions, such as ADCC. This is another example in which small changes in antibody structure can confer improvements on normal immune processes.

We have established a proprietary platform to engineer, screen, identify and test antibodies’ Fc regions with customizable activity. In particular, we have licenses to use transgenic mice that express human FcgRs. These mice can be used for in vivo testing of antibodies that incorporate Fc domain variants, including those antibodies intended for cancer therapy.

To date, we have successfully incorporated our Fc variants in two of our clinical-stage antibody product candidates, margetuximab and MGA271. We have pre-clinical data demonstrating that these Fc variants have substantially improved the therapeutic effects of these antibodies.

Cancer Stem-like Cell Technology: Our Proprietary Approach to Discover Cancer Targets

Our CSLC technology provides new approaches to discover and identify cancer targets that are not susceptible to current cancer therapies. Cancer stem cells represent important potential targets in oncology drug development because they are theorized to be the basis for tumor re-growth, metastasis and resistance to much standard chemotherapy. Therefore, the ability to specifically target and destroy cancer stem cells could potentially address an unmet medical need in many hard-to-treat cancers today. Using our CSLC technology, we can create antibodies that could target or kill cancer stem cells.

Building on our expertise in growing stem cells from normal tissues using proprietary media and culture conditions, we have produced CSLCs from a range of primary human tumor tissues, including those derived from the colon, lung and ovary. We analyze and characterize the CSLCs for the following stem-cell related features: (a) ability for self-renewal, (b) ability to form tumors in vivo that differentiate with the expected histological characteristics, and (c) genetic and protein stem cell marker expression profiles. To date, we have created novel antibodies that target antigens on both CSLCs and the bulk differentiated tumor cells, which are derived from the CSLCs.

We have generated over 2,000 monoclonal antibodies that we have screened by IHC for lower-binding to normal, non-malignant tissues. Many of these antibodies have been characterized for binding to primary tumors and cancer cell lines and we are developing the most promising of these antibodies into product candidates. This collection of antibodies is selective for both validated and novel cancer targets.

Our Collaborations

We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our current strategic collaborations, we have received significant non-dilutive funding to date and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones, or royalties and other payments upon the commercial sale of products. Each of our collaborations has a unique set of terms and conditions, but in general, they fall into two categories:

•	MacroGenics-Created Programs. We have a number of collaborations relating to product candidates that we have created from our internal research efforts. These include Janssen for MGD011; Servier for MGA271, MGD006 and MGD007; Takeda for MGD010; and Green Cross Corp., or Green Cross, for margetuximab. In the case of these product candidates, we have entered into collaborations when we believed that our partner could further enable development of the program or provide additional capabilities and funding to supplement MacroGenics’ investment, or both. In all of these cases, we obtained financial terms that we believed were beneficial to us and retained commercial rights for multiple major markets or options to other commercial rights. For example, under the Janssen and Takeda agreements, we have the option to co-promote products in the United States as well as an option to share in profits in the United States (and Canada, as well, under the Janssen agreement) if we invest in the late-stage development. Under the Servier agreements, we retain full commercialization and development rights in the United States, Canada, Mexico, Japan, South Korea and India. Under the Green Cross agreement, we retain full commercialization rights worldwide except for South Korea.

•	Joint Research Programs. We have several programs under which collaborators have sought to utilize some aspect of our protein engineering platforms with new product concepts that are jointly directed, and sometimes employing a collaborator’s own proprietary technology. These collaborations give us the ability to expand the breadth of our potential products, develop greater scientific expertise, and obtain additional funding for research. We have entered into these types of programs with Pfizer, Inc., Boehringer Ingelheim GmbH, or Boehringer, and Gilead Sciences, Inc., or Gilead. With these collaborators we have more limited development or commercial rights related to the product candidates that may emerge from joint research programs.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patents intended to protect, for example, the composition of matter of our product candidates, their methods of use, the technology platforms used to generate them, related technologies and/or other aspects of the inventions that are important to our business. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business. In addition, there is cost and risk to our business in defending and enforcing our patents, maintaining our licenses to use intellectual property owned by third parties, and preserving the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary positions. We currently use multiple industry-standard patent monitoring systems to monitor new United States Patent and Trademark Office, or USPTO, filings for any applications by third parties that may infringe on our patents.

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

A third party may hold patents or other intellectual property rights that are important to or necessary for the development of our product candidates or use of our technology platforms. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. For example, certain patents held by third parties cover Fc engineering methods and mutations in Fc regions to enhance the binding of Fc regions to Fc receptors on immune cells. Although we believe that these patents are invalid, if they cover margetuximab or MGA271 and we are unable to invalidate them, or if licenses for them are not available on commercially reasonable terms, our business could be harmed, perhaps materially.

Because patent applications in the United States and certain other jurisdictions can be maintained in secrecy for 18 months or potentially even longer, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention. From time to time, we may, in the ordinary course of business, participate in post-grant challenge proceedings, such as oppositions, that challenge the patentability of third party patents. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

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

In-Licensed Intellectual Property

We have entered into patent and know-how license agreements that grant us the right to use a certain technology related to biological manufacturing for margetuximab and MGA271. We anticipate using this technology for future product candidates. This licensor has a business dedicated to licensing this technology and we anticipate that licenses to use the technology for our future products will be available. The licenses typically include an obligation to pay an upfront payment, yearly maintenance payments and sales royalties.

In establishing our Fc Optimization platform, we entered into patent license agreements which grant us the right to use technologies to generate mutant Fc regions. The licenses include obligations to pay a yearly maintenance payment, development milestones and sales royalties on products we develop and commercialize that include mutant Fc regions generated using the patented technologies.

Manufacturing

We currently have a manufacturing facility located in Rockville, Maryland. We intend to expand our capacity at this location later in 2015. For our Phase 3 clinical trials for our antibody product candidates and for commercial sale quantities of such candidates, we have supplemented our manufacturing capacity through contract manufacturing organizations and may need to expand further to be able to supply the quantities required. We intend to screen multiple manufacturers to provide the drug substance for commercial purposes for some of our product candidates prior to the filing of a biologics license application, or BLA. We currently rely on and will continue to rely on contract fill-finish service providers to fulfill our fill-finish needs for our current and future product candidates.

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

Competition

There are a large number of companies developing or marketing treatments for cancer and autoimmune disorders, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, as well as biologic therapeutics that work by using next-generation antibody technology platforms to address specific cancer targets. In addition, several companies are developing therapeutics that work by targeting multiple specificities using a single recombinant molecule. Amgen Inc. has obtained marketing approval for at least one product that works by targeting antigens both on immune effector cell populations and those expressed on certain cancer cells, and has other product candidates in development that use this mechanism. In addition, other companies are developing new treatments for cancer and autoimmune diseases that enhance the Fc regions of antibodies to create more potent antibodies, including F. Hoffmann -La Roche Ltd. and Xencor, Inc.

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

The key competitive factors affecting the success of all of our therapeutic product candidates, if approved, are likely to be their efficacy, safety, dosing convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third party payors. In addition, the standard of medical care provided to cancer patients continues to evolve as more scientific and medical information becomes available. These changes in medical care relate to pharmaceutical products, but are also affected by other factors, and such changes can positively or negatively affect the prospects of our product candidates as well as those of our competitors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payors seeking to encourage the use of biosimilar products. Biosimilar products are expected to become available over the coming years. For example, certain products that are trastuzumab biosimilars may be approved in the U.S. prior to margetuximab, if approved.

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

FDA Approval Process

All of our current product candidates are subject to regulation in the United States by the FDA as biological products, or biologics. The FDA subjects biologics to extensive pre- and post-market regulation. The Public Health Service Act, the Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of biologics. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending BLAs, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, or criminal penalties.

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

Facilities

Our headquarters are located in Rockville, Maryland, where we occupy office and laboratory space under two leases that each expire on January 31, 2020, and each of those leases may be extended for a five-year term. Our manufacturing facility is also located in Rockville under lease from the same landlord. The lease for a portion of that facility expires on March 31, 2018 and may be extended for a five-year term, and the lease for the remainder of that facility expires on December 31, 2019. We also lease office and laboratory space in South San Francisco under a lease that expires on February 28, 2018.

Employees

As of February 27, 2015, we had 211 full-time employees, 180 of whom were primarily engaged in research and development activities and 43 of whom had an M.D. or Ph.D. degree.

Legal Proceedings

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are not currently a party to any material legal proceedings.

Available Information

Our website address is www.macrogenics.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or the SEC: Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We are currently enrolling patients in clinical trials for margetuximab, MGA271, MGD006 and MGD007, and anticipate initiating or continuing clinical trials for these product candidates and others in 2015. The commencement of new clinical trials could be substantially delayed or prevented by several factors, including:

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

Our products in development are based on new technologies, such as Fc Optimization, DART molecules and CSLCs. Given the novelty of our technologies, we intend to work closely with FDA and other regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates. It is possible that the validation process may take time and resources, require independent third-party analyses or not be accepted by the FDA and other regulatory authorities. For some of our product candidates that are based on these technology platforms, the regulatory approval path and requirements may not be clear or evolve as more data becomes available for this product candidates, which could add significant delay and expense. Delays or failure to obtain regulatory approval of any of the product candidates that we develop would adversely affect our business.

We may not be successful in our efforts to use and expand our technology platforms to build a pipeline of product candidates.

A key element of our strategy is to use and expand our technology platforms to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of different types of diseases. Although our research and development efforts to date have resulted in a pipeline of product candidates directed at various cancers, as well as autoimmune disorders and infectious diseases, we may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenues in future periods, which could result in significant harm to our financial position and adversely affect our stock price.

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

We may seek fast-track designation for some of our product candidates. There is no assurance that the FDA will grant such designation and, even if it does, that designation may not actually lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval in the United States.

We may seek fast-track designation and review for some of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition or disease and has an unmet medical need, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot provide assurance that the FDA would decide to grant it. Moreover, even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the European Medicines Agency, or EMA, or the FDA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States, although this may be as long as twelve years if the applicable reference product has a longer period of exclusivity, and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our products.

The process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including:

•	The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

•	The manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

•	We must comply with the FDA’s current Good Manufacturing Practice, or cGMP, regulations and guidelines. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of drug product for our clinical trials or the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

•	Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

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

The life sciences industry is highly competitive and subject to rapid and significant technological change. We are currently developing therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products in our field before we do.

Specifically, there are a large number of companies developing or marketing treatments for cancer and autoimmune disorders, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, as well as biologic therapeutics that work by using next-generation antibody technology platforms to address specific cancer targets. In addition, several companies are developing therapeutics that work by targeting multiple specificities using a single recombinant molecule. Amgen, Inc. has obtained marketing approval for one cancer product candidate that works by targeting antigens both on immune effector cell populations and those expressed on certain cancer cells, and has other product candidates using this mechanism in development. In addition, other companies are developing new treatments for cancer and autoimmune diseases that enhance the Fc regions of antibodies to create more potent antibodies, including F. Hoffmann-La Roche Ltd. and Xencor, Inc.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payors seeking to encourage the use of biosimilar products. Biosimilar products are expected to become available over the coming years. For example, certain HER2 biosimilar products are approved in certain countries and others may be approved prior to margetuximab. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive biosimilar products if any have been approved by then.

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act, collectively the ACA, created a regulatory scheme authorizing the FDA to approve biosimilars. Under the ACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” Under this new statutory scheme, an application for a biosimilar product may not be submitted to the FDA until four years following approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own pre-clinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Furthermore, recent legislation has proposed that the 12 year exclusivity period for each a reference product may be reduced to seven years.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs.

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

We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. As of December 31, 2014, our accumulated deficit was approximately $214.0 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

We are advancing our product candidates through clinical development. Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials, is expensive. In order to obtain such regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding beyond what was raised in our public offerings and through our collaborations and license agreements to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents as of December 31, 2014, combined with the proceeds from our collaboration with Janssen Biotech and the investment in our common stock by its affiliates, as well as collaboration payments we anticipate receiving, will enable us to fund our operations into 2018, assuming all of our collaboration programs advance as currently contemplated. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

Our ability to utilize our federal net operating losses, or NOLs, and federal tax credits is currently limited, and may be limited further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years or since the last ownership change. We are already subject to Section 382 limitations due to acquisitions we made in 2002 and 2008. As of December 31, 2014, we had federal NOL carryforwards of $158.9 million, state NOL carryforwards of $103.4 million and research and development tax credit carryforwards of $26.3 million available. Future changes in stock ownership may also trigger an ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and tax credit carryforwards to reduce United States federal income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.

Risks Related to Our Dependence on Third Parties

Our existing therapeutic collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We have limited capabilities for drug development and do not yet have any capability for sales, marketing or distribution. We have entered into collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Janssen Biotech, Inc., or Janssen, Takeda Pharmaceutical Company Ltd., or Takeda, Les Laboratoires Servier and Institut de Recherches Servier, or collectively Servier, Gilead Sciences, Inc., or Gilead, Boehringer Ingelheim GmbH, or Boehringer, Pfizer, Inc., or Pfizer, and Green Cross Corp., or Green Cross. These collaborations also have provided us with important funding for our development programs and technology platforms and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of our collaboration and license agreements with Janssen, Takeda, Servier, Gilead, and Boehringer may be terminated for convenience upon the completion of a specified notice period.

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

We expect to continue to depend on independent clinical investigators and CROs to conduct our clinical trials. CROs may also assist us in the collection and analysis of data. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. These investigators and CROs will not be our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA requires that we comply with standards, commonly referred to as current Good Clinical Practice, or GCP, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial subjects are protected. Failure of clinical investigators or CROs to meet their obligations to us or comply with GCP procedures could adversely affect the clinical development of our product candidates and harm our business.

Failure of our third party contractors to successfully develop and commercialize companion diagnostics for use with our product candidates could harm our ability to commercialize our product candidates.

We plan to develop companion diagnostics for our product candidates where appropriate. Companion diagnostics are used to identify patients who could potentially benefit from our therapeutic product candidates or for safety reasons to identify patients who might be at increased risk for a potential side effect. We expect that, at least in some cases, the FDA and similar regulatory authorities outside the United States may require the development and regulatory approval of a companion diagnostic as a condition to approving our product candidates. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions.

In most cases, we will likely outsource the development, production and commercialization of companion diagnostics to third parties. By outsourcing these companion diagnostics to third parties, we become dependent on the efforts of our third party contractors to successfully develop and commercialize these companion diagnostics. Our contractors:

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

We currently have a manufacturing facility located in Rockville, Maryland. We manufacture drug substance at this facility that we use for research and development purposes and for clinical trials of our product candidates. We believe we currently have capacity to produce Phase 2 material for our antibody product candidates and clinical material for our DART therapeutics, but our current facility will be insufficient to support our needs for our Phase 3 clinical trials for our antibody product candidates and for commercial quantities of such candidates. We do not have experience in manufacturing products at commercial scale.

We have entered into agreements with contract manufacturing organizations to supplement our clinical supply and internal capacity as we advance our product candidate pipeline. We expect to use third parties for the manufacture of certain of our product candidates for clinical testing, as well as for commercial manufacture of some of our product candidates that receive marketing approval and that are not manufactured by one of our third party collaborators. We plan eventually to enter into long term supply agreements with several manufacturers for commercial supplies. We may be unable to reach agreement with any of these contract manufacturers, or to identify and reach arrangements on satisfactory terms with other contract manufacturers, to manufacture any of our product candidates. Additionally, the facilities used by any contract manufacturer to manufacture any of our product candidates must be the subject of a satisfactory inspection before the FDA and other regulatory authorities approve a BLA or marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the FDA’s requirements for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, our product candidates will not be approved or, if already approved, may be subject to recalls.

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

As of February 27, 2015, we had 211 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

As of December 31, 2014, we had options to purchase 3,572,116 shares outstanding under our equity compensation plans. We are also authorized to grant equity awards, including stock options, to our employees, directors and consultants, covering up to 1,403,572 shares of our common stock, pursuant to our equity compensation plans. We plan to register the number of shares available for issuance or subject to outstanding awards under our equity compensation plans.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Property Location	Approximate Square Footage	Use	Lease Expiration Date
Rockville, MD	14,597	Manufacturing	3/31/2018	(A)
Rockville, MD	15,180	Manufacturing	12/31/2019
Rockville, MD	9,416	Office space	1/31/2020	(A)(B)
Rockville, MD	46,267	Office and laboratory space	1/31/2020	(A)
South San Francisco, CA	66,127	Office and laboratory space	2/28/2018

(A)	Lease includes one renewal option of 5 years

(B)	Lease executed in 2014; lease term begins in 2015

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

Market Information

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “MGNX” since October 10, 2013. Prior to that date, there was no public trading market for our common stock. Shares sold in our initial public offering, or IPO, on October 9, 2013 were priced at $16.00 per share.

On February 27, 2015, the closing price for our common stock as reported on the NASDAQ Global Select Market was $34.57. The following table sets forth the high and low intra-day sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated.

	High	Low
2014
First Quarter	$41.00	$27.06
Second Quarter	$31.11	$17.96
Third Quarter	$22.90	$18.25
Fourth Quarter	$39.90	$17.31
2013
Fourth Quarter (from October 10, 2013)	$30.25	$21.50

Shareholders

As of February 27, 2015, we had 29,968,476 shares of common stock outstanding held by approximately 123 holders of record, which include shares held by a broker, bank or other nominee. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.

Performance Graph

The following graph compares the performance of our common stock to the performance of the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index since October 10, 2013 (the first date that shares of our common stock were publicly traded). The comparison assumes a $100 investment on October 10, 2013 in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index, and assumes reinvestment of the full amount of all dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

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

Unregistered Sales of Equity Securities

As previously disclosed, in connection with our collaboration and license agreement with Janssen, Johnson & Johnson Innovation – JJDC, Inc. agreed to purchase 1,923,077 shares of our common stock at a price of $39.00 per share for aggregate consideration of $75.0 million. In January 2015, the transaction closed and we completed the sale of the shares in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On October 16, 2013, we completed our IPO of 5,750,000 shares of our common stock, including 750,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares at a public offering price of $16.00 per share, for aggregate gross proceeds of $92.0 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-190994), which was declared effective by the Securities and Exchange Commission (SEC) on October 9, 2013. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Swann LLC acted as representatives of the several underwriters. The offering commenced on October 10, 2013 and did not terminate until the sale of all of the shares offered.

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

The consolidated statement of operations and comprehensive income (loss) data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 presented below have been derived from our audited consolidated financial statements and footnotes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and comprehensive income (loss) data for the year ended December 31, 2011and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements which are not included herein. Historical results are not necessarily indicative of future results. The following data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statement of Operations and Comprehensive Income (Loss):
Total revenues	$47,797	$58,035	$63,826	$57,207
Cost and expenses:
Research and development	70,186	46,582	45,433	41,089
General and administrative	15,926	11,087	10,188	10,869

Total costs and expenses	86,112	57,669	55,621	51,958

Income (loss) from operations	(38,315)	366	8,205	5,249
Other income (expense)	2	(627)	157	1,467

Net income (loss)	$(38,313)	$(261)	$8,362	$6,716

Basic and diluted net income (loss) per common share	$(1.40)	$(0.04)	$0.00	$0.00
Basic and diluted weighted average number of common shares	27,384,990	6,847,697	1,083,276	1,025,602

	As of December 31,
	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$157,591	$116,481	$47,743	$55,218
Total assets	173,886	125,782	53,747	62,681
Deferred revenue	30,720	27,403	44,080	54,890
Convertible preferred stock	—	—	2,947	2,947
Total stockholders’ equity (deficit)	121,286	78,914	(8,237)	(17,484)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics for the treatment of cancer, as well as various autoimmune disorders and infectious diseases. We currently have a pipeline of product candidates in human clinical testing, primarily against different types of cancers. These include two product candidates developed using our proprietary “Fc Optimization” platform, namely margetuximab, an antibody that we are developing for treatment of certain types of metastatic breast cancers and gastroesophageal cancers, and MGA271, an antibody that we believe has the potential for broad impact across a variety of different tumor types through multiple potential mechanisms of action. In addition, we created a number of product candidates based on our proprietary Dual-Affinity Re-Targeting, or DART®, platform and several of these are currently in, or advancing into, human clinical development. For example, we initiated human clinical studies with DART product candidates MGD006, in patients with acute myeloid leukemia that is refractory to other known treatments, and MGD007, in patients with colorectal cancer. We also recently entered into a collaboration with Janssen Biotech, Inc. (Janssen) with respect to MGD011, a DART being developed for treatment of various hematological malignancies, and anticipate that this molecule will start clinical trials in 2015. We specifically designed these three DART product candidates with the goal of harnessing the power of the immune system to destroy cancerous cells. In contrast, the flexibility of the DART platform has also allowed us to create MGD010, a DART molecule designed to moderate the hyperactivity of the immune system seen in various autoimmune disorders, and we expect to start human clinical studies with that product candidate in 2015 as well.

We develop new therapeutic product candidates ourselves using our antibody-based technology platforms and also in partnership with other biopharmaceutical companies, when such a partnership is advantageous for strategic or financial reasons. These collaborations have allowed us to expand and accelerate the breadth of product candidates that can be developed and also have generated a significant portion of the funding we have received to date.

Key ongoing programs include:

•	Margetuximab is an antibody that targets HER2-expressing tumors, including certain types of breast and gastroesophageal cancers. HER2, or human epidermal growth factor receptor 2, is critical for the growth of many types of tumors. In 2015 we plan to commence a Phase 3 potential registration clinical trial with margetuximab in patients with metastatic breast cancer expressing HER2 who have failed therapy with other HER2 therapeutic agents. We also plan to commence exploratory Phase 1/2 studies combining margetuximab with other therapeutic agents in patients with gastroesophegeal cancer, and we are currently enrolling a Phase 2a clinical trial in patients with lower levels of expressed HER2.

•	MGA271 is an antibody that targets B7-H3, a member of the B7 family of molecules that are involved in immune regulation and that is over-expressed on a wide variety of solid tumor types. We have initiated additional dose expansion cohorts using MGA271 as monotherapy in other tumor types. In 2015, we also intend to initiate one clinical study combining MGA271 with ipilimumab and plan to initiate a second study combining MGA271 with another immuno-oncology agent.

•	MGD006 is a DART molecule that recognizes both CD123 and CD3. CD123, the Interleukin-3 receptor alpha chain, is expressed on leukemia and leukemic stem cells, but only at very low levels or not at all on normal hematopoietic stem cells. T cells, which express CD3, can destroy tumor cells. In pre-clinical studies, we have demonstrated the ability of MGD006 to recruit, activate, and expand T cell populations to eliminate leukemia cells. We are currently enrolling and dosing patients in the dose escalation portion of a Phase 1 clinical trial of MGD006.

•	MGD007 is a DART molecule that recognizes both the glycoprotein A33, or gpA33, and CD3. MGD007 has an Fc domain, which allows for extended pharmacokinetic properties and convenient intermittent dosing. gpA33 is expressed on gastrointestinal tumors, including more than 95% of human colon cancers. We have demonstrated that this molecule is able to mediate T cell killing of gpA33-expressing cancer cells and CSLCs in pre-clinical experiments. We are currently enrolling and dosing patients in the dose escalation portion of a Phase 1 clinical trial of MGD007.

•	MGD010 is a DART molecule designed to address limitations of existing B cell-targeted therapies by binding to the CD32B and CD79B proteins found on human B cells. In pre-clinical studies, this DART molecule modulates the function of human B cells without B cell depletion. In normal conditions, B cells utilize CD32B as one of the key checkpoints or negative regulators to ensure that tolerance to self is maintained and autoimmune disease does not occur. MGD010 is designed to further exploit this mechanism by triggering this inhibitory “immune checkpoint” loop. We believe this molecule preferentially blocks those B cells that are activated to produce the pathogenic antibodies that promote the autoimmune process. We are planning to initiate a Phase 1a clinical trial with MGD010 in normal healthy volunteers in 2015.

•	MGD011 is a DART molecule that targets both CD19 and CD3 and is being developed for the treatment of B-cell hematological malignancies. CD19, a lymphocyte-specific marker expressed from early B-lymphocyte development through mature memory B cells, is highly represented in B-cell malignancies. This makes it attractive for targeted interventions. MGD011 is designed to redirect T cells, via their CD3 component, to eliminate CD19-expressing cells found in many hematological malignancies. MGD011 has been engineered to address half-life challenges posed by other programs targeting CD19 and CD3. Under our recent collaboration and license agreement with Janssen, after we file the investigational new drug (IND) application for MGD011, Janssen will develop the product candidate, subject to our options to co-promote the product in the United States and Canada and to invest in later-stage development in exchange for a profit-share. We anticipate that human clinical studies of MGD011 will begin in 2015.

•	MGD009 is a DART molecule that recognizes an undisclosed solid tumor antigen and CD3, and has an Fc domain, which allows for extended pharmacokinetic properties. We have demonstrated that this molecule is able to mediate T cell killing of cancer cells in pre-clinical experiments. We expect to submit an IND for MGD009 in 2015 and initiate a Phase 1 clinical study by year-end. MacroGenics retains worldwide development and commercialization rights to this molecule.

We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical studies and conducting clinical trials. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the private placements of convertible preferred stock, the public offerings of our common stock, collaborations, and government grants and contracts. From inception through December 31, 2014, we received $151.3 million from the sale of convertible preferred stock and warrants. We raised $83.8 million net of expenses in October 2013 through the sale of common stock in connection with our Initial Public Offering (IPO) and exercise by the underwriters of their over-allotment option. We raised an additional $76.7 million net of expenses through a follow-on public offering of our common stock and full exercise by the underwriters of their over-allotment option in February 2014. In addition, we have received significant non-equity capital from our collaborators in the form of upfront fees, milestone payments, annual maintenance payments and license option fees as well as reimbursement payments through our collaborations and government grants and contracts. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents as of December 31, 2014, combined with the proceeds from Janssen and its affiliate, as well as other collaboration payments we anticipate receiving, will enable us to fund our operations into 2018, assuming all of our collaboration programs advance as currently contemplated.

Through December 31, 2014, we had an accumulated deficit of $214.0 million. We expect that over the next several years we will increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.

Strategic Collaborations and Licenses

We have entered into several strategic collaborations which provide us with significant additional funding in order to continue development of our pipeline and to extend our technology platforms and on-going programs. Our collaborations have allowed us to accelerate the progress of our on-going pre-clinical and clinical stage programs. Our most significant strategic collaborations include the following:

•	Janssen. In December 2014, we entered into a collaboration and license agreement with Janssen for the development and commercialization of MGD011, a product candidate that incorporates our proprietary DART technology to simultaneously target CD19 and CD3 for the potential treatment of B-cell malignancies. We contemporaneously entered into a stock purchase agreement and investor agreement, each with Johnson & Johnson Innovation—JJDC, Inc. (JJDC), an affiliate of Janssen, under which JJDC agreed to purchase 1,923,077 new shares of our common stock at a price of $39.00 per share, representing proceeds of $75.0 million. The effectiveness of these agreements was subject to the early termination or expiration of any applicable waiting periods under Hart-Scott-Rodino Antitrust Improvements Act of 1976, which occurred in January 2015. Upon closing, we received a $50.0 million upfront payment from Janssen as well as the $75.0 million investment in our common stock. Janssen will be fully responsible for developing MGD011 following submission of the IND, which is planned for 2015. Assuming successful development and commercialization, we could receive up to an additional $575.0 million in clinical, regulatory and commercialization milestone payments. We may elect to fund a portion of late-stage clinical development in exchange for a profit share in the U.S. and Canada. If commercialized, we would be eligible to receive double-digit royalties on any global net sales and have the option to co-promote the molecule with Janssen in the U.S.

•	Takeda. In May 2014, we entered into a license and option agreement with Takeda Pharmaceutical Company Limited (Takeda) for the development and commercialization of MGD010, a product candidate that incorporates our proprietary DART technology to simultaneously engage CD32B and CD79B, which are two B-cell surface proteins. MGD010 is currently in pre-clinical development for the treatment of autoimmune disorders, and we plan to initiate clinical testing of MGD010 in 2015. Upon execution of the agreement, Takeda made a non-refundable payment of $15.0 million to us. Takeda has an option to obtain an exclusive worldwide license for MGD010 following the completion of a pre-defined Phase 1a study. We will lead all product development activities until that time. If Takeda exercises its option, it will assume responsibility for future development and pay us a license option fee that, when combined with an early development milestone, would total $18.0 million. Assuming successful development and commercialization of MGD010, we are eligible to receive up to an additional $468.5 million in development, regulatory and sales milestone payments. If commercialized, we would receive double-digit royalties on any global net sales and have the option to co-promote MGD010 with Takeda in the United States. Finally, we may elect to fund a portion of Phase 3 clinical development in exchange for a North American profit share.

In September 2014, we entered into a research collaboration and license option agreement with Takeda for an initial research compound and up to three additional compounds. Under the terms of this agreement, Takeda received an option to obtain an exclusive worldwide license for each of four product candidates and will fund all research and development activities related to the programs, including reimbursement of our expenses. Assuming successful development and commercialization by Takeda, we could receive up to approximately $400.0 million in program initiation, pre-clinical, clinical, regulatory and commercialization milestone payments for each of the four potential product candidates. If commercialized, we would receive double-digit royalties on any global net sales and have the option to co-promote each product candidate with Takeda in the United States. Finally, we may elect to fund a portion of Phase 3 clinical development of each product candidate in exchange for a North American profit share.

•	Servier. In November 2011, we entered into a collaboration agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) under which we granted Servier an option to obtain an exclusive license to develop and commercialize MGA271 in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. Through December 31, 2014, we have received a $20.0 million option grant fee and a $10.0 million milestone payment. We may be eligible to receive up to approximately $415.0 million in license fees and clinical, development, regulatory and sales milestone payments. In the event Servier exercises its option, Servier must pay a license fee, which we estimate to be $30.0 million, based on the number of different indications represented within the planned Phase 1 patient population.

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

In February 2014, Servier exercised its option to develop and commercialize MGD006, for which we received a $15.0 million license option fee. We also received two $5.0 million milestone payments from Servier in connection with the IND applications for MGD006 and MGD007 clearing the 30-day review period by the U.S. Food and Drug Administration (FDA).

Additionally, under both agreements, and assuming exercise of the applicable options, Servier may share Phase 2 and Phase 3 development costs and would be obligated to pay us low- to mid-double digit royalties on product sales in its territories.

•	Boehringer. In October 2010, we entered into an agreement with Boehringer Ingelheim International GmbH (Boehringer) to discover, develop and commercialize up to ten DART molecules which may span multiple therapeutic areas. We granted Boehringer an exclusive worldwide, royalty-bearing license and received an upfront payment of $15.0 million. During 2014, Boehringer nominated a lead candidate generated by our DART technology for pre-clinical development. This formal selection of a development candidate triggered a $2.0 million milestone payment to us under the agreement. We have the potential to earn development, regulatory and sales milestone payments that can reach up to approximately $210.0 million for each of the DART programs under this agreement. Boehringer provides funding for our internal and external research costs and is required to pay us mid-single digit royalties on product sales.

Financial Operations Overview

Revenues

Our revenue consists primarily of collaboration revenue, including amounts recognized relating to upfront nonrefundable payments for licenses or options to obtain future licenses, research and development funding and milestone payments earned under our collaboration and license agreement with our strategic collaborators, including Takeda, Servier, Gilead, Boehringer, Pfizer and Green Cross. In addition, we have earned revenues through several grants and/or contracts with the U.S. government and other research institutions on behalf of the U.S. government, primarily with respect to research and development activities related to infectious disease product candidates.

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

Other Income (Expense)

Other income (expense) consists of interest income earned on our cash and cash equivalents, offset by other expenses, including changes in the fair market value of the preferred stock warrant liability.

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

Revenue Recognition

We enter into collaboration and license agreements with collaborators for the development of monoclonal antibody-based therapeutics to treat cancer and other complex diseases. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to our technological platforms, such as our Fc engineering and DART technologies, (ii) rights to future technological improvements, (iii) research and development activities to be performed on behalf of the collaborative partner or as part of the collaboration, and (iv) the manufacture of pre-clinical or clinical materials for the collaborative partner. Payments to us under these agreements may include nonrefundable license fees, option fees, exercise fees, payments for research and development activities, payments for the manufacture of pre-clinical or clinical materials, license maintenance payments, payments based upon the achievement of certain milestones and royalties on product sales. Other benefits to us from these agreements include the right to sell products resulting from the collaborative efforts of the parties in specific geographic territories. We follow the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, Revenue Recognition–Multiple-Element Arrangements, and ASC Topic 605-28, Revenue Recognition–Milestone Method, in accounting for these agreements. In order to account for these agreements, we must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on the achievement of certain criteria, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

As of December 31, 2014, we had two types of agreements: 1) exclusive development and commercialization licenses to use our technology and/or certain other intellectual property to develop compounds against specified targets, which we refer to as exclusive licenses; and 2) option/research agreements to secure on established terms development and commercialization licenses to therapeutic product candidates to collaborator-selected targets developed by us during an option period, which we refer to as right-to-develop agreements.

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

In determining the separate units of accounting, management evaluates whether the exclusive license has stand-alone value from the undelivered elements to the collaborator based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research and development capabilities of the collaborator and the availability of technology platform and product research expertise in the general marketplace. In addition, we consider whether or not (i) the collaborator could use the license for its intended purpose without the receipt of the remaining deliverables, (ii) the value of the license was dependent on the undelivered items and (iii) the collaborator or other vendors could provide the undelivered items. If we conclude that the license has stand-alone value and therefore will be accounted for as a separate unit of accounting, we then determine the estimated selling prices of the license and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity-specific factors such as the terms of our previous collaboration agreements, recent pre-clinical and clinical testing results of therapeutic product candidates that use our technology platforms, our pricing practices and pricing objectives, the likelihood that technological improvements will be made, the likelihood that technological improvements made will be used by our collaborators and the nature of the research services to be performed on behalf of our collaborators and market rates for similar services. The upfront payment is recognized upon delivery of the license if facts and circumstances dictate that the license has stand-alone value from the undelivered elements.

Upfront payments on exclusive licenses are deferred if facts and circumstances dictate that the license does not have stand-alone value, and revenue is then recognized throughout the period of performance. We reassess the period of performance over which we recognize deferred upfront license fees and make adjustments as appropriate. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use our technology to develop an alternative product candidate to the same target or a target substitute, we would cease amortization of any remaining portion of the upfront fee until there is substantial pre-clinical activity on another product candidate and its remaining period of substantial involvement can be estimated. In the event that a single target license were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination or through the remaining substantial involvement in the wind down of the agreement.

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

Right-to-Develop Agreements

Our right-to-develop agreements provide collaborators with an exclusive option to obtain licenses to develop and commercialize in specified geographic territories product candidates developed by us under agreed upon research and pre-clinical development programs. The product candidates resulting from each program are all directed to a specific target selected by the collaborator. Under these agreements, fees may be due to us (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon the selection of a target for a program, (iii) upon the exercise of an option to acquire a development and commercialization license, referred to as exercise fee, for a program, or (iv) some combination of all of these fees.

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

For right-to-develop agreements where the options to secure development and commercialization licenses to a product program are considered substantive, we do not consider the development and commercialization licenses to be a deliverable at the inception of the agreement. For those right-to-develop agreements where the options to secure development and commercialization licenses are considered substantive, we have deferred the upfront payments received and recognize this revenue over the period during which the collaborator could elect to exercise options for development and commercialization licenses. These periods are specific to each collaboration agreement. If a collaborator selects a target for a product program, any substantive option fee is deferred and recognized over the life of the option. If a collaborator exercises an option and acquires a development and commercialization license to a product program, we attribute the exercise fee to the development and commercialization license.

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

Research and Development Expense and related Accrued Expenses

As part of the process of preparing our consolidated financial statements, we may be required to estimate accrued expenses. In order to obtain reasonable estimates, we review open contracts and purchase orders. In addition, we communicate with applicable personnel in order to identify services that have been performed, but for which we have not yet been invoiced. In most cases, our vendors provide us with monthly invoices in arrears for services performed. We confirm our estimates with these vendors and make adjustments as needed. The following are examples of our accrued expenses:

•	Fees paid to CROs for services performed on clinical trials;

•	Fees paid to investigator sites for performance on clinical trials; and

•	Fees paid for professional services.

The majority of expenses related to clinical trials performed by our CROs are dependent on the successful enrollment of patients. These expenses can vary from site to site and contract to contract. We base our estimated accruals on the time period over which the services are to be performed and the level of effort to be expended in each period based on the estimated enrollment of patients in each trial. We will adjust accordingly should the estimates vary from the actual expenses. However, we do not anticipate that our payment of actual expenses will differ materially from our estimates.

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

We recorded net deferred tax assets of $94.3 million as of December 31, 2014, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily comprised of federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards. As of December 31, 2014, we had federal NOL carryforwards of $158.9 million, state NOL carryforwards of $103.4 million and research and development tax credit carryforwards of $26.3 million available. The federal NOL carryforwards will begin to expire at various dates starting in 2020. We are already subject to Section 382 limitations due to acquisitions we made in 2002 and 2008. Future changes in stock ownership may also trigger an ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and tax credit carryforwards to reduce United States federal income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.

Stock-Based Compensation

We recognize stock-based compensation expense in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation. The fair value of stock-based payments is estimated, on the date of grant, using a Black-Scholes model. The resulting fair value is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the option. The use of a Black-Scholes model requires us to apply judgment and make assumptions and estimates that include the following:

•	Fair Value of Common Stock—Before our entry into the public market on October 10, 2013, our Board of Directors determined the fair value of the common stock. The Board of Directors made determinations of fair value based, in part, upon contemporaneous valuations to determine fair value. The contemporaneous valuations were performed in accordance with applicable methodologies, approaches and assumptions of the technical practice-aid issued by the American Institute of Certified Public Accountants Practice Aid entitled Valuation of Privately-Held Company Equity Securities Issued as Compensation.

•	Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. As we do not yet have sufficient history of our own volatility, we have identified several public entities of similar size, complexity and stage of development and estimate volatility based on the volatility of these companies.

•	Expected Dividend Yield—We have never declared or paid dividends and have no plans to do so in the foreseeable future.

•	Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of each option grant during the year, having a term that most closely resembles the expected life of the option.

•	Expected Term—This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years and we have estimated the expected life of the option term to be 6.25 years. We use a simplified method to calculate the average expected term.

•	Expected Forfeiture Rate—The forfeiture rate is the estimated percentage of options granted that is expected to be forfeited or canceled on an annual basis before becoming fully vested. We estimate the forfeiture rate based on turnover data with further consideration given to the class of the employees to whom the options were granted.

Results of Operations for the Years Ended December 31, 2014 and 2013

Revenue

The following represents a comparison of our research and development revenue for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Increase/(Decrease)
	2014	2013
	(dollars in millions)
Revenue from collaborative research	$47.3	$56.7	$(9.4)	(17)%
Grant revenue	0.5	1.3	(0.8)	(59)%

Total revenue	$47.8	$58.0	$(10.2)	(18)%

The decrease in collaboration revenue of $9.4 million for the year ended December 31, 2014 compared to 2013 is primarily due to a decrease in revenue recognition related to the Servier MGA271 agreement as the revenue related to the upfront fee was substantially recognized prior to 2014 and a decrease in revenue recognition related to the Servier DART agreement as the estimated development period, and therefore the revenue recognition period of previously deferred revenues, was extended. Additionally, we received less reimbursement under the Gilead agreement as the research and development period ended in 2014, and we recognized revenue under the Pfizer agreement in 2013, but the development period, and therefore the related revenue recognition period, was completed in January 2014. These decreases were partially offset by the addition of our collaborations with Takeda, which resulted in $8.0 million in revenue recognized in 2014.

Grant revenue decreased in the year ended December 31, 2014 compared to 2013 due to less activity on the Dengue virus grant.

Research and Development Expense

The following represents a comparison of our research and development expense for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Increase/(Decrease)
	2014	2013
	(dollars in millions)
Margetuximab	$19.3	$6.2	$13.1	211%
MGA271	13.6	7.1	6.5	92%
MGD006	3.5	8.7	(5.2)	(60%)
MGD007	4.0	3.5	0.5	14%
MGD010	3.9	2.6	1.3	50%
MGD011	5.1	3.5	1.6	46%
Other pre-clinical and clinical programs, collectively	20.8	15.0	5.8	39%

Total research and development expense	$70.2	$46.6	$23.6	51%

During the year ended December 31, 2014 our research and development expense increased by $23.6 million compared to 2013. This increase was due primarily to the initiation of clinical manufacturing activities for two product candidates, preparations for the margetuximab Phase 3 study, expansion of the MGA271 Phase 1 study and preparations for the MGD007 Phase 1 study. These increases were partially offset by decreased manufacturing costs for MGD006 and reimbursement from Servier for MGD006 which is recorded as a reduction in research and development expense.

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Increase/(Decrease)
	2014	2013
	(dollars in millions)
General and administrative expense	$15.9	$11.1	$4.8	44%

General and administrative expense increased for the year ended December 31, 2014 by $4.8 million compared to 2013 primarily due to an increase in stock-based compensation expense and increased insurance, professional fees and other costs associated with public company operations in 2014.

Other Income (Expense)

The change to other income for the year ended December 31, 2014 from other expense of $626,813 for the year ended December 31, 2013 is primarily due to the change in the fair market value of the preferred stock warrant liability in 2013 (which was settled in connection with the Company’s IPO).

Results of Operations for the Years Ended December 31, 2013 and 2012

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

Grant revenue decreased in the year ended December 31, 2013 compared to 2012 due primarily to the completion of grants to study H5N1 influenza virus, smallpox and West Nile virus.

Research and Development Expense

The following represents a comparison of our research and development expense for the years ended December 31, 2013 and 2012:

	Year Ended December 31,			Increase/(Decrease)
	2013	2012
	(dollars in millions)
Margetuximab	$6.2	$5.6		$0.6	11%
MGA271	7.1	6.2		0.9	15%
MGD006	8.7	4.9		3.8	78%
MGD007	3.5	—	*	3.5	N/A
MGD010	2.6	0.8		1.8	225%
MGD011	3.5	—		3.5	N/A
Other pre-clinical and clinical programs, collectively	15.0	27.9		(12.9)	(46%)

Total research and development expense	$46.6	$45.4		$1.2	3%

*	MGD007 costs were included in other pre-clinical and clinical programs in 2012.

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

Cash Flows

The following table represents a summary of our cash flows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(32.8)	$(14.2)	$(6.6)
Investing activities	(3.6)	(3.0)	(0.9)
Financing activities	77.4	85.9	0.0

Net increase (decrease) in cash and cash equivalents	$41.1	$68.7	$(7.5)

Operating Activities

Net cash used in operating activities reflects, among other things, the amounts used to run our clinical trials and pre-clinical activities, including toxicology studies. The difference between net cash used in operating activities during the years ended December 31, 2014 and 2013 was primarily due to the initiation of clinical manufacturing activities for two product candidates, preparations for the margetuximab Phase 3 study and expansion of the MGA271 Phase 1 study. The difference between net cash used in operating activities during the years ended December 31, 2013 and 2012 was primarily due to less teplizumab clinical trial-related reimbursement revenue from our former collaborator, Eli Lilly, and higher general and administrative expenses, offset by receipt of a $10.0 million milestone from Servier and a $5.0 million milestone from Boehringer.

Investing Activities

Net cash used in investing activities in each of the years ended December 31, 2014, 2013, and 2012 is primarily due to the acquisition of additional lab equipment needed to further our research and development activities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 includes net proceeds from the follow-on equity offering and cash from stock option exercises. Net cash provided by financing activities for the year ended December 31, 2013 includes net proceeds from our IPO and cash from stock option exercises.

Liquidity and Capital Resources

We have financed our operations primarily through the private placements of convertible preferred stock, the public offerings of our common stock, upfront fees, milestone payments, annual maintenance payments and license option fees from collaborators and reimbursement through government grants and contracts. As of December 31, 2014, we had $157.6 million in cash and cash equivalents.

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

In addition to our existing cash and cash equivalents, we are eligible to continue to receive additional reimbursement from our collaborators for research and development services rendered, additional milestone and opt-in payments and grant revenue. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and pre-clinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents as of December 31, 2014, combined with the proceeds from Janssen and its affiliate, as well as other collaboration payments we anticipate receiving, will enable us to fund our operations into 2018, assuming all of our programs advance as currently contemplated.

Contractual Obligations and Contingent Liabilities

The following table represents future minimum operating lease payments under non-cancelable operating leases as of December 31, 2014:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Operating Leases	$19.2	$3.9	$8.9	$6.3	$0.1

Our current obligations and contingent liabilities are limited to the operating leases at our facilities in Rockville, Maryland and South San Francisco, California.

In connection with an Asset Purchase Agreement with Tolerance Therapeutics, Inc. (Tolerance) entered into in June 2005, we may be required to give Tolerance additional consideration as follows: (i) a maximum of $10.9 million if certain milestones are met, including the initiation of Phase 3 trials and the filing of various regulatory product license applications; (ii) 36,135 shares of our common stock; and (iii) royalty payments between 1.75% and 4.0% of net sales of products acquired from or patented by Tolerance or other product fees earned by us.

In July 2008, we acquired Raven Biotechnologies (Raven). The Raven purchase agreement provides for certain contingent payments that are based on the achievement of development and commercialization activities for product candidates derived from the acquired Raven technology. We are required to make a onetime payment of $5.0 million to the former Raven stockholders upon the initiation of patient dosing in the first Phase 2 clinical trial of any product derived from the Raven cancer stem cell program. No payment shall be made if the Phase 2 trial start date has not occurred on or before July 15, 2018. Other consideration includes a percentage of revenue (excluding consideration for research and development, equity and certain cost reimbursements) we may receive for each license of a product candidate derived from the Raven cancer stem cell program. The revenue percentage in each case is based upon the execution date of the subject license. No consideration is owed for licenses executed after July 16, 2018. There is additional contingent consideration of one time payments of $8.0 million and $12.0 million, which depend upon the achievement of a specified level of sales of a product derived from the Raven cancer stem cell program. At our sole discretion, each payment can be made in cash, common stock or a combination thereof.

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

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. Our primary exposure to market risk is related to changes in interest rates. Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments. As of December 31, 2014, we had cash and cash equivalents of $157.6 million, of which $26.0 million was invested in money market funds and the remainder was in our corporate operating account. We do not believe that our cash and cash equivalents have significant risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-1—F-33.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2014, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate herein by reference the relevant information concerning directors, executive officers and corporate governance to be included in our definitive proxy statement for the 2015 annual meeting of stockholders (the “2015 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate herein by reference the relevant information concerning executive compensation to be included in the 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the relevant information concerning security ownership of certain beneficial owners and management to be included in the 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate herein by reference the relevant information concerning certain other relationships and related transactions to be included in the 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the relevant information concerning principal accounting fees and services to be included in the 2015 Proxy Statement.

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
Scott Koenig, M.D., Ph.D. President and CEO and Director

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Koenig Scott Koenig, M.D., Ph.D.	President and CEO and Director (Principal Executive Officer)	March 3, 2015

/s/ James Karrels James Karrels	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 3, 2015

/s/ Lynn Cilinski Lynn Cilinski	Vice President, Controller and Treasurer (Principal Accounting Officer)	March 3, 2015

/s/ Paulo Costa Paulo Costa	Director	March 3, 2015

/s/ Matthew Fust Matthew Fust	Director	March 3, 2015

/s/ Kenneth Galbraith Kenneth Galbraith	Director	March 3, 2015

/s/ Edward Hurwitz Edward Hurwitz	Director	March 3, 2015

/s/ David Stump, M.D. David Stump, M.D.	Director	March 3, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MacroGenics, Inc.

We have audited the accompanying consolidated balance sheets of MacroGenics, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MacroGenics, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia

March 3, 2015

MACROGENICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$157,591	$116,481
Accounts receivable	2,935	2,004
Prepaid expenses	4,211	972

Total current assets	164,737	119,457
Restricted cash	300	405
Property and equipment, net	6,785	5,035
Other assets	2,064	885

Total assets	$173,886	$125,782

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,669	$3,169
Accrued expenses	7,930	3,584
Lease exit liability	1,642	1,439
Deferred revenue	14,248	20,267
Other liabilities	1,605	363

Total current liabilities	27,094	28,822
Lease exit liability, net of current portion	6,364	8,006
Deferred rent liability	2,670	2,904
Deferred revenue, net of current portion	16,472	7,136

Total liabilities	52,600	46,868
Stockholders’ equity:
Common stock, $0.01 par value—125,000,000 shares authorized, 27,995,638 and 25,177,597 shares outstanding at December 31, 2014 and 2013, respectively	280	252
Treasury stock, at cost; 865 and 14,381 shares at December 31, 2014 and 2013, respectively	(19)	(58)
Additional paid-in capital	335,071	254,453
Accumulated deficit	(214,046)	(175,733)

Total stockholders’ equity	121,286	78,914

Total liabilities and stockholders’ equity	$173,886	$125,782

See accompanying notes.

MACROGENICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Revenue from collaborative research	$47,264	$56,753	$59,646
Grant revenue	533	1,282	4,180

Total revenues	47,797	58,035	63,826

Costs and expenses:
Research and development	70,186	46,582	45,433
General and administrative	15,926	11,087	10,188

Total costs and expenses	86,112	57,669	55,621

Income (loss) from operations	(38,315)	366	8,205
Other income (expense)	2	(627)	157

Net comprehensive income (loss)	$(38,313)	$(261)	$8,362

Basic and diluted net income (loss) per common share	$(1.40)	$(0.04)	$0.00
Basic and diluted weighted average number of common shares	27,384,990	6,847,697	1,083,276

See accompanying notes.

MACROGENICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series D-2 Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2011	26,874,792	$269	7,364,582	$74	71,401,237	$714	110,952,217	$1,110	14,446,227	$144	63,681,176	$637	1,049,030	$10	14,381	$(58)	$163,450	$(183,834)	$(17,484)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	838	—	838
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	49,884	—	—	—	46	—	46
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,362	8,362

Balance, December 31, 2012	26,874,792	269	7,364,582	74	71,401,237	714	110,952,217	1,110	14,446,227	144	63,681,176	637	1,098,914	10	14,381	(58)	164,334	(175,472)	(8,238)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	862	—	862
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	5,750,000	58	—	—	83,565	—	83,623
Conversion of preferred stock to common stock	(26,874,792)	(269)	(7,364,582)	(74)	(71,401,237)	(714)	(110,952,217)	(1,110)	(14,446,227)	(144)	(63,681,176)	(637)	17,060,634	171	—	—	4,637	—	1,860
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	1,268,049	13	—	—	1,055	—	1,068
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(261)	(261)

Balance, December 31, 2013	—	—	—	—	—	—	—	—	—	—	—	—	25,177,597	252	14,381	(58)	254,453	(175,733)	78,914
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,244	—	3,244
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	2,250,000	22	—	—	76,694	—	76,716
Stock plan related activity	—	—	—	—	—	—	—	—	—	—	—	—	568,041	6	865	(19)	738	—	725
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,381)	58	(58)	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(38,313)	(38,313)

Balance, December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	27,995,638	$280	865	$(19)	$335,071	$(214,046)	$121,286

See accompanying notes.

MACROGENICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$(38,313)	$(261)	$8,362
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,822	1,193	960
Share-based compensation	3,244	862	838
Fair value adjustment of warrant liability	—	626	(151)
Changes in operating assets and liabilities:
Accounts receivable	(931)	42	1,352
Prepaid expenses	(3,239)	(834)	(91)
Restricted cash	105	—	177
Other assets	(1,179)	(375)	1
Accounts payable	(1,500)	(570)	(7,312)
Accrued expenses	4,346	2,347	185
Lease exit liability	(1,439)	(629)	(534)
Deferred revenue	3,317	(16,676)	(10,810)
Deferred rent	(234)	103	441
Other liabilities	1,242	—	—

Net cash used in operating activities	(32,759)	(14,172)	(6,582)

Cash flows from investing activities
Purchases of property and equipment	(3,572)	(2,961)	(940)

Net cash used in investing activities	(3,572)	(2,961)	(940)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	76,716	84,771	—
Proceeds from stock option exercises	744	1,100	47
Purchase of treasury stock	(19)	—	—

Net cash provided by financing activities	77,441	85,871	47

Net change in cash and cash equivalents	41,110	68,738	(7,475)
Cash and cash equivalents at beginning of period	116,481	47,743	55,218

Cash and cash equivalents at end of period	$157,591	$116,481	$47,743

Noncash financing activities:
Conversion of preferred stock	$—	$2,947	$—

See accompanying notes.

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

MacroGenics, Inc. (the “Company”) was incorporated in Delaware on August 14, 2000. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing innovative monoclonal antibody-based therapeutics for the treatment of cancer, as well as various autoimmune disorders and infectious diseases. The Company generates its pipeline of product candidates from its proprietary suite of next-generation antibody technology platforms which it believes improve the performance of monoclonal antibodies and antibody-derived molecules. These product candidates, which the Company has identified through its understanding of disease biology and immune-mediated mechanisms, may address disease-specific challenges which are not currently being met by existing therapies.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of MacroGenics, Inc. and its wholly owned subsidiaries, MacroGenics UK Limited and MacroGenics West, Inc. Effective December 22, 2014, MacroGenics West, Inc. was merged with and into MacroGenics, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment, which is developing monoclonal antibody-based therapeutics for cancer, autoimmune and infectious diseases.

Use of Estimates

The preparation of the financial statements in accordance with generally accepted accounting principles (GAAP) requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair values of assets, stock-based compensation, preferred stock warrant liability, income taxes, pre-clinical study and clinical trial accruals and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2014 or 2013, as the Company has a history of collecting on all outstanding accounts.

Restricted Cash

The Company is required to maintain certificates of deposit that serve as collateral for various operating leases and corporate credit card accounts. Amounts classified as restricted cash on the consolidated balance sheets are $300,000 and $405,000 at December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

The fair market values of the financial instruments included in the financial statements, which include cash equivalents and money market accounts, approximate their carrying values at December 31, 2014 and 2013, due to their short-term maturities. The Company accounts for recurring and non-recurring fair value measurements in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities subject to fair value measurements were as follows (in thousands):

	Fair Value Measurements at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$131,545	$131,545	$—	$—
Money market funds	26,046	26,046	—	—
Restricted cash	300	300	—	—

Total Assets	$157,891	$157,891	$—	$—

	Fair Value Measurements at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$90,434	$90,434	$—	$—
Money market funds	26,047	26,047	—	—
Restricted cash	405	405	—	—

Total Assets	$116,886	$116,886	$—	$—

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

For the years ended December 31, 2014, 2013 and 2012, the Company’s collaboration revenue relates to agreements with Takeda Pharmaceutical Company Limited (Takeda), Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier), Gilead Sciences, Inc. (Gilead), Boehringer Ingelheim GmbH (Boehringer), Pfizer, Inc. (Pfizer), Eli Lilly & Co. (Eli Lilly) and Green Cross Corp. (Green Cross). Grant revenue is related to contracts and research grants received from U.S. government agencies. The majority of the outstanding receivables are due from the Company’s collaborators and U.S. government agencies.

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes those collaborators that represent more than 10% of total revenue earned in the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Servier	36.4%	51.6%	17.3%
Boehringer	28.6%	24.8%	18.4%
Takeda	16.8%	—	—
Gilead	11.4%	13.8%	—
Eli Lilly	0.9%	1.4%	48.9%

The following table includes those collaborators that represent more than 10% of accounts receivable at the date indicated:

	December 31,
	2014	2013
Servier	33.3%	6.4%
Boehringer	21.2%	12.2%
Green Cross	17.9%	—
Gilead	—	53.4%
Pfizer	—	12.3%

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment. ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or asset group. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset group. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2014 and 2013, the Company determined that there were no impaired assets and had no assets held-for-sale.

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than-not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the largest amount that is more likely than not to be realized upon ultimate settlement. The Company’s policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense.

Revenues

Revenue Recognition

The Company enters into collaboration and license agreements with collaborators for the development of monoclonal antibody-based therapeutics to treat cancer and other complex diseases. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company’s technological platforms, such as its Fc Optimization and Dual-Affinity Re-Targeting (DART) technologies, (ii) rights to future technological improvements, (iii) research and development activities to be performed on behalf of the collaborator or as part of the collaboration, and (iv) the manufacture of pre-clinical or clinical materials for the collaborator. Payments to the Company under these agreements may include nonrefundable license fees, option fees, exercise fees, payments for research and development activities, payments for the manufacture of pre-clinical or clinical materials, license maintenance payments, payments based upon the achievement of certain milestones and royalties on product sales. Other benefits to the Company of these agreements include the right to sell products resulting from the collaborative efforts of the parties in specific geographic territories. The Company follows the provisions of the FASB ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements, and ASC Topic 605-28, Revenue Recognition—Milestone Method, in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on the achievement of certain criteria, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

For the periods presented, the Company had the following two types of agreements: 1) exclusive development and commercialization licenses to use the Company’s technology and/or certain other intellectual property to develop compounds against specified targets (referred to herein as exclusive licenses); and 2) Option/research agreements to secure on established terms, development and commercialization licenses to therapeutic product candidates to collaborator-selected targets developed by the Company during an option period (referred to herein as right-to-develop agreements).

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

When entering into a new collaboration arrangement or materially modifying an existing arrangement, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on the achievement of certain criteria, including whether the delivered element has stand-alone value to the collaborator. The selling prices of deliverables under an arrangement may be derived using third-party evidence (TPE), or a best estimate of selling price (BESP), if vendor specific objective evidence (VSOE) is not available. The objective of BESP is to determine the price at which the Company would transact a sale if the element within the license agreement was sold on a standalone basis. Establishing BESP involves management’s judgment and considers multiple factors, including market conditions and company-specific factors, including those factors contemplated in negotiating the agreements, as well as internally developed models that include assumptions related to market opportunity, discounted cash flows, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating the BESP, management considers whether changes in key assumptions used to determine the BESP will have a significant effect on the allocation of the arrangement consideration between the multiple deliverables. Deliverables under the arrangement are separate units of accounting if (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the Company’s control. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. The appropriate revenue recognition model is applied to each element and revenue is accordingly recognized as each element is delivered. Management exercises significant judgment in determining whether a deliverable is a separate unit of accounting.

In determining the separate units of accounting, the Company evaluates whether the exclusive license has standalone value to the collaborator based on consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research and development capabilities of the collaborator and the availability of relevant research expertise in the marketplace. In addition, the Company considers whether or not (i) the collaborator could use the license for its intended purpose without the receipt of the remaining deliverables, (ii) the value of the license was dependent on the undelivered items and (iii) the collaborator or other vendors could provide the undelivered items. If the Company concludes that the license has stand-alone value and therefore will be accounted for as a separate unit of accounting, the Company then determines the estimated selling prices of the license and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity-specific factors such as the terms of the

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s previous collaboration agreements, recent pre-clinical and clinical testing results of therapeutic product candidates that use the Company’s technology platforms, the Company’s pricing practices and pricing objectives, the likelihood that technological improvements will be made, the likelihood that technological improvements made will be used by the Company’s collaborators and the nature of the research services to be performed on behalf of its collaborators and market rates for similar services. Total arrangement consideration is then allocated to each of the units of accounting using the relative-selling-price method. If facts and circumstances dictate that the exclusive license does not have stand-alone value, then the related payments are deferred and revenue is recognized throughout the period of performance.

Management reassesses the period of performance over which the Company recognizes deferred upfront license fees and makes adjustments as appropriate in the period in which a change in the estimated period of performance is identified. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use the Company’s technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial pre-clinical activity on another product candidate and its remaining period of substantial involvement can be estimated. In the event that a single target license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination or through the remaining substantial involvement in the wind down of the agreement.

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

At the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (i) the consideration is commensurate with either (a) the entity’s performance to achieve the milestone, or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (ii) the consideration relates

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

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

For right-to-develop agreements where the options to secure development and commercialization licenses to a product program are considered substantive, the Company does not consider the development and commercialization licenses to be a deliverable at the inception of the agreement, and therefore defers any upfront payments received and recognizes this revenue over the period during which the collaborator could elect to exercise options for development and commercialization licenses. These periods are specific to each collaboration agreement. If a collaborator selects a target for a product program, any substantive option fee is deferred and recognized over the life of the option. For right-to-develop agreements that include multiple deliverables, the Company determines the selling prices of deliverables under the arrangement using TPE or a BESP, if VSOE is not available. The objective of BESP is to determine the price at which the Company would transact a sale if the element within the right-to-develop agreement was sold on a standalone basis. Establishing BESP involves management’s judgment and considers multiple factors, including market conditions and company-specific factors, including those factors contemplated in negotiating the agreements, as well as internally developed models that include assumptions related to market opportunity, discounted cash flows, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the right-to-develop agreement. In validating the BESP, management considers whether changes in key assumptions used to determine the BESP will have a significant effect on the allocation of the arrangement

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration between the multiple deliverables. Deliverables under the arrangement are separate units of accounting if (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the Company’s control. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. The appropriate revenue recognition model is applied to each element and revenue is accordingly recognized as each element is delivered. Management exercises significant judgment in determining whether a deliverable is a separate unit of accounting.

If a collaborator exercises an option and acquires a development and commercialization license to a product program, the Company attributes the exercise fee to the development and commercialization license. The Company determines the selling price of the option license, upon exercise, through management’s best estimate using the process for an exclusive license as described above.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of the net income (loss) and other changes in equity that are excluded from net income (loss). Comprehensive income (loss) equals net income (loss) for the years ended December 31, 2014, 2013 and 2012.

Stock-based Compensation

Stock-based payments are accounted for in accordance with the provisions of ASC 718, Compensation—Stock Compensation. The fair value of stock-based payments is estimated, on the date of grant, using the Black-

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scholes model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option.

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

For the year ended December 31, 2012, net income (loss) per share was calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. In the event that the Board of Directors declared a dividend payable in cash or other property on the then-outstanding shares of common stock, the holders of the Series A-1, A-2, B, C, D, and D-2 convertible preferred stock would be entitled to receive the amount of dividends per share of preferred stock that would be payable on the largest number of whole shares of common stock into which each share of preferred stock could then be converted. Therefore, the Series A-1, A-2, B, C, D and D-2 are participating securities. All of the outstanding shares of Series A-1, A-2, B, C, D, and D-2 convertible preferred stock converted to common stock upon the consummation of the Company’s IPO in October 2013.

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted income (loss) per common share is computed as follows (in thousands except share and per share data):

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(38,313)	$(261)	$8,362
Less: undistributed earnings allocated to participating securities	—	—	(8,362)

Net income (loss) allocable to common shares	$(38,313)	$(261)	$—

Basic weighted average common shares outstanding	27,384,990	6,847,697	1,083,276
Basic income (loss) per common share	$(1.40)	$(0.04)	$0.00
Net income (loss)	$(38,313)	$(261)	$8,362
Less: undistributed earnings allocated to participating securities and other add-backs to net income (loss)	—	—	(8,362)

Net income (loss) allocable to common shares	$(38,313)	$(261)	$—

Basic weighted average common shares outstanding	27,384,990	6,847,697	1,083,276
Effect of dilutive securities	—	—	—

Diluted weighted average common shares outstanding	27,384,990	6,847,697	1,083,276

Diluted income (loss) per common share	$(1.40)	$(0.04)	$0.00

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Series A-1 Preferred Stock	—	—	2,156,114
Series A-2 Preferred Stock	—	—	392,274
Series B Preferred Stock	—	—	4,336,037
Series C Preferred Stock	—	—	5,909,906
Series D Preferred Stock	—	—	769,468
Series D-2 Preferred Stock	—	—	3,391,991
Effect of Converted Preferred Stock	—	13,189,920	—
Warrants to purchase Series D-2 Preferred Stock	—	—	180,784
Stock Options	2,094,904	2,313,970	3,249,702

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption.

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management is currently assessing what effect the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and accompanying notes.

In July 2013, the FASB issued ASU No. 2013-11, which amended ASC Topic 740 regarding presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in ASU No. 2013-11 require an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. This amendment was effective prospectively for fiscal years beginning after December 15, 2013, and did not have a material impact on the Company’s financial statements.

The Company has evaluated all other ASUs issued through the date the consolidated financials were issued and believes that the adoption of these will not have a material impact on the Company’s consolidated financial statements.

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Computer equipment	$2,596	$2,379
Software	1,683	1,477
Furniture and office equipment	751	651
Lab equipment	13,917	11,166
Leasehold improvements	5,193	4,894

Property and equipment	24,140	20,567
Less accumulated depreciation	(17,355)	(15,532)

Property and equipment, net	$6,785	$5,035

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $1.8 million, $1.2 million and $1.0 million, respectively.

4. Stockholders’ Equity

During 2002 and 2003, the Company issued a total of 34,239,374 shares of Series A-1 and Series A-2 convertible preferred stock (Series A preferred stock) for $1.00 per share resulting in net proceeds of approximately $34.0 million.

In October 2004, the Company entered into a series of transactions raising $30.3 million, net of related offering costs of approximately $238,000, from the sale of 71,401,237 shares of its Series B convertible preferred stock (Series B preferred stock). In connection with the Series B preferred stock offering, 13,604,016 shares of common stock were allocated to holders of Series A-1 preferred stock as an anti-dilution measure.

In May 2006, the Company raised $44.9 million, net of related offering costs of $101,246, from the sale of 110,952,217 shares of its Series C convertible preferred stock (Series C preferred stock). In connection with the

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series C preferred stock offering, 10,003,300 shares of common stock were allocated to holders of Series B preferred stock as an anti-dilution measure.

In July 2008, the Company issued 12,466,039 shares of its Series D convertible preferred stock (Series D preferred stock) in exchange for all of the outstanding capital stock and convertible notes payable of Raven Biotechnologies, Inc. (Raven). Subsequently, in March 2011 a settlement was reached with the former Raven stockholders bringing the total Series D preferred stock issued in connection with the Raven acquisition to 14,446,227 shares.

In September 2008, the Company raised $24.8 million, net of related offering costs of $156,788 from the sale of 38,337,678 shares of its Series D-2 convertible preferred stock (Series D-2 preferred stock). The Company also issued preferred stock warrants for the purchase of 2,875,327 shares of Series D-2 preferred stock. The preferred stock warrants were exercisable at any time prior to September 2018, but expired upon an IPO, and had a stated exercise price of $0.65 per warrant. On May 16, 2010, the Company exercised a put notice to Eli Lilly in accordance with the Series D-2 preferred stock purchase agreement, resulting in the issuance of 6,916,110 shares of Series D-2 preferred stock and a warrant to purchase 518,708 additional shares of Series D-2 preferred stock. On January 11, 2011, the Company raised gross proceeds of $12.0 million from the sale of 18,427,388 shares of its Series D-2 preferred stock.

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

Dividends were noncumulative and accrued on the Series A, Series B, Series C, Series D and Series D-2 preferred stock at a rate of $0.08, $0.0341, $0.0324 and $0.0522 per annum, respectively, and were payable when and as declared by the Board of Directors. Dividends had to be declared so that the Series A, Series B, Series C and Series D preferred stock were paid in like-kind and participated equally to those of the Series D-2 preferred and common stock. No dividends had been declared prior to the conversion of the preferred stock to common stock in connection with the IPO.

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

On October 16, 2013, the Company completed its IPO, in which 5,000,000 shares of the Company’s common stock were sold at a price of $16.00 per share. Additionally, the underwriters of the Company’s IPO exercised the full amount of their over-allotment option resulting in the sale of an additional 750,000 shares of

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company’s common stock at a price of $16.00 per share. The Company received proceeds of $83.8 million from the IPO, net of underwriting discounts and commissions and other offering expenses. Upon consummation of the IPO, all outstanding shares of preferred stock automatically converted to common stock at the applicable conversion ratios then in effect.

In connection with preparing for its IPO in October 2013, the Company’s Board of Directors and stockholders approved a 1-for-18.7739 reverse stock split of the Company’s common stock. The reverse stock split became effective on September 26, 2013. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. In addition, in September 2013, the Company’s Board of Directors and stockholders approved an amendment of the Company’s certificate of incorporation to, among other things, change the definition of a designated public offering to remove the per share price requirement. The amended and restated certificate of incorporation also changed the authorized number of shares of common stock from 425,000,000 to 125,000,000, and authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2014 or 2013.

In February 2014, the Company completed a follow-on equity offering, in which the Company sold 1.8 million shares of its common stock at a price of $36.50 per share. Additionally, the underwriters of the offering exercised the full amount of their over-allotment option resulting in the sale of an additional 450,000 shares of the Company’s common stock at a price of $36.50 per share. The Company received proceeds of $76.7 million from this offering, net of underwriting discounts and commissions and other offering expenses.

5. Stock-based Compensation

The Company’s 2000 Stock Option and Incentive Plan (2000 Plan) allowed for the grant of awards in respect of an aggregate of 130,725 shares, which was increased to 150,297 shares, of the Company’s common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards. As of December 31, 2014, under the 2000 Plan, there were options to purchase an aggregate of 19,705 shares of common stock outstanding at a weighted average exercise price of $0.81 per share. The 2000 Plan has expired, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2000 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan) up to a specified number of shares.

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

As of December 31, 2014, under the 2003 Plan, there were options to purchase an aggregate of 2,008,474 shares of common stock outstanding at a weighted average exercise price of $1.64 per share. Upon the completion of the IPO, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Plan, up to a specified number of shares.

In October 2013, the Company implemented the 2013 Plan. The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards. The aggregate number of shares of common stock initially available for issuance pursuant to awards under the 2013 Plan is 1,960,168 shares. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the year ended December 31, 2014, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 2,967,272. If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of December 31, 2014, under the 2013 Plan, there were options to purchase an aggregate of 1,543,937 shares of common stock outstanding at a weighted average exercise price of $24.22 per share.

The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$1,562	$507	$472
General and administrative	1,682	355	366

Total stock-based compensation expense	$3,244	$862	$838

Employee Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield	0%	0%	0%
Expected volatility	67%	53% - 67%	51%
Risk-free interest rate	1.8% - 2.3%	1.2% - 2.2%	1.2%
Expected term.	6.25 years	7 years	7 years

Expected Dividend Yield—The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. As the Company does not yet have sufficient history of its own volatility, the Company has identified several public entities of similar size, complexity and stage of development and estimates volatility based on the volatility of these companies.

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of each option grant during the year, having a term that most closely resembles the expected life of the option.

Expected Term—This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years. The Company estimates the expected life of the option term to be 6.25 years. The Company uses a simplified method to calculate the average expected term.

In addition to the assumptions above, the Company estimates the forfeiture rate based on turnover data with further consideration given to the class of the employees to whom the options were granted. The forfeiture rate is the estimated percentage of options granted that is expected to be forfeited or canceled on an annual basis before becoming fully vested.

The following table summarizes stock option and restricted stock unit (RSU) activity for 2014:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2013	3,200,958	$4.90	6.9
Granted	976,869	27.06
Exercised	(568,906)	1.31
Forfeited or expired	(36,805)	9.76

Outstanding, December 31, 2014	3,572,116	11.40	7.3	$84,515

December 31, 2014:
Exercisable	1,668,962	3.24	5.3	53,122
Vested and expected to vest	3,341,192	11.03	7.2	80,323

During 2014, 2013 and 2012 the Company issued 568,906, 1,268,049 and 863,176 net shares of common stock, respectively, in conjunction with stock option exercises and RSU lapses. The Company received cash proceeds from the exercise of stock options of approximately $0.7 million, $1.1 million and $47,000 during 2014, 2013 and 2012, respectively.

The weighted-average grant-date fair value of options granted during 2014, 2013 and 2012 was $17.41, $6.91 and $0.94 per share, respectively. The total intrinsic value of options exercised during 2014, 2013 and 2012 was approximately $14.5 million, $5.4 million and $271,929, respectively. The total fair value of stock options which vested during 2014, 2013 and 2012 was $3.0 million, $487,603 and $879,024, respectively. As of December 31, 2014, the total unrecognized compensation expense related to non-vested stock options and RSUs, net of related forfeiture estimates, was $19.6 million, which the Company expects to recognize over a weighted-average period of approximately four years.

6. Income Taxes

For the years ended December 31, 2014, 2013 and 2012 there was no current provision for federal or state income taxes due to the taxable losses which resulted or use of legacy NOL carryforwards.

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2014	2013
Deferred income tax assets:
Federal U.S. net operating loss carryforward	$55,358	$36,561
State net operating loss carryforward	3,723	3,316
Research and development credit, net	7,177	3,786
Orphan drug credit, net	19,287	19,883
Deferred rent	4,069	5,132
Deferred revenue	3,989	8,217
Depreciation	1,337	1,438
Other	962	1,439

Gross deferred income tax assets	95,902	79,772
Valuation allowance	(94,297)	(79,377)

Net deferred income tax assets	1,605	395
Deferred income tax liabilities:
Prepaid expenditures	(1,605)	(395)

Gross deferred income tax liabilities	(1,605)	(395)
Net deferred income tax asset/(liability)	$—	$—

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary difference and carryforwards; (iii) taxable income in prior carryback years if carryback is permitted under applicable tax law; and (iv) tax planning strategies. The Company’s net deferred income tax asset is not more likely than not to be utilized due to the lack of sufficient sources of future taxable income and cumulative book losses which have resulted over the years. The net increase in the valuation allowance in 2014 is due to the fact the Company generated research and development and orphan drug credits and NOL carryforwards which increased the net deferred tax asset. The increase in the credits and NOL carryforwards were offset by the decrease in deferred revenue and resulted in a net current year increase to the valuation allowance.

As of December 31, 2014, the Company had U.S. federal NOL carryforwards of approximately $158.9 million and approximately $103.4 million for state that will expire in various years beginning in 2020 through 2034. In addition, the Company has U.S. federal tax credits of $26.3 million which will expire in various years beginning in 2020 through 2034.

The use of the Company’s U.S. federal NOL and tax credit carryforwards in future years are restricted due to changes in the Company’s ownership and tax attributes acquired through the Company’s acquisitions. As of December 31, 2014, $7.1 million of the Company’s US Federal NOLs are limited for use over the years 2015-2027 in which a range of such amounts could be utilized on an annual basis of $0.2 million to $1.4 million. The remaining $151.8 million of NOLs is not limited and can be offset against future taxable income. Additionally, approximately $7.7 million of NOLs will be recognized as a benefit through additional-paid-in-capital when realized. Further, despite the NOL and credit carryforwards, the Company may have a future tax liability due to an alternative minimum tax or state tax requirements in which net operating losses do not exist.

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Furthermore, the Company recorded $1.6 million of current deferred tax liability and $1.6 million of noncurrent deferred tax asset as a result of the requirement to allocate its valuation allowance against gross deferred tax assets. As such the balance sheet was grossed up but nets to zero deferred income tax assets/(liabilities).

The reconciliation of the reported estimated income tax benefit to the amount that would result by applying the U.S. federal statutory tax rate to the net income is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States federal tax at statutory rate	$(13,410)	$(91)	$2,927
State taxes (net of federal benefit)	(1,608)	609	1,460
Deferred income tax adjustments	—	(855)	(512)
Deferred state blended rate adjustments	3,034	(344)	—
Research credit, net	(2,228)	(226)	—
Transaction cost deduction	(379)	—	—
Transaction cost deduction—prior year adjustment	(564)	—	—
Orphan drug credit, net	(139)	(843)	(4,896)
Other permanent items	(382)	3	8
Equity-based compensation	756	241	279
Fair value adjustment of preferred stock warrant liability	—	219	(53)
Change in valuation allowance	14,920	1,287	787

Income tax expense/(benefit)	$—	$—	$—

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$1,708	$1,592	$1,534
Increases/(decreases) for current year tax positions	242	116	58
Increases/(decreases) for prior year tax positions	97	—	—
Decreases as a result of expiration of statute of limitations	—	—	—

Ending balance	$2,047	$1,708	$1,592

As of December 31, 2014 and 2013, of the total gross unrecognized tax benefits, approximately $1.7 million and $1.3 million would favorably impact the Company’s effective income tax rate, respectively. Although, due to the Company’s determination that the deferred income tax asset would not more likely than not be realized, a valuation allowance would be recorded, therefore, zero net impact would result within the Company’s effective income tax rate. The Company’s uncertain income tax position liability has been recorded to deferred income taxes to offset the tax attribute carryforward amounts.

For the years ended December 31, 2014, 2013 and 2012, the Company has not recognized any interest or penalties related to the uncertain income tax positions due to the fact such position is related to tax attribute carryforwards which have not yet been utilized. The Company does not expect its unrecognized income tax position to significantly decrease within the next twelve months.

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s U.S. Federal and state income tax returns from 2001 to 2014 remain subject to examination by the tax authorities. The Company’s 2001 through 2010 years remain open for examination, even though the statute of limitations has expired, due to the net operating losses and credits carried forward for use in prospective years.

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

Changes in the lease exit liability are as follows (in thousands):

Accrual balance at December 31, 2012.	$10,074
Principal payments	(629)

Accrual balance at December 31, 2013	9,445
Principal payments	(1,439)

Accrual balance at December 31, 2014	$8,006

Future principal payments to be made under the lease agreement as of December 31, 2014 are as follows (in thousands):

2015	$1,642
2016	1,866
2017	2,113
2018	2,385

$8,006

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

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contingent consideration will be accounted for as additional purchase price and recorded as incremental in-process research and development expense when it is deemed probable that the contingencies will be attained. No additional amounts have been recorded during the years ended December 31, 2014, 2013 and 2012.

8. Collaboration and License Agreements

Janssen Biotech, Inc.

In December 2014, the Company entered into a collaboration and license agreement with Janssen Biotech, Inc. (Janssen) for the development and commercialization of MGD011, a product candidate that incorporates the Company’s proprietary DART technology to simultaneously target CD19 and CD3 for the potential treatment of B-cell malignancies. The Company contemporaneously entered into a stock purchase agreement and investor agreement, each with Johnson & Johnson Innovation—JJDC, Inc. (JJDC), an affiliate of Janssen, under which JJDC agreed to purchase 1,923,077 new shares of the Company’s common stock at a price of $39.00 per share, representing proceeds of $75.0 million. The effectiveness of these agreements was subject to the early termination or expiration of any applicable waiting periods under Hart-Scott-Rodino Antitrust Improvements Act of 1976, which occurred in January 2015 (see Note 13). The Company is eligible to receive a $50.0 million upfront payment from Janssen after the collaboration and license agreement becomes effective. Janssen will be fully responsible for developing MGD011 following submission of the Investigational New Drug Application (IND), which is planned for 2015. Assuming successful development and commercialization, the Company could receive up to an additional $575.0 million in clinical, regulatory and commercialization milestone payments. The Company may elect to fund a portion of late-stage clinical development in exchange for a profit share in the U.S. and Canada. If commercialized, the Company would be eligible to receive double-digit royalties on any global net sales and has the option to co-promote the molecule with Janssen in the U.S.

No revenue was recognized during the year ended December 31, 2014 under this agreement, and no related deferred revenue was recorded as of December 31, 2014.

Takeda

In May 2014, the Company entered into a license and option agreement with Takeda for the development and commercialization of MGD010, a product candidate that incorporates the Company’s proprietary DART technology to simultaneously engage CD32B and CD79B, which are two B-cell surface proteins. MGD010 is currently in pre-clinical development for the treatment of autoimmune diseases. Upon execution of the agreement, Takeda made a non-refundable payment of $15.0 million to the Company. Takeda has an option to obtain an exclusive worldwide license for MGD010 following the completion of a pre-defined Phase 1a study. The Company will lead all product development activities until that time. If Takeda exercises its option, it will assume responsibility for future development and pay the Company a license option fee that, along with an early development milestone, will total $18.0 million. Assuming successful development and commercialization of MGD010, the Company is eligible to receive up to an additional $468.5 million in development, regulatory and sales milestone payments. If commercialized, the Company would receive double-digit royalties on any global net sales and has the option to co-promote MGD010 with Takeda in the United States. Finally, the Company may elect to fund a portion of Phase 3 clinical development in exchange for a North American profit share.

The Company evaluated the license and option agreement with Takeda and has determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under the license and option agreement include exclusivity, research and development services through the Phase 1a study and delivery of a future license for an initial research compound. The Company concluded that the MGD010 option is substantive and that the license fee payable upon exercise of the option is not a deliverable at the inception of the arrangement as there is considerable uncertainty that the option

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

would be exercised. The Company has determined that each potential future development and regulatory milestone is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. The Company determined that these performance obligations represent a single unit of accounting, because the exclusivity clause does not have stand-alone value to Takeda without the Company’s technical expertise and development through the pre-defined Phase 1a study.

After identifying the deliverables included within the arrangement, the Company determined its best estimate of selling price. The Company allocated $10.0 million to the exclusivity clause to its technology and the research and development services and $5.0 million to the exclusive license for the initial research compound. The Company’s determination of best estimate of selling price for the research and development services relied upon other similar transactions. The Company relied upon the income approach (e.g., future cash flows) to determine the value of the license of the to-be-delivered compound along with other similar license transactions with differing indications but similar stage of development. The portion of the up-front fee allocated to the MGD010 option is being recognized over an initial 24-month period, which represents the expected period of development through the completion of a pre-defined Phase 1a study. The portion of the up-front fee allocated to the license for the initial research compound was deferred until the research collaboration and license option agreement was executed and the license delivered.

The Company recognized revenue of approximately $3.0 million under the MGD010 agreement during the year ended December 31, 2014. At December 31, 2014, $7.1 million of revenue was deferred under this agreement, $5.0 million of which was current and $2.1 million of which was non-current.

In September 2014, the Company and Takeda executed a research collaboration and license option agreement, which formalized the license for the initial research compound. Under the terms of the agreement, Takeda may identify up to three additional compounds, which will be subject to separate research and development plans. The Company determined that it could recognize the entire license fee as (1) the executed contract constituted persuasive evidence of an arrangement, (2) the delivery of the license occurred and the Company had no current or future performance obligations, (3) the total consideration for the license was fixed and known at the time of its execution and there were not any extended payment terms or rights of return, and (4) the cash was received. Therefore, the Company recognized $5.0 million in revenue during the year ended December 31, 2014 under this agreement. The Company is also entitled to receive reimbursements for research and development services provided to Takeda with respect to the initial research compound, subject to the execution of a separate research plan.

Gilead

In January 2013, the Company entered into an agreement with Gilead for Gilead to obtain exclusive worldwide rights for the research, development and commercialization of up to four DART molecules. For each molecule Gilead chooses to develop, the Company is entitled to receive a license grant fee of $7.5 million and is further eligible to receive up to an additional $20.0 million to $25.0 million in pre-clinical milestones and up to $240.0 million to $250.0 million in additional clinical, regulatory and sales milestones. Upon execution of the arrangement, Gilead identified one molecule to develop for which the Company granted Gilead a license in exchange for consideration of $7.5 million.

The Company determined that any remaining licenses are conditional deliverables, which are substantive options that were not granted with a substantial discount. The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales milestones are not considered

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluated the research collaboration agreement with Gilead and has determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this research collaboration include a license to its technology and research and development services. The Company concluded that the deliverables do not have stand alone value and therefore, represent a combined single unit of accounting. Due to the lack of standalone value for the license and research and development services, the combined unit of accounting (the upfront payment and the expected research and development reimbursements) was recognized ratably over a period of 21 months, which represented the expected development period.

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

The Company recognized revenues of approximately $5.5 million and $8.0 million under this agreement for the years ended December 31, 2014 and 2013, respectively. No milestones have been achieved under this agreement.

At December 31, 2013, $3.6 million of revenue was deferred under this agreement, all of which was current. As of December 31, 2014, there was no remaining deferred revenue under this agreement.

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

The Company evaluated the research collaboration agreement with Servier and has determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company concluded that the option is substantive and that the license fees for this option is not a deliverable at the inception of the

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arrangement as there is considerable uncertainty that the option would be exercised and the additional fee to be paid upon exercise of the option represents its estimated selling price (i.e. no substantial discount was given). The Company’s substantive performance obligations under this research collaboration include an exclusivity clause to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that these performance obligations represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company’s technical expertise and committee participation. As such, the initial upfront payment was deferred and was being recognized ratably over the initial 27-month period, which represented the expected period of development and the Company’s participation on the research and development committee. During 2014, the Company determined that the development period will last longer than originally estimated, and prospectively adjusted its period of recognition of the upfront payment to a 42-month period.

During the years ended December 31, 2014, 2013 and 2012 the Company recognized revenue of $0.7 million, $21.3 million and $9.1 million, respectively, under this agreement. Revenue recognized in the year ended December 31, 2013 included a $10.0 million substantive milestone payment received upon dosing the first patient in a Phase 1 dose expansion cohort trial of MGA271.

At December 31, 2014 and 2013, $0.1 million and $0.9 million of revenue remained deferred under this agreement, respectively, all of which was current.

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

The Company evaluated the research collaboration agreement with Servier and has determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company concluded that each option is substantive and that the license fees for each option are not deliverables at the inception of the arrangement and were not issued with a substantial discount. The Company’s substantive performance obligations under this research collaboration include an exclusivity clause to its technology, technical, scientific and intellectual property support to the research plan during the first year of the agreement and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the pre-clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company’s technical expertise and committee participation. As such, the initial upfront license payment was deferred and initially recognized ratably over a 29-month period, which represented the expected development period. During 2014, the Company and Servier

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

further refined the research plan related to the three DARTs and as such, the development period was extended. Based on this revised development period, the Company prospectively adjusted its period of recognition of the upfront payment to a 75-month period. The impact of this change in accounting estimate reduced revenue that would have been recognized in 2014 by $3.7 million.

During the year ended December 31, 2014, Servier exercised its exclusive option to develop and commercialize MGD006. As a result of the exercise, the Company received a $15.0 million payment from Servier for its license to develop and commercialize MGD006 in its territories. Upon exercise of the option, the Company evaluated its performance obligations with respect to the license for MGD006. The Company’s substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company’s technical expertise and committee participation. As such, the $15.0 million license fee was deferred and is being recognized ratably over a period of 82 months, which represents the expected development period for MGD006. In accordance with the agreement, the Company and Servier will share costs incurred to develop MGD006. Reimbursement of research and development expenses received in connection with this collaborative cost-sharing agreement is recorded as a reduction to research and development expense. During the year ended December 31, 2014 the Company recorded approximately $1.0 million as an offset to research and development costs under this collaboration arrangement. No such offset was recorded in 2013 or 2012. As of December 31, 2014 the Company has a corresponding collaboration receivable, which is included in accounts receivable on the consolidated balance sheet, of $0.8 million.

During the years ended December 31, 2014, 2013 and 2012 the Company recognized revenue of $16.7 million, $8.6 million, and $2.0 million, respectively, under this agreement. Revenue during the year ended December 31, 2014 includes two $5.0 million milestone payments from Servier upon the achievement of clinical milestones related to the IND applications for MGD006 and MGD007 clearing the 30-day review period by the U.S. FDA. No milestones were recognized under this agreement during the years ended December 31, 2013 or 2012.

At December 31, 2014, $17.7 million of revenue was deferred under this agreement, $3.3 million of which was current and $14.4 million of which was long-term. At December 31, 2013, $9.4 million of revenue was deferred under this agreement, $8.6 million of which was current and $0.8 million of which was long-term.

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

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized revenues of approximately $13.7 million, $14.4 million and $11.7 million during the years ended December 31, 2014, 2013 and 2012, respectively, under this agreement. Revenue recognized in the years ended December 31, 2014, 2013 and 2012 included milestone payments of $2.0 million, $5.0 million and $2.0 million, respectively, for the achievement of clinical milestones. At December 31, 2014, $5.8 million of revenue was deferred under this agreement, all of which was current. At December 31, 2013, $12.8 million of revenue was deferred under this agreement, $7.0 million of which was current and $5.8 million of which was long-term.

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

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized revenues of approximately $0.1 million, $3.5 million and $5.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. Included in the 2012 revenues are milestone payments totaling $0.5 million. No additional milestones have been achieved under this agreement through December 31, 2014.

At December 31, 2013, deferred revenue under this agreement was approximately $7,000. As of December 31, 2014, there was no remaining deferred revenue under this agreement.

Green Cross

In June 2010, the Company entered into a collaboration agreement with Green Cross for the development of the Company’s anti-HER2 antibody margetuximab. This arrangement grants Green Cross an exclusive license to

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conduct specified Phase 1 and Phase 2 clinical trials and commercialize margetuximab in South Korea. In March 2014, the Company and Green Cross entered into an amendment to the original agreement, causing the terms of the original agreement to be materially modified.

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

The initial $1.0 million upfront payment received by the Company upon execution of the original agreement is non-refundable; as such, there is no right of return for the license. Therefore, the upfront license fee and participation on the joint steering committee were treated as a combined unit of accounting and will be recognized over the term of the agreement through June 2020. Further, due to the fact the research and development services are not deemed to have stand-alone value, revenue for those services should be recognized over the entire term of the agreement (through June 2020). As a result of reassessing the arrangement in accordance with ASC 605-25, the Company was required to record an adjustment on the date of the material modification to reflect the revenue that would have resulted had the entity applied the requirements of ASC 605-25 from the inception of the agreement. As a result, the Company recorded an additional $1.3 million of revenue during 2014.

The Company recognized revenues of approximately $1.7 million and $100,000 under this agreement during the years ended December 31, 2014 and 2013, respectively. No milestones were achieved under this agreement during the years ended December 31, 2014 and 2013.

At December 31, 2014, there was a $525,000 unbilled receivable balance under this agreement, which is included in other assets on the consolidated balance sheet. At December 31, 2013, $650,000 of revenue was deferred under this agreement, $100,000 of which was current and $550,000 of which was non-current.

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

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 28, 2010, Lilly notified the Company of its decision to terminate the agreement after review of one year of clinical data from the Protégé trial in Type 1 diabetes patients treated with teplizumab. Such data failed to support the primary efficacy end point in the study. In February 2011, the Company reacquired the commercial rights to the molecule from Eli Lilly. During the year ended December 31, 2012, Eli Lilly satisfied its obligation related to the cost of monitoring patients under the Protégé and Encore trials. The Company’s obligations continued through September 2012, which represented the follow up period for enrolled patients and the Company’s final reporting of the trial’s results. There is no additional clinical trial activity under the Eli Lilly Agreements as it relates to such trials. However, Eli Lilly continues to reimburse the Company for monitoring patients in one currently active trial.

During the years ended December 2014, 2013 and 2012, the Company recognized revenue of $0.4 million, $0.8 million and $31.2 million, respectively, under this agreement. No milestones were achieved under this agreement during the three years ended December 31, 2014.

9. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space for its headquarters in Rockville, Maryland. In 2014, that lease was amended to extend its term from March 31, 2018 to January 31, 2020. In addition, in 2014, the Company leased additional office space adjacent to its headquarters, also through January 31, 2020. The Company has an option under each lease to continue the respective lease for five years under the same terms.

The Company leases a manufacturing facility in Rockville under a lease that originally expired on December 31, 2014. During 2014, the Company exercised its 5-year renewal option on the manufacturing facility. The Company also entered into a new four-year lease for additional space in the manufacturing facility effective April 1, 2014. This lease also has an option to continue the lease for five years under the same terms.

The Company also leases office and laboratory space in South San Francisco under a lease that expires on February 28, 2018.

All of the leases contain rent escalation clauses and certain leases contain rent abatements. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease. As of December 31, 2014 and 2013, the Company had recorded a deferred rent liability of $2.7 million and $2.9 million, respectively. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $2.0 million, $2.7 million and $2.7 million, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 2014 are as follows (in thousands):

2015	$3,945
2016	4,364
2017	4,495
2018	4,396
2019	1,873
Thereafter	116

$19,189

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

10. Product Milestone Payments and Royalty Agreements

In connection with an Asset Purchase Agreement with Tolerance Therapeutics, Inc. (Tolerance) entered into during June 2005, the Company may be required to issue Tolerance additional consideration as follows: (i) $10,950,000 if certain milestones are met, including the initiation of Phase 3 trials and filing of various regulatory product license applications; (ii) 36,135 shares of common stock; and (iii) royalty payments between 1.75% and 4.0% of net sales of products acquired from or patented by Tolerance or other product fees earned by the Company. Any additional consideration required to be paid under the Asset Purchase Agreement will be recorded as research and development expense when incurred. No payments related to the additional consideration have occurred during the three years ended December 31, 2014. Additionally, certain agreements require the Company to pay royalties. Currently, the Company is not obligated to pay royalties, as no revenue from product sales is being generated by the Company.

11. Employee Benefit Plan

On September 25, 2002, the Company established the MacroGenics 401(k) Plan (the Plan) for its employees under Section 401(k) of the IRC. Under this Plan, all employees at least 21 years of age are eligible to participate in the Plan, starting on the first day of each month. Employees may contribute up to 100% of their salary, subject to government maximums.

Employees are 100% vested in their contributions to the Plan. The Company’s contribution to the Plan, as determined by the Board of Directors, is discretionary. The Company’s contributions to the Plan totaled $318,390, $252,930 and $225,195 for the years ended December 31, 2014, 2013 and 2012, respectively.

12. Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
2014
Revenue	$14,719	$9,220	$18,382	$5,476
Net loss	(3,108)	(12,259)	(3,928)	(19,018)
Net loss per share, basic and diluted	$(0.12)	$(0.44)	$(0.14)	$(0.68)
2013
Revenue	$10,598	$12,299	$20,232	$14,906
Net income (loss)	(3,366)	(294)	6,604	(3,205)
Net income (loss) per share, basic	$(2.93)	$(0.24)	$0.14	$(0.14)
Net income (loss) per share, diluted	$(2.93)	$(0.24)	$0.01	$(0.14)

Net income (loss) per share includes the effects of income allocated to participating securities.

MACROGENICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Subsequent Event

In January 2015, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the collaboration and license agreement with Janssen and the stock purchase agreement and investor agreement with JJDC (as described in Note 8). Accordingly, the Company issued 1,923,077 shares of common stock to JJDC and received $75.0 million from JJDC under the stock purchase agreement and received the $50.0 million upfront payment from Janssen under the collaboration and license agreement.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 18, 2013)

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 1, 2013)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 18, 2013)

4.1	Fifth Amended and Restated Registration Rights Agreement by and among the Company, the Founders, and the Investors, dated February 3, 2014 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-193648) filed by the Company on February 10, 2014)

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 9, 2013)

4.3*	Investor Agreement by and between Johnson and Johnson Innovation-JJDC, Inc. and the Company, dated December 19, 2014

10.1+	Company 2000 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on September 4, 2013)

10.2+	Form of Incentive Stock Option Agreement under 2000 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on September 4, 2013)

10.3+	Company 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on September 4, 2013)

10.4+	Form of Incentive Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on September 4, 2013)

10.5+	Company 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 1, 2013)

10.6+	Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 1, 2013)

10.7+	Form of Nonstatutory Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 1, 2013)

10.8	Lease Agreement by and between Red Gate III LLC and the Company, dated May 31, 2011 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on September 4, 2013)

10.9	Amendment to Lease Agreement by and between Red Gate III LLC and the Company, dated March 26, 2013 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on September 4, 2013)

10.10	Second Amendment to Lease Agreement by and between Red Gate III LLC and the Company, dated November 6, 2014

10.11	Lease Agreement by and between W. M. Rickman Construction Co. LLC and the Company, dated December 2, 2004 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on September 4, 2013)

10.12	Amendment to Lease Agreement by and between W. M. Rickman Construction Co. LLC and the Company, dated January 31, 2006 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on September 4, 2013)

10.13	Second Amendment to Lease Agreement by and between W. M. Rickman Construction Co. LLC and the Company, dated June 1, 2011 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on September 4, 2013)

10.14	Lease Agreement by and between Britannia Biotech Gateway LP and Raven biotechnologies, Inc., dated November 21, 2006

10.15	Lease Agreement by and between W. M. Rickman Construction Co. LLC and the Company, dated March 31, 2014

10.16	Lease Agreement by and between Red Gate III LLC and the Company, dated November 6, 2014

10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 1, 2013)

10.18†	Collaboration and License Agreement by and between Boehringer Ingelheim International GmbH and the Company, dated October 18, 2010 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 4, 2013)

10.19†	Option for a License Agreement by and between the Company and Les Laboratoires Servier and Institut de Recherches Servier, dated September 19, 2012 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 4, 2013)

10.20†	Option for a License Agreement by and between the Company and Les Laboratoires Servier and Institut de Recherches Servier, dated November 24, 2011 (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 4, 2013)

10.21+	Form of Employment Agreement between the Company and Scott Koenig, M.D., Ph.D. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 1, 2013)

10.22+	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 1, 2013)

10.23+	Form of Employment Agreement between the Company and James Karrels (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 (File No. 333-193648) filed by the Company on January 30, 2014)

10.24†	License and Option Agreement, by and between Takeda Pharmaceutical Company Limited and the Company, dated May 22, 2014 (incorporated by reference to Exhibit 10.28 to Form 10-Q filed by the Company on August 5, 2014)

10.25*	Collaboration and License Agreement by and between Janssen Biotech, Inc. and the Company, dated December 19, 2014

10.26	Stock Purchase Agreement by and between Johnson and Johnson Innovation-JJDC, Inc. and the Company, dated December 19, 2014

21.1	Subsidiaries of Company

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment granted by the SEC.
*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request to the SEC for confidential treatment.
+	Indicates management contract or compensatory plan.