Form 10-Q
period 2015-03-31
MACROGENICS INC
filed 2015-05-06
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

301-251-5172
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2015, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 30,047,629 shares.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of federal securities laws. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as "subject to", "believe", "anticipate", "plan", "expect", "intend", "estimate", "project", "may", "will", "should", "would", "could", "can", the negatives thereof, variations thereon and similar expressions, or by discussions of strategy.

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. The forward-looking statements contained herein represent our judgment as of the date of this report. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$263,134	$157,591
Accounts receivable	1,719	2,935
Prepaid expenses	3,617	4,211
Total current assets	268,470	164,737
Restricted cash	300	300
Property and equipment, net	7,236	6,785
Other assets	2,064	2,064
Total assets	$278,070	$173,886

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,444	$1,669
Accrued expenses	7,001	7,930
Lease exit liability	1,696	1,642
Deferred revenue	12,382	14,248
Other liabilities	1,605	1,605
Total current liabilities	24,128	27,094
Lease exit liability, net of current portion	5,914	6,364
Deferred rent liability	2,646	2,670
Deferred revenue, net of current portion	14,389	16,472
Total liabilities	47,077	52,600
Stockholders' equity:
Common stock, $0.01 par value – 125,000,000 shares authorized, 30,024,535 and 27,995,638 shares outstanding at March 31, 2015 and December 31, 2014, respectively	300	280
Treasury stock, at cost; 865 shares at March 31, 2015 and December 31, 2014	(19)	(19)
Additional paid-in capital	399,629	335,071
Accumulated deficit	(168,917)	(214,046)
Total stockholders' equity	230,993	121,286
Total liabilities and stockholders' equity	$278,070	$173,886

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Revenue from collaborative research	$71,165	$14,401
Grant revenue	114	318
Total revenues	71,279	14,719
Costs and expenses:
Research and development	21,464	14,569
General and administrative	4,683	3,258
Total costs and expenses	26,147	17,827
Income (loss) from operations	45,132	(3,108)
Other income (expense)	(3)	—
Net comprehensive income (loss)	$45,129	$(3,108)
Basic net income (loss) per common share	$1.53	$(0.12)
Diluted net income (loss) per common share	$1.42	$(0.12)
Basic weighted average common shares outstanding	29,415,768	26,262,356
Diluted weighted average common shares outstanding	31,684,174	26,262,356

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$45,129	$(3,108)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	546	398
Share-based compensation	1,631	612
Changes in operating assets and liabilities:
Accounts receivable	1,216	258
Prepaid expenses	594	(965)
Other assets	—	(1,394)
Accounts payable	(225)	1,964
Accrued expenses	(929)	(848)
Lease exit liability	(396)	(348)
Deferred revenue	(3,949)	9,423
Deferred rent	(24)	(106)
Net cash provided by operating activities	43,593	5,886
Cash flows from investing activities
Purchases of property and equipment	(997)	(447)
Net cash used in investing activities	(997)	(447)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	62,692	76,733
Proceeds from stock option exercises	255	68
Net cash provided by financing activities	62,947	76,801
Net change in cash and cash equivalents	105,543	82,240
Cash and cash equivalents at beginning of period	157,591	116,481
Cash and cash equivalents at end of period	$263,134	$198,721

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

The accompanying unaudited interim consolidated financial statements include the accounts of MacroGenics, Inc. and its wholly owned subsidiary, MacroGenics UK Limited. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2015.

There have been no material changes to the significant accounting policies previously disclosed in the Company's 2014 Annual Report on Form 10-K.

2. Fair Value of Financial Instruments

The fair market values of the financial instruments included in the financial statements, which include cash equivalents and money market accounts, approximate their carrying values at March 31, 2015 due to their short-term maturities. The Company accounts for recurring and non-recurring fair value measurements in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

Financial assets and liabilities subject to fair value measurements were as follows (in thousands):

	Fair Value Measurements at March 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$237,088	$237,088	$—	$—
Money market funds	26,046	26,046	—	—
Restricted cash	300	300	—	—
Total Assets	$263,434	$263,434	$—	$—

	Fair Value Measurements at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$131,545	$131,545	$—	$—
Money market funds	26,046	26,046	—	—
Restricted cash	300	300	—	—
Total Assets	$157,891	$157,891	$—	$—

3. Lease Exit Liability

On July 16, 2008, the Company acquired Raven Biotechnologies, Inc. (Raven), a private South San Francisco-based company focused on the development of monoclonal antibody therapeutics for treating cancer. Raven was considered a development-stage enterprise as defined in ASC 915, Development Stage Entities.

The Company undertook restructuring activities related to the acquisition of Raven. In connection with these restructuring activities, as part of the cost of acquisition, the Company established a restructuring liability attributed to an existing operating lease. The terms of the operating lease extend into 2018.

Changes in the lease exit liability are as follows (in thousands):

Accrual balance at December 31, 2014	$8,006
Principal payments	(396)
Accrual balance at March 31, 2015	$7,610

The purchase agreement provides for a specified total of certain contingent milestones that are based on the achievement of certain product sales derived from the acquired Raven technology. Also, a onetime payment of $5.0 million will be made to the Raven stockholders upon the initiation of patient dosing in the first Phase 2 clinical trial of any product derived from the Raven "Cancer Stem Cell Program." No payment shall be made if the Phase 2 trial start date has not occurred on or before July 15, 2018. Other consideration includes a percentage of revenue (excluding consideration for research and development and equity) received by MacroGenics for license of a product derived from the Raven "Cancer Stem Cell Program" and a onetime payment ranging from $8.0 million to $12.0 million dependent upon a specified level of sales of products derived from the Raven "Cancer Stem Cell Program."

Any contingent consideration would be accounted for as additional purchase price and recorded as incremental in-process research and development expense when and if it is deemed probable that the contingencies will be attained. No additional amounts have been recorded during the three months ended March 31, 2015 and 2014.

4. Collaboration and License Agreements

Janssen Biotech, Inc.
In December 2014, the Company entered into a collaboration and license agreement with Janssen Biotech, Inc. (Janssen) for the development and commercialization of MGD011, a product candidate that incorporates the Company's proprietary Dual Affinity Re-Targeting (DART) technology to simultaneously target CD19 and CD3 for the potential treatment of B-cell malignancies. The Company contemporaneously entered into a stock purchase agreement and investor agreement, each with Johnson & Johnson Innovation – JJDC, Inc. (JJDC).  JJDC agreed to purchase 1,923,077 new shares of the Company's common stock at a price of $39.00 per share, representing proceeds of $75.0 million. The effectiveness of these agreements was subject to the early termination or expiration of any applicable waiting periods under Hart-Scott-Rodino Antitrust Improvements Act of 1976.  The waiting period expired in January 2015, at which time the Company received a $50.0 million upfront payment from Janssen and JJDC purchased $75.0 million of the Company's common stock.
Under the collaboration and license agreement, the Company granted an exclusive license to Janssen to develop and commercialize MGD011. Following the Company's submission of the Investigational New Drug (IND) application, Janssen will be fully responsible for the development and commercialization of MGD011.   Assuming successful development and commercialization, the Company could receive up to an additional $205.0 million in clinical milestone payments, $220.0 million in regulatory milestone payments and $150.0 million in commercialization milestone payments. The Company determined that each potential future clinical, development, and regulatory milestone is substantive.  Although the sales milestones are not considered substantive, they will be recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time.  The Company may elect to fund a portion of late-stage clinical development in exchange for a profit share in the U.S. and Canada. If commercialized, the Company would be eligible to receive double-digit royalties on any global net sales and has the option to co-promote the molecule with Janssen in the U.S.
The Company evaluated the collaboration and license agreement with Janssen and determined that it is a revenue arrangement with multiple deliverables, or performance obligations.  The Company's substantive performance obligations under the collaboration and license agreement include the delivery of an exclusive license and research and development services during the pre-clinical research period (through the filing of the IND for MGD011).   The Company evaluated the collaboration and license agreement with Janssen and determined that the license and pre-clinical research and development activities represented one unit of accounting, and thus the total arrangement consideration was allocated using the relative selling price method to the deliverables.  After identifying the deliverables included within the arrangement, the Company determined its best estimate of selling price for each of the deliverables.  The best estimate of selling price for the exclusive license was determined using a discounted cash flow model that includes level 3 fair value measurements. The best estimate of selling price for the research and development services was determined using third party evidence of other similar research and development arrangements, which are level 2 fair value measurements.
The Company evaluated the stock purchase agreement and the collaboration and license agreement as one arrangement and determined that the stock purchase price of $39.00 per share exceeded the fair value of the common stock by $12.3 million. This excess was recognized in the same manner as the upfront payment.  Of the total arrangement consideration of $125.0 million, the Company allocated $62.7 million to equity (representing the fair value of common stock purchased), $62.3 million to the license and pre-clinical research and development activities, and a de minimis amount to the ongoing research and development activities.  The Company submitted the IND and therefore met its performance obligation during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Company recognized revenues of approximately $62.3 million under the agreement.

Takeda Pharmaceutical Company Limited

In May 2014, the Company entered into a license and option agreement with Takeda Pharmaceutical Company Limited (Takeda) for the development and commercialization of MGD010, a product candidate that incorporates the Company's proprietary DART technology to simultaneously engage CD32B and CD79B, which are two B-cell surface proteins. MGD010 is being developed for the treatment of autoimmune disorders. Upon execution of the agreement, Takeda made a non-refundable payment of $15.0 million to the Company. Takeda has an option to obtain an exclusive worldwide license for MGD010 following the completion of a pre-defined Phase 1a study. The Company will lead all product development activities until that time. If Takeda exercises its option, it will assume responsibility for future development and pay the Company a license fee of $15.0 million. Assuming successful development and commercialization of MGD010, the Company is eligible to receive up to an additional $93.0 million in clinical and regulatory milestone payments and $375.5 million in sales milestone payments. If commercialized, the Company would receive double-digit royalties on any global net sales and has the option to co-promote MGD010 with Takeda in the United States. Finally, the Company may elect to fund a portion of Phase 3 clinical development in exchange for a North American profit share.

The Company evaluated the license and option agreement with Takeda and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company's substantive performance obligations under the license and option agreement include exclusivity, research and development services through the Phase 1a study and delivery of a future license for an initial research compound. The Company concluded that the MGD010 option is substantive and that the license fee payable upon exercise of the option is not a deliverable at the inception of the arrangement as there is considerable uncertainty that the option would be exercised. The Company has determined that each potential future development and regulatory milestone is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. The Company determined that these performance obligations represent a single unit of accounting, because the exclusivity clause does not have stand-alone value to Takeda without the Company's technical expertise and development through the pre-defined Phase 1a study.

After identifying the deliverables included within the arrangement, the Company determined its best estimate of selling price. The Company allocated $10.0 million to the exclusivity clause to its technology and the research and development services and $5.0 million to the exclusive license for the initial research compound. The Company's determination of best estimate of selling price for the research and development services relied upon other similar transactions. The Company relied upon the income approach (e.g., future cash flows) to determine the value of the license of the to-be-delivered compound along with other similar license transactions with differing indications but similar stage of development. The portion of the up-front fee allocated to the MGD010 option is being recognized over an initial 24-month period, which represents the expected period of development through the completion of a pre-defined Phase 1a study. The portion of the up-front fee allocated to the license for the initial research compound was deferred until the research collaboration and license option agreement was executed and the license delivered.

The Company recognized revenue of approximately $4.3 million under the MGD010 agreement during the three months ended March 31, 2015, including a $3.0 million milestone payment due upon initiation of a Phase 1a trial of MGD010.   At March 31, 2015, $5.8 million of revenue was deferred under this agreement, $5.0 million of which was current and $0.8 million of which was non-current.  At December 31, 2014, $7.1 million of revenue was deferred under this agreement, $5.0 million of which was current and $2.1 million of which was non-current.

In September 2014, the Company and Takeda executed a research collaboration and license option agreement, which formalized the license for the initial research compound contemplated in the May 2014 arrangement. Under the terms of the agreement, Takeda may identify up to three additional compounds, which will be subject to separate research and development plans. The Company determined that it could recognize the entire license fee as (1) the executed contract constituted persuasive evidence of an arrangement, (2) the delivery of the license occurred and the Company had no current or future performance obligations, (3) the total consideration for the license was fixed and known at the time of its execution and there were not any extended payment terms or rights of return, and (4) the cash was received.  The Company is also entitled to receive reimbursement for research and development services provided to Takeda with respect to the initial research compound under a separate research plan.  During the three months ended March 31, 2015, the Company recognized $0.3 million in revenue related to the reimbursement of these research and development services.

Les Laboratoires Servier

In November 2011, the Company entered into a right-to-develop collaboration agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) for the development and commercialization of MGA271 in all countries other than the United States, Canada, Mexico, Japan, South Korea and India.

Upon execution of the agreement, Servier made a non-refundable payment of $20.0 million to the Company. The Company is eligible to receive up to $30.0 million in license fees, $47.0 million in clinical milestone payments, $140.0 million in regulatory milestone payments and $208.0 million in sales milestone payments if Servier exercises the option, obtains regulatory approval for and successfully commercializes MGA271. The Company concluded that the license fees are not deliverables at the inception of the arrangement. The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. In the event Servier exercises its option to continue development of MGA271, Servier must pay a license fee. Under this agreement, Servier would be obligated to pay the Company from low double digit to mid-teen royalties on product sales in its territories.

The Company evaluated the research collaboration agreement with Servier and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company concluded that the option is substantive and that the license fee for this option is not a deliverable at the inception of the arrangement as there is considerable uncertainty that the option would be exercised and the additional fee to be paid upon exercise of the option represents its estimated selling price (i.e., no substantial discount was given). The Company's substantive performance obligations under this research collaboration include an exclusivity clause to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that these performance obligations represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company's technical expertise and committee participation. As such, the initial upfront payment was deferred and was being recognized ratably over the initial 27-month period, which represented the expected period of development and the Company's participation on the research and development committee. During 2014, the Company determined that the development period will last longer than originally estimated, and prospectively adjusted its period of recognition of the upfront payment to a 42-month period.

During the three months ended March 31, 2015 and 2014, the Company recognized revenue of $0.1 million and $0.2 million, respectively, under this agreement. At March 31, 2015 and December 31, 2014, $36,000 and $0.1 million of revenue remained deferred under this agreement, respectively, all of which was current.

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

Upon execution of the agreement, Servier made a non-refundable payment of $20.0 million to the Company. In addition, the Company will be eligible to receive up to $65.0 million in license fees, $98.0 million in clinical milestone payments, including $5.0 million upon IND acceptance for each of MGD006, MGD007 and a third DART molecule, $300.0 million in regulatory milestone payments and $630.0 million in sales milestone payments if Servier exercises all of the options and successfully develops, obtains regulatory approval for, and commercializes a product under each license.  In addition to these milestones, the Company and Servier will share Phase 2 and Phase 3 development costs. The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. Under this agreement, Servier would be obligated to pay the Company low double digit to mid-teen royalties on net product sales in its territories.

The Company evaluated the research collaboration agreement with Servier and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company concluded that each option is substantive and that the license fees for each option are not deliverables at the inception of the arrangement and were not issued with a substantial discount. The Company's substantive performance obligations under this research collaboration include an exclusivity clause to its technology, technical, scientific and intellectual property support to the research plan during the first year of the agreement and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the pre-clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company's technical expertise and committee participation. As such, the initial upfront license payment was deferred and initially recognized ratably over a 29-month period, which represented the expected development period. During 2014, the Company and Servier further refined the research plan related to the three DARTs and as such, the development period was extended. Based on this revised development period, the Company prospectively adjusted its period of recognition of the upfront payment to a 75-month period.

During the three months ended March 31, 2014, Servier exercised its exclusive option to develop and commercialize MGD006. As a result of the exercise, the Company received a $15.0 million payment from Servier for its license to develop and commercialize MGD006 in its territories. Upon exercise of the option, the Company evaluated its performance obligations with respect to the license for MGD006. The Company's substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company's technical expertise and committee participation. As such, the $15.0 million license fee was deferred and is being recognized ratably over a period of 82 months, which represents the expected development period for MGD006. In accordance with the agreement, the Company and Servier will share costs incurred to develop MGD006. Reimbursement of research and development expenses received in connection with this collaborative cost-sharing agreement is recorded as a reduction to research and development expense. During the three months ended March 31, 2015, the Company recorded approximately $0.3 million as an offset to research and development costs under this collaboration arrangement, and has recorded a corresponding collaboration receivable, which is included in accounts receivable on the consolidated balance sheet.  No such offset to research and development costs was recorded during the three months ended March 31, 2014.

The Company recognized revenue of $0.8 million and $7.4 million during the three months ended March 31, 2015 and 2014, respectively, under this agreement.  Revenue during the three months ended March 31, 2014 includes the $5.0 million payment from Servier upon the achievement of a clinical milestone related to the IND application for MGD006 clearing the 30-day review period by the U.S. Food and Drug Administration (FDA).  No milestones were recognized under this agreement during the three months ended March 31, 2015.

At March 31, 2015, $16.9 million of revenue was deferred under this agreement, $3.3 million of which was current and $13.6 million of which was non-current. At December 31, 2014, $17.7 million of revenue was deferred under this agreement, $3.3 million of which was current and $14.4 million of which was non-current.

Boehringer Ingelheim International GmbH

In October 2010 the Company entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH (Boehringer) to discover, develop and commercialize up to ten DART-based molecules which span multiple therapeutic areas. Under the terms of the agreement, the Company granted Boehringer an exclusive, worldwide, royalty-bearing license under its intellectual property to research, develop, and market DARTs generated under the agreement throughout the world.

Upon execution of the agreement, the Company received an upfront payment of $15.0 million. The Company subsequently received three annual maintenance payments. These maintenance payments are being recognized over the estimated period of development. The Company has the potential to earn milestone payments of approximately $41.0 million related to pre-clinical and clinical development, $89.0 million related to regulatory milestones and $83.0 million related to sales milestones for each of the DART programs under this agreement in the case of full commercial success of multiple DART products. The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. Boehringer also provides funding for the Company's internal and external research costs and is required to pay the Company mid-single digit royalties on product sales.

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

The Company and Boehringer have also agreed to establish a joint research committee to facilitate the governance and oversight of the parties' activities under the agreements. Management considered whether participation on the joint committee may be a deliverable and determined that it was not a deliverable. However, had management considered participation on the joint committee as a deliverable, it would not have had a material impact on the accounting for the arrangement as the period of participation in this committee matched the obligation period for the research and development services.

The Company recognized revenues of approximately $2.6 million and $3.1 million during the three months ended March 31, 2015 and 2014, respectively.  At March 31, 2015, $4.0 million of revenue was deferred under this agreement, all of which was current. At December 31, 2014, $5.8 million of revenue was deferred under this agreement, all of which was current.

There have been no material modifications to this agreement since the adoption of ASU 2009-13, Revenue Recognition – Multiple-Deliverable Revenue Arrangements, on January 1, 2011.

Green Cross Corporation

In June 2010, the Company entered into a collaboration agreement with Green Cross Corp. (Green Cross) for the development of the Company's anti-HER2 antibody margetuximab. This arrangement grants Green Cross an exclusive license to conduct specified Phase 1 and Phase 2 clinical trials and commercialize margetuximab in South Korea. In March 2014, the Company and Green Cross entered into an amendment to the original agreement, causing the terms of the original agreement to be materially modified.

Upon execution of the amendment, the Company became eligible to receive reimbursement for costs incurred for Phase 2 and Phase 3 clinical trials up to $5.5 million as well as clinical development and commercial milestone payments of up to $2.5 million. The Company determined that each potential clinical development and commercial milestone is substantive. The Company is also entitled to receive royalties on net sales of margetuximab in South Korea. The Company and Green Cross have formed a joint steering committee to coordinate and oversee activities on which the companies collaborate under the agreement.

The Company evaluated the collaboration agreement with Green Cross and determined that it is a revenue arrangement with multiple deliverables or performance obligations. As a result of the material modification to the arrangement in March 2014, the Company reassessed the entire arrangement in accordance with the guidance provided by ASC 605-25, Multiple Element Arrangements (Revenue Recognition) as the original agreement was accounted for prior to adopting ASU 2009-13. The Company's substantive performance obligations under this agreement include an exclusive license to its technologies, research and development services, and participation in a joint steering committee. The Company concluded that the license and the reimbursement for research and development services do not have value on a standalone basis and therefore do not represent a separate unit of accounting.

The initial $1.0 million upfront payment received by the Company upon execution of the original agreement is non-refundable; as such, there is no right of return for the license. Therefore, the upfront license fee and participation on the joint steering committee were treated as a combined unit of accounting and will be recognized over the term of the agreement through June 2020. Further, due to the fact the research and development services are not deemed to have stand-alone value, revenue for those services should be recognized over the entire term of the agreement (through June 2020). As a result of reassessing the arrangement in accordance with ASC 605-25, the Company was required to record an adjustment on the date of the material modification to reflect the revenue that would have resulted had the entity applied the requirements of ASC 605-25 from the inception of the agreement. As a result, the Company recorded an additional $1.3 million of revenue during the three months ended March 31, 2014.

The Company recognized revenues of approximately $0.1 million and $1.4 million under this agreement during the three months ended March 31, 2015 and 2014, respectively.  No milestones were achieved under this agreement during the three months ended March 31, 2015 and 2014.

At March 31, 2015 and December 31, 2014, there was $0.6 million and $0.5 million in unbilled receivables under this agreement, which is included in other assets on the consolidated balance sheet.

5. Stock-Based Compensation

The Company's 2000 Stock Option and Incentive Plan (2000 Plan) allowed for the grant of awards in respect of an aggregate of 150,297 shares of the Company's common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards. The 2000 Plan has expired, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2000 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan) up to a specified number of shares.

Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. The 2003 Plan allowed for the grant of awards in respect of an aggregate of 4,336,731 shares of the Company's common stock. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the Internal Revenue Code (IRC), or non-qualified stock options. In October 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Plan, up to a specified number of shares.

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

The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$810	$317
General and administrative	821	295
Total stock-based compensation expense	$1,631	$612

Employee Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Three Months Ended March 31,
	2015	2014
Expected dividend yield	0%	0%
Expected volatility	74%	67%
Risk-free interest rate	1.6% - 2.0%	2.1% - 2.3%
Expected term	6.25 years	6.25 years

The following table summarizes stock option activity under the Plan during the three months ended March 31, 2015:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	3,572,116	$11.40	7.3
Granted	39,975	32.91
Exercised	(105,820)	2.57
Forfeited or expired	(16,618)	17.59
Outstanding, March 31, 2015	3,489,653	11.88	7.2	$68,188
March 31, 2015:
Exercisable	1,697,219	3.80	5.3	46,834
Vested and expected to vest	3,269,812	11.50	7.1	65,120

The weighted-average grant-date fair value of options granted for the three months ended March 31, 2015 was $19.05. The total intrinsic value of options exercised during the three months ended March 31, 2015 was approximately $3.3 million, and the total cash received for options exercised was approximately $0.3 million. The total fair value of shares vested in the three months ended March 31, 2015 was approximately $0.8 million. As of March 31, 2015, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was approximately $18.5 million, which the Company expects to recognize over a weighted-average period of approximately four years.

6. Net Income (Loss) Per Share

Basic income (loss) per common share is determined by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants. 2,719,339 stock options (common stock equivalents) were excluded from the calculation of diluted loss per share allocable to common stockholders for the three months ended March 31, 2014 because their inclusion would have been anti-dilutive.

Basic and diluted income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss) used for calculation of basic and diluted EPS	$45,129	$(3,108)

Denominator:
Weighted average shares outstanding, basic	29,415,768	26,262,356
Effect of dilutive securities:
Stock options and restricted stock units	2,268,406	-
Weighted average shares outstanding, diluted	31,684,174	26,262,356

Net income (loss) per share, basic	$1.53	$(0.12)
Net income (loss) per share, diluted	$1.42	$(0.12)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, (GAAP), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 and our subsequent Quarterly and Current Reports on Forms 10-Q and 8-K.

Overview

We are a biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics for the treatment of cancer, as well as various autoimmune disorders and infectious diseases. We currently have a pipeline of product candidates in human clinical testing, primarily against different types of cancers.  These include two product candidates developed using our proprietary "Fc Optimization" platform, namely margetuximab, an antibody that we are developing for treatment of certain types of metastatic breast cancers and gastroesophageal cancers, and MGA271, an antibody that we believe has the potential for broad impact across a variety of different tumor types through multiple potential mechanisms of action.  In addition, we created a number of product candidates based on our proprietary Dual-Affinity Re-Targeting, or DART®, platform and several of these are currently in, or advancing into, human clinical development.  For example, we initiated human clinical studies with DART product candidates MGD006, in patients with acute myeloid leukemia that is refractory to other known treatments, and MGD007, in patients with colorectal cancer.  We also recently entered into a collaboration with Janssen Biotech, Inc. (Janssen) with respect to MGD011, a DART being developed for treatment of various hematological malignancies, and anticipate that this molecule will start clinical trials in 2015.  We specifically designed these three DART product candidates with the goal of harnessing the power of the immune system to destroy cancerous cells. In contrast, the flexibility of the DART platform has also allowed us to create MGD010, a clinical-stage DART molecule designed to moderate the hyperactivity of the immune system seen in various autoimmune disorders.
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
Key ongoing programs include:
•	Margetuximab is an antibody that targets HER2-expressing tumors, including certain types of breast and gastroesophageal cancers. HER2, or human epidermal growth factor receptor 2, is critical for the growth of many types of tumors. In 2015 we plan to commence a Phase 3 potential registration clinical trial with margetuximab in patients with metastatic breast cancer expressing HER2 who have failed therapy with other HER2 therapeutic agents. We also plan to commence an exploratory Phase 1/2 study combining margetuximab with another therapeutic agent in patients with gastroesophegeal cancer, and we are currently enrolling a Phase 2a clinical trial in patients with lower levels of expressed HER2.
•	MGA271 is an antibody that targets B7-H3, a member of the B7 family of molecules that are involved in immune regulation and that is over-expressed on a wide variety of solid tumor types. We have initiated additional dose expansion cohorts using MGA271 as monotherapy in other tumor types. In 2015, we initiated one clinical study combining MGA271 with ipilimumab and plan to initiate a second study combining MGA271 with another immuno-oncology agent.
•	MGD006 is a DART molecule that recognizes both CD123 and CD3. CD123, the Interleukin-3 receptor alpha chain, is expressed on leukemia and leukemic stem cells, but only at very low levels or not at all on normal hematopoietic stem cells. T cells, which express CD3, can destroy tumor cells. In pre-clinical studies, we have demonstrated the ability of MGD006 to recruit, activate, and expand T cell populations to eliminate leukemia cells. We are currently enrolling and dosing patients in the dose escalation portion of a Phase 1 clinical trial of MGD006.
•	MGD007 is a DART molecule that recognizes both the glycoprotein A33, or gpA33, and CD3. MGD007 has an Fc domain, which allows for extended pharmacokinetic properties and convenient intermittent dosing. gpA33 is expressed on gastrointestinal tumors, including more than 95% of human colon cancers. We have demonstrated that this molecule is able to mediate T cell killing of gpA33-expressing cancer cells and cancer stem-like cells in pre-clinical experiments. We are currently enrolling and dosing patients in the dose escalation portion of a Phase 1 clinical trial of MGD007.
•	MGD010 is a DART molecule designed to address limitations of existing B cell-targeted therapies by binding to the CD32B and CD79B proteins found on human B cells. In pre-clinical studies, this DART molecule modulates the function of human B cells without B cell depletion. In normal conditions, B cells utilize CD32B as one of the key checkpoints or negative regulators to ensure that tolerance to self is maintained and autoimmune disease does not occur. MGD010 is designed to further exploit this mechanism by triggering this inhibitory "immune checkpoint" loop. We believe this molecule preferentially blocks those B cells that are activated to produce the pathogenic antibodies that promote the autoimmune process. We initiated a Phase 1a clinical trial with MGD010 in normal healthy volunteers in the first quarter of 2015.
•	MGD011 is a DART molecule that targets both CD19 and CD3 and is being developed for the treatment of B-cell hematological malignancies. CD19, a lymphocyte-specific marker expressed from early B-lymphocyte development through mature memory B cells, is highly represented in B-cell malignancies. This makes it attractive for targeted interventions. MGD011 is designed to redirect T cells, via their CD3 component, to eliminate CD19-expressing cells found in many hematological malignancies. MGD011 has been engineered to address half-life challenges posed by other programs targeting CD19 and CD3. Under our recent collaboration and license agreement with Janssen, after we submit the Investigational New Drug (IND) application for MGD011, Janssen will develop the product candidate, subject to our options to co-promote the product in the United States and Canada and to invest in later-stage development in exchange for a profit-share. We anticipate that human clinical studies of MGD011 will begin in 2015.
•	MGD009 is a DART molecule that recognizes an undisclosed solid tumor antigen and CD3, and has an Fc domain, which allows for extended pharmacokinetic properties. We have demonstrated that this molecule is able to mediate T cell killing of cancer cells in pre-clinical experiments. We expect to submit an IND for MGD009 in 2015. We retain worldwide development and commercialization rights to this molecule.
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical studies and conducting clinical trials. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the private placements of convertible preferred stock, the public offerings of our common stock, collaborations, and government grants and contracts. Prior to our Initial Public Offering (IPO), we received approximately $151.3 million from the sale of convertible preferred stock and warrants.  We raised $83.8 million net of expenses in October 2013 through the sale of common stock in connection with our IPO and exercise by the underwriters of their over-allotment option.  We raised an additional $76.7 million net of expenses through a follow-on public offering of our common stock and full exercise by the underwriters of their over-allotment option in February 2014.  In addition, we have received significant capital from our collaborators in the form of equity investments, upfront fees, milestone payments, annual maintenance payments and license option fees as well as reimbursement payments through our collaborations and government grants and contracts. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents as of March 31, 2015, combined with other collaboration payments we anticipate receiving, will enable us to fund our operations into 2018, assuming all of our collaboration programs advance as currently contemplated.
Through March 31, 2015, we had an accumulated deficit of $168.9 million.  We expect that over the next several years we will increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.
Strategic Collaborations and Licenses
We have entered into several strategic collaborations which provide us with significant additional funding in order to continue development of our pipeline and to extend our technology platforms and on-going programs. Our collaborations have allowed us to accelerate the progress of our on-going pre-clinical and clinical stage programs.  Our most significant strategic collaborations include the following:
•
Janssen. In December 2014, we entered into a collaboration and license agreement with Janssen for the development and commercialization of MGD011, a product candidate that incorporates our proprietary DART technology to simultaneously target CD19 and CD3 for the potential treatment of B-cell malignancies.  We contemporaneously entered into a stock purchase agreement and investor agreement, each with Johnson & Johnson Innovation – JJDC, Inc. (JJDC), under which JJDC agreed to purchase 1,923,077 new shares of our common stock at a price of $39.00 per share, representing proceeds of $75.0 million.  The effectiveness of these agreements was subject to the early termination or expiration of any applicable waiting periods under Hart-Scott-Rodino Antitrust Improvements Act of 1976, which occurred in January 2015.  Upon closing, we received a $50.0 million upfront payment from Janssen as well as the $75.0 million investment in our common stock from JJDC.  Janssen became fully responsible for developing MGD011 following submission of the IND, which was completed in March 2015. Assuming successful development and commercialization, we could receive up to an additional $575.0 million in clinical, regulatory and commercialization milestone payments. We may elect to fund a portion of late-stage clinical development in exchange for a profit share in the U.S. and Canada.  If commercialized, we would be eligible to receive double-digit royalties on any global net sales and have the option to co-promote the molecule with Janssen in the U.S.

•	Takeda. In May 2014, we entered into a license and option agreement with Takeda Pharmaceutical Company Limited (Takeda) for the development and commercialization of MGD010, a product candidate that incorporates our proprietary DART technology to simultaneously engage CD32B and CD79B, which are two B-cell surface proteins. Upon execution of the agreement, Takeda made a non-refundable payment of $15.0 million to us. Takeda has an option to obtain an exclusive worldwide license for MGD010 following the completion of a pre-defined Phase 1a study. We initiated clinical testing of MGD010 for the treatment of autoimmune disorders in March 2015, which resulted in a $3.0 million milestone payment from Takeda. If Takeda exercises its option, it will assume responsibility for future development and pay us a license option fee of $15.0 million. Assuming successful development and commercialization of MGD010, we are eligible to receive up to an additional $468.5 million in development, regulatory and sales milestone payments. If commercialized, we would receive double-digit royalties on any global net sales and have the option to co-promote MGD010 with Takeda in the United States. Finally, we may elect to fund a portion of Phase 3 clinical development in exchange for a North American profit share.
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
•
Servier. In November 2011, we entered into a collaboration agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) under which we granted Servier an option to obtain an exclusive license to develop and commercialize MGA271 in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. Through March 31, 2015, we have received a $20.0 million option grant fee and a $10.0 million milestone payment. We may be eligible to receive up to approximately $415.0 million in license fees and clinical, development, regulatory and sales milestone payments. In the event Servier exercises its option, Servier must pay a license fee, which we estimate to be $30.0 million, based on the number of different indications represented within the Phase 1 patient population.

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
In February 2014, Servier exercised its option to develop and commercialize MGD006, for which we received a $15.0 million license option fee.  We also received two $5.0 million milestone payments from Servier in connection with the IND applications for MGD006 and MGD007 clearing their respective 30-day review periods by the U.S. Food and Drug Administration (FDA).
Additionally, under both agreements, and assuming exercise of the applicable options, Servier may share Phase 2 and Phase 3 development costs and would be obligated to pay us low double digit to mid-teen royalties on product sales in its territories.
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

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the three months ended March 31, 2015.

Results of Operations

Research and Development Revenue

The following represents a comparison of our research and development revenue for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase/(Decrease)
	2015	2014
	(dollars in millions)

Revenue from collaborative research	$71.1	$14.4	$56.7	395%
Grant revenue	0.1	0.3	(0.2)	(70)%
Total revenue	$71.2	$14.7	$56.5	385%

The increase in collaboration revenue of $56.7 million for the three months ended March 31, 2015 compared to the same period in 2014 is primarily due to the $62.3 million in revenue recognized under the Janssen agreement and $4.3 million in revenue recognized under the Takeda agreement, including a $3.0 million milestone payment, in the first quarter of 2015.  Neither of these agreements were in place during the first quarter of 2014.  These increases are partially offset by decreases in revenue from Gilead as the related development period has ended and a decrease in revenue related to Servier because the first quarter of 2014 included a $5.0 million milestone.

Research and Development Expense

The following represents a comparison of our research and development expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase/(Decrease)
	2015	2014
	(dollars in millions)

Margetuximab	$8.8	$4.4	$4.4	100%
MGA271	2.4	2.4	-	0%
MGD006	0.7	1.0	(0.3)	(30%)
MGD007	0.6	0.9	(0.3)	(33%)
MGD010	2.2	0.9	1.3	144%
MGD011	1.0	0.7	0.3	43%
Other pre-clinical and clinical programs, collectively	5.8	4.3	1.5	35%
Total research and development expense	$21.5	$14.6	$6.9	47%

During the three months ended March 31, 2015, our research and development expense increased by $6.9 million compared to the same period in 2014. This increase was due primarily to preparations for the margetuximab Phase 3 study, preparations for the MGD010 Phase 1 study and increased activity to prepare the IND for MGD009.

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase/(Decrease)
	2015	2014
	(dollars in millions)

General and administrative expense	$4.7	$3.3	$1.4	42%

General and administrative expense increased for the three months ended March 31, 2015 by $1.4 million compared to the same period in 2014 primarily due to an increase in stock-based compensation expense, labor costs and information technology-related expenses.

Cash Flows

The following table represents a summary of our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)

Net cash provided by (used in):
Operating activities	$43.6	$5.9
Investing activities	(1.0)	(0.4)
Financing activities	62.9	76.8
Net increase in cash and cash equivalents	$105.5	$82.2

Operating Activities

Net cash provided by operating activities reflects, among other things, revenue generated from our collaboration arrangements offset by amounts used to fund our clinical trials and pre-clinical activities. The increase in net cash provided by operating activities during the three months ended March 31, 2015, compared to the same period in 2014, was primarily due to the $62.3 million of revenue recognized under the Janssen agreements partially offset by increased research and development expenses.

Investing Activities

Net cash used in investing activities was primarily due to the acquisition of additional lab equipment needed to further our research and development activities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 includes approximately $62.7 million from JJDC's purchase of common stock plus cash from stock option exercises. Net cash provided by financing activities for the three months ended March 31, 2014 includes net proceeds from our follow-on equity offering of approximately $76.7 million plus cash from stock option exercises.

Liquidity and Capital Resources

We have financed our operations primarily through the private placements of convertible preferred stock, the public offerings of our common stock, upfront fees, milestone payments, annual maintenance payments and license option fees from collaborators and reimbursement through government grants and contracts. As of March 31, 2015, we had $263.1 million in cash and cash equivalents.

In addition to our existing cash and cash equivalents, we are eligible to continue to receive reimbursement from our collaborators for research and development services rendered, additional milestone and opt-in payments and grant revenue. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and pre-clinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents as of March 31, 2015, combined with the collaboration payments we anticipate receiving, will enable us to fund or operations into 2018, assuming all of our programs advance as currently contemplated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. Our primary exposure to market risk is related to changes in interest rates. Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments. As of March 31, 2015, we had cash and cash equivalents of $263.1 million, of which $26.0 million was invested in money market funds and the remainder was in our corporate operating account. We do not believe that our cash and cash equivalents have significant risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting has occurred during the quarterly period ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See also, "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On December 19, 2014, we entered into a stock purchase agreement with Johnson and Johnson Innovation – JJDC, Inc. Pursuant to this stock purchase agreement, on January 27, 2015, we settled our sale of an aggregate of 1,923,077 shares of common stock at a purchase price of $39.00 per share for a total of $75.0 million. This sale was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We paid no underwriting discounts or commissions in connection with this sale and a copy of the stock purchase agreement is filed as Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 3, 2015.

Use of Proceeds from Registered Securities

In October 2013, we issued and sold 5,750,000 shares of our common stock in our underwritten initial public offering, or IPO, including 750,000 shares of common stock sold pursuant to the underwriters' exercise of their option to purchase additional shares, at a purchase price of $16.00 per share, for aggregate gross proceeds of $92.0 million and aggregate proceeds of $83.8 million (net of expenses and deferred financing costs). All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-190994), which was declared effective by the SEC on October 9, 2013.  As of March 31, 2015, we have used funds in excess of the net offering proceeds to fund research and development to advance our pipeline of preclinical and clinical product candidates and build our technology platforms and for working capital and general corporate purposes.

Item 6.	Exhibits

10.1+	Employment Agreement between the Company and Atul Saran

10.2+	Form of Restricted Stock Units Grant Notice

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

________________________

+ Indicates management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACROGENICS, INC.

	BY:	/s/ Scott Koenig
Scott Koenig, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ James Karrels
James Karrels
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 6, 2015

EXHIBIT INDEX

Exhibit Page Number

10.1+	Employment Agreement between the Company and Atul Saran

10.2+	Form of Restricted Stock Units Grant Notice

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

___________________________

+  Indicates management or compensatory plan.