Form 10-K/A
period 2014-12-31
MACROGENICS INC
filed 2015-06-05
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______ to________
Commission File Number 001-36112

MACROGENICS, INC.
(Exact name of registrant)

Delaware	06-1591613
(State of organization)	(I.R.S. Employer Identification Number)
9640 Medical Center Drive, Rockville, Maryland 20850
(Address of principal executive offices and zip code)
(301) 251-5172
(Registrant's telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
The aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $437,213,185 based on the closing price of the registrant's common stock on the NASDAQ Global Select Market on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
The number of shares of the registrant's common stock outstanding on February 27, 2015 was 29,968,476.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
MacroGenics, Inc. is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this "Amendment") to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the "SEC") on March 3, 2015 (the "Form 10-K"). This Amendment is being filed for the sole purpose of re-filing revised redacted versions of Exhibits 4.3  titled "Investor Agreement by and between Johnson and Johnson Innovation-JJDC, Inc. and the Company, dated  December 19, 2014," and 10.25 titled "Collaboration and License Agreement by and between Janssen Biotech, Inc. and the Company, dated December  19, 2014," reflecting changes to our confidential treatment request with respect to certain portions of the exhibits. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits hereto.
No other changes have been made to the Form 10-K or any other exhibits. This Amendment speaks as of the filing date of the Form 10-K and does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROGENICS, INC.

	BY:	/s/ Scott Koenig
Scott Koenig, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ James Karrels
James Karrels
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: June 5, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.3*	Investor Agreement by and between Johnson and Johnson Innovation-JJDC, Inc. and the Company, dated December 19, 2014					X

10.25*	Collaboration and License Agreement by and between Janssen Biotech, Inc. and the Company, dated December 19, 2014.					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

*	Confidential treatment has been requested with respect to certain portions of this exhibit.