Form 10-Q
period 2015-06-30
MACROGENICS INC
filed 2015-08-05
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 34,195,641 shares.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, including, without limitation, our examination of historical operating trends, within the meaning of federal securities laws. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as "subject to", "believe", "anticipate", "plan", "expect", "intend", "estimate", "project", "may", "will", "should", "would", "could", "can", the negatives thereof, variations thereon and similar expressions, or by discussions of strategy.

All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•	our plans to develop and commercialize our clinical product candidates and the progress of our product development efforts;

•	our intended use of our platforms and our technology expertise;

•	our ongoing and planned clinical trials, including the timing of initiation of and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to enter into new collaborations or to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization and marketing capabilities and strategy;

•	the build-out, qualification and operation of our manufacturing facilities, including the scale and production of clinical trial and potentially commercial materials;

•	significant competition in our industry;

•	costs of litigation and the failure to successfully defend lawsuits and other claims against us;

•	economic, political and other risks associated with our international operations;

•	our ability to receive research funding and achieve anticipated milestones under our collaborations;

•	our intellectual property position;

•	costs of compliance and our failure to comply with new and existing governmental regulations including, but not limited to, tax regulations;

•	loss or retirement of key members of management;

•	failure to successfully execute our growth strategy, including any delays in our planned future growth; and

•	our failure to maintain effective internal controls.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$235,027	$157,591
Accounts receivable	4,334	2,935
Prepaid expenses	3,066	4,211
Total current assets	242,427	164,737
Restricted cash	300	300
Property and equipment, net	9,412	6,785
Other assets	2,064	2,064
Total assets	$254,203	$173,886

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,853	$1,669
Accrued expenses	8,305	7,930
Lease exit liability	1,898	1,642
Deferred revenue	10,186	14,248
Other liabilities	1,605	1,605
Total current liabilities	23,847	27,094
Lease exit liability, net of current portion	3,725	6,364
Deferred rent liability	2,220	2,670
Deferred revenue, net of current portion	12,722	16,472
Total liabilities	42,514	52,600
Stockholders' equity:
Common stock, $0.01 par value – 125,000,000 shares authorized, 30,123,407 and 27,995,638 shares outstanding at June 30, 2015 and December 31, 2014, respectively	301	280
Treasury stock, at cost; no shares at June 30, 2015 and 865 shares at December 31, 2014	—	(19)
Additional paid-in capital	401,681	335,071
Accumulated deficit	(190,293)	(214,046)
Total stockholders' equity	211,689	121,286
Total liabilities and stockholders' equity	$254,203	$173,886

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Revenue from collaborative research	$5,598	$9,202	$76,763	$23,603
Grant revenue	1,118	18	1,232	336
Total revenues	6,716	9,220	77,995	23,939
Costs and expenses:
Research and development	22,660	17,335	44,124	31,904
General and administrative	5,346	4,145	10,029	7,403
Total costs and expenses	28,006	21,480	54,153	39,307
Income (loss) from operations	(21,290)	(12,260)	23,842	(15,368)
Other income (expense)	(86)	1	(89)	1
Net comprehensive income (loss)	$(21,376)	$(12,259)	$23,753	$(15,367)
Basic net income (loss) per common share	$(0.71)	$(0.44)	$0.80	$(0.57)
Diluted net income (loss) per common share	$(0.71)	$(0.44)	$0.75	$(0.57)
Basic weighted average common shares outstanding	30,059,329	27,651,297	29,739,326	26,960,664
Diluted weighted average common shares outstanding	30,059,329	27,651,297	31,797,332	26,960,664

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$23,753	$(15,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	1,182	835
Share-based compensation	3,533	1,393
Changes in operating assets and liabilities:
Accounts receivable	(1,399)	(641)
Prepaid expenses	1,145	(1,128)
Other assets	—	(229)
Accounts payable	184	808
Accrued expenses	375	(274)
Lease exit liability	(2,383)	(703)
Deferred revenue	(7,812)	17,193
Deferred rent	(450)	(151)
Net cash provided by operating activities	18,128	1,736
Cash flows from investing activities
Purchases of property and equipment	(3,809)	(1,242)
Net cash used in investing activities	(3,809)	(1,242)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	62,692	76,733
Proceeds from stock option exercises	425	306
Net cash provided by financing activities	63,117	77,039
Net change in cash and cash equivalents	77,436	77,533
Cash and cash equivalents at beginning of period	157,591	116,481
Cash and cash equivalents at end of period	$235,027	$194,014

See accompanying notes.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation and Recently Issued Accounting Standards

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09).  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB voted for a one-year deferral of the effective date of the standard to annual reporting periods beginning after December 15, 2017, with an option that would permit companies to adopt the standard as early as the original effective date for annual reporting periods after December 15, 2016. Early adoption prior to the original effective date is not permitted. The new standard may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. In addition, the FASB is contemplating making additional changes to certain elements of the new standard. Management is currently assessing the impact the adoption of ASU 2014-09, as amended, will have on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05).  ASU 2015-05 clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company has not elected early adoption and management is evaluating the impact of the provisions of ASU 2015-05 on its consolidated financial statements.

2. Fair Value of Financial Instruments

The fair market values of the financial instruments included in the financial statements, which include cash equivalents and money market accounts, approximate their carrying values at June 30, 2015 due to their short-term maturities. The Company accounts for recurring and non-recurring fair value measurements in accordance with FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

Financial assets and liabilities subject to fair value measurements were as follows (in thousands):

	Fair Value Measurements at June 30, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$208,981	$208,981	$—	$—
Money market funds	26,046	26,046	—	—
Restricted cash	300	300	—	—
Total Assets	$235,327	$235,327	$—	$—

	Fair Value Measurements at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$131,545	$131,545	$—	$—
Money market funds	26,046	26,046	—	—
Restricted cash	300	300	—	—
Total Assets	$157,891	$157,891	$—	$—

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

Changes in the lease exit liability are as follows (in thousands):

Accrual balance at December 31, 2014	$8,006
Principal payments	(2,383)
Accrual balance at June 30, 2015	$5,623

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

Any contingent consideration would be accounted for as additional purchase price and recorded as incremental in-process research and development expense when and if it is deemed probable that the contingencies will be attained. No such payments were made during the three and six months ended June 30, 2015 and 2014.

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
Under the collaboration and license agreement, the Company granted an exclusive license to Janssen to develop and commercialize MGD011. Following the Company's submission of the Investigational New Drug (IND) application, Janssen became fully responsible for the development and commercialization of MGD011.   Assuming successful development and commercialization, the Company could receive up to an additional $205.0 million in clinical milestone payments, $220.0 million in regulatory milestone payments and $150.0 million in commercialization milestone payments. The Company determined that each potential future clinical, development, and regulatory milestone is substantive.  Although the sales milestones are not considered substantive, they will be recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time.  The Company may elect to fund a portion of late-stage clinical development in exchange for a profit share in the U.S. and Canada. If commercialized, the Company would be eligible to receive double-digit royalties on any global net sales and has the option to co-promote the molecule with Janssen in the United States.
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
The Company evaluated the stock purchase agreement and the collaboration and license agreement as one arrangement and determined that the stock purchase price of $39.00 per share exceeded the fair value of the common stock by $12.3 million. This excess was recognized in the same manner as the upfront payment.  Of the total arrangement consideration of $125.0 million, the Company allocated $62.7 million to equity (representing the fair value of common stock purchased), $62.3 million to the license and pre-clinical research and development activities, and a de minimis amount to the ongoing research and development activities.  The Company submitted the IND and therefore met its performance obligation during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company recognized revenues of approximately $62.3 million under the agreement. No revenue was recognized during the three months ended June 30, 2015.

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

The Company recognized revenue of approximately $1.2 million and $0.4 million during the three months ended June 30, 2015 and 2014, respectively, under the MGD010 agreement.  The Company recognized revenue of approximately $5.5 million and $0.4 million under the MGD010 agreement during the six months ended June 30, 2015 and 2014, respectively, including a $3.0 million milestone payment received upon initiation of a Phase 1a trial of MGD010 during the six months ended June 30, 2015.   At June 30, 2015, $4.6 million of revenue was deferred under this agreement, all of which was current.  At December 31, 2014, $7.1 million of revenue was deferred under this agreement, $5.0 million of which was current and $2.1 million of which was non-current.

In September 2014, the Company and Takeda executed a research collaboration and license option agreement, which formalized the license for the initial research compound contemplated in the May 2014 arrangement. Under the terms of the agreement, Takeda may identify up to three additional compounds, which will be subject to separate research and development plans. The Company determined that it could recognize the entire license fee as (1) the executed contract constituted persuasive evidence of an arrangement, (2) the delivery of the license occurred and the Company had no current or future performance obligations, (3) the total consideration for the license was fixed and known at the time of its execution and there were not any extended payment terms or rights of return, and (4) the cash was received.  The Company is also entitled to receive reimbursement for research and development services provided to Takeda with respect to the initial research compound under a separate research plan.  During the three and six months ended June 30, 2015, the Company recognized $0.4 million and $0.7 million, respectively, in revenue related to the reimbursement of these research and development services.

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

During the three months ended June 30, 2015 and 2014, the Company recognized revenue of $21,000 and $0.2 million, respectively, under this agreement. During the six months ended June 30, 2015 and 2014, the Company recognized revenue of $0.1 million and $0.4 million, respectively, under this agreement. At June 30, 2015 and December 31, 2014, $14,000 and $0.1 million of revenue remained deferred under this agreement, respectively, all of which was current.

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

During the six months ended June 30, 2014, Servier exercised its exclusive option to develop and commercialize MGD006. As a result of the exercise, the Company received a $15.0 million payment from Servier for its license to develop and commercialize MGD006 in its territories. Upon exercise of the option, the Company evaluated its performance obligations with respect to the license for MGD006. The Company's substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company's technical expertise and committee participation. As such, the $15.0 million license fee was deferred and is being recognized ratably over a period of 82 months, which represents the expected development period for MGD006. In accordance with the agreement, the Company and Servier will share costs incurred to develop MGD006. Reimbursement of research and development expenses received in connection with this collaborative cost-sharing agreement is recorded as a reduction to research and development expense. During the three and six months ended June 30, 2015, the Company recorded approximately $0.2 million and $0.5 million, respectively, as an offset to research and development costs under this collaboration arrangement, and has recorded a corresponding collaboration receivable, which is included in accounts receivable on the consolidated balance sheet.  No such offset to research and development costs was recorded during the three and six months ended June 30, 2014.

The Company recognized revenue of $1.0 million and $2.7 million during the three months ended June 30, 2015 and 2014, respectively, under this agreement. The Company recognized revenue of $1.8 million and $10.0 million during the six months ended June 30, 2015 and 2014, respectively, under this agreement. Revenue during the six months ended June 30, 2014 includes the $5.0 million payment from Servier upon the achievement of a clinical milestone related to the IND application for MGD006 clearing the 30-day review period by the U.S. Food and Drug Administration (FDA).  No milestones were recognized under this agreement during the three and six months ended June 30, 2015.

At June 30, 2015, $16.0 million of revenue was deferred under this agreement, $3.3 million of which was current and $12.7 million of which was non-current. At December 31, 2014, $17.7 million of revenue was deferred under this agreement, $3.3 million of which was current and $14.4 million of which was non-current.

Boehringer Ingelheim International GmbH

In October 2010, the Company entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH (Boehringer) to discover, develop and commercialize up to ten DART-based molecules which span multiple therapeutic areas. Under the terms of the agreement, the Company granted Boehringer an exclusive, worldwide, royalty-bearing license under its intellectual property to research, develop, and market DARTs generated under the agreement throughout the world.

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

The Company recognized revenues of approximately $2.6 million and $3.0 million during the three months ended June 30, 2015 and 2014, respectively.  The Company recognized revenues of approximately $5.2 million and $6.0 million during the six months ended June 30, 2015 and 2014, respectively.  At June 30, 2015, $2.3 million of revenue was deferred under this agreement, all of which was current. At December 31, 2014, $5.8 million of revenue was deferred under this agreement, all of which was current.

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

The initial $1.0 million upfront payment received by the Company upon execution of the original agreement is non-refundable; as such, there is no right of return for the license. Therefore, the upfront license fee and participation on the joint steering committee were treated as a combined unit of accounting and will be recognized over the term of the agreement through June 2020. Further, due to the fact the research and development services are not deemed to have stand-alone value, revenue for those services should be recognized over the entire term of the agreement (through June 2020). As a result of reassessing the arrangement in accordance with ASC 605-25, the Company was required to record an adjustment on the date of the material modification to reflect the revenue that would have resulted had the entity applied the requirements of ASC 605-25 from the inception of the agreement. As a result, the Company recorded an additional $1.3 million of revenue during the six months ended June 30, 2014.

The Company recognized revenues of approximately $0.1 million under this agreement during the each of the three month periods ended June 30, 2015 and 2014.  The Company recognized revenues of approximately $0.2 million and $1.5 million under this agreement during the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015 and December 31, 2014, there was $0.8 million and $0.5 million in unbilled receivables under this agreement, which is included in other assets on the consolidated balance sheet.

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

The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$881	$365	$1,691	$682
General and administrative	1,021	416	1,842	711
Total stock-based compensation expense	$1,902	$781	$3,533	$1,393

Employee Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Six Months Ended June 30,
	2015	2014
Expected dividend yield	0%	0%
Expected volatility	74%	67%
Risk-free interest rate	1.6% - 2.1%	2.1% - 2.3%
Expected term	6.25 years	6.25 years

The following table summarizes stock option activity under the Plan during the six months ended June 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	3,572,116	$11.40	7.3
Granted	137,388	32.17
Exercised	(205,617)	2.26
Forfeited or expired	(19,425)	18.25
Outstanding, June 30, 2015	3,484,462	12.72	7.1	$87,994
June 30, 2015:
Exercisable	1,804,814	5.56	5.6	58,488
Vested and expected to vest	3,272,505	12.35	7.0	83,835

The weighted-average grant-date fair value of options granted for the six months ended June 30, 2015 was $21.47. The total intrinsic value of options exercised during the six months ended June 30, 2015 was approximately $6.5 million, and the total cash received for options exercised was approximately $0.4 million. The total fair value of shares vested in the six months ended June 30, 2015 was approximately $3.3 million. As of June 30, 2015, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was approximately $18.7 million, which the Company expects to recognize over a weighted-average period of approximately three years.

6. Net Income (Loss) Per Share

Basic income (loss) per common share is determined by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants. 2,020,204 and 2,270,771 stock options (common stock equivalents) were excluded from the calculation of diluted loss per share for the three months ended June 30, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive. 738,882 and  2,376,747 stock options were excluded from the calculation of diluted loss per share for the six months ended June 30, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.

Basic and diluted income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) used for calculation of basic and diluted EPS	$(21,376)	$(12,259)	$23,753	$(15,367)

Denominator:
Weighted average shares outstanding, basic	30,059,329	27,651,297	29,739,326	26,960,664
Effect of dilutive securities:
Stock options and restricted stock units	-	-	2,058,006	-
Weighted average shares outstanding, diluted	30,059,329	27,651,297	31,797,332	26,960,664

Net income (loss) per share, basic	$(0.71)	$(0.44)	$0.80	$(0.57)
Net income (loss) per share, diluted	$(0.71)	$(0.44)	$0.75	$(0.57)

7. Subsequent Events

In July 2015, the Company completed a public offering in which the Company sold 3,525,000 shares of its common stock at a price of $37.00 per share.  Additionally, the underwriters of the offering exercised their option to purchase additional shares, resulting in the sale of an additional 528,750 shares of the Company's common stock at a price of $37.00 per share.  The Company received proceeds of approximately $141.0 million from this offering, net of underwriting discounts, commissions and other estimated offering expenses.

Janssen is developing MGD011 pursuant to the collaboration agreement executed in December 2014 (see Note 4 for additional information). Janssen dosed the first patient in an open-label Phase 1 study in late July 2015, which triggered a $10.0 million milestone payment due to the Company.

In July 2015, the Company executed a seven year lease for additional space that the Company intends to use as mixed-use office, laboratory and manufacturing space.  The lease includes future minimum lease payments of $14.6 million. Execution of the lease also entitled the Company to an assignment fee from the former tenant and a tenant improvement allowance from the landlord totaling $5.1 million.

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

Overview

We are a biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics for the treatment of cancer, as well as various autoimmune disorders and infectious diseases. We currently have a pipeline of product candidates in human clinical testing, primarily against different types of cancers.  These include two product candidates developed using our proprietary "Fc Optimization" platform, namely margetuximab, an antibody that we are developing for treatment of certain types of metastatic breast cancers and gastroesophageal cancers, and MGA271, an antibody that we believe has the potential for broad impact across a variety of different tumor types through multiple potential mechanisms of action.  In addition, we created a number of product candidates based on our proprietary Dual-Affinity Re-Targeting, or DART®, platform and several of these are currently in, or advancing into, human clinical development.  For example, we initiated human clinical studies with DART product candidates MGD006, in patients with acute myeloid leukemia that is refractory to other known treatments, and MGD007, in patients with colorectal cancer.  We also entered into a collaboration with Janssen Biotech, Inc. (Janssen) with respect to MGD011, a DART being developed for treatment of various hematological malignancies, and Janssen dosed the first patient in an open-label Phase 1 study in July 2015.  We specifically designed these three DART product candidates with the goal of harnessing the power of the immune system to destroy cancerous cells. In contrast, the flexibility of the DART platform has also allowed us to create MGD010, a clinical-stage DART molecule designed to moderate the hyperactivity of the immune system seen in various autoimmune disorders.
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
Key ongoing programs include:
•	Margetuximab is an antibody that targets HER2-expressing tumors, including certain types of breast and gastroesophageal cancers. HER2, or human epidermal growth factor receptor 2, is critical for the growth of many types of tumors. In July 2015, we enrolled the first patient in a Phase 3 potential registration clinical trial with margetuximab in patients with metastatic breast cancer expressing HER2 who have failed therapy with other HER2 therapeutic agents. We also plan to commence an exploratory Phase 1/2 study combining margetuximab with another therapeutic agent in patients with gastroesophageal cancer, and we are currently enrolling a Phase 2a clinical trial in patients with lower levels of expressed HER2.
•	MGA271 is an antibody that targets B7-H3, a member of the B7 family of molecules that are involved in immune regulation and that is over-expressed on a wide variety of solid tumor types. We have initiated additional dose expansion cohorts using MGA271 as monotherapy in other tumor types. In addition, we initiated a clinical study combining MGA271 with ipilimumab during the six months ended June 30, 2015 and plan to initiate a second study combining MGA271 with pembrolizumab in the third quarter of 2015.
•	MGD006 is a DART molecule that recognizes both CD123 and CD3. CD123, the Interleukin-3 receptor alpha chain, is expressed on leukemia and leukemic stem cells, but only at very low levels or not at all on normal hematopoietic stem cells. T cells, which express CD3, can destroy tumor cells. In pre-clinical studies, we have demonstrated the ability of MGD006 to recruit, activate, and expand T cell populations to eliminate leukemia cells. We are currently enrolling and dosing patients in the dose escalation portion of a Phase 1 clinical trial of MGD006.
•	MGD007 is a DART molecule that recognizes both the glycoprotein A33, or gpA33, and CD3. MGD007 has an Fc domain, which allows for extended pharmacokinetic properties and convenient intermittent dosing. gpA33 is expressed on gastrointestinal tumors, including more than 95% of human colon cancers. We have demonstrated that this molecule is able to mediate T cell killing of gpA33-expressing cancer cells and cancer stem-like cells in pre-clinical experiments. We are currently enrolling and dosing patients in the dose escalation portion of a Phase 1 clinical trial of MGD007.
•	MGD010 is a DART molecule designed to address limitations of existing B cell-targeted therapies by binding to the CD32B and CD79B proteins found on human B cells. In pre-clinical studies, this DART molecule modulates the function of human B cells without B cell depletion. In normal conditions, B cells utilize CD32B as one of the key checkpoints or negative regulators to ensure that tolerance to self is maintained and autoimmune disease does not occur. MGD010 is designed to further exploit this mechanism by triggering this inhibitory "immune checkpoint" loop. We believe this molecule preferentially blocks those B cells that are activated to produce the pathogenic antibodies that promote the autoimmune process. We initiated a Phase 1a clinical trial with MGD010 in normal healthy volunteers in the first quarter of 2015.
•	MGD011 is a DART molecule that targets both CD19 and CD3 and is being developed for the treatment of B-cell hematological malignancies. CD19, a lymphocyte-specific marker expressed from early B-lymphocyte development through mature memory B cells, is highly represented in B-cell malignancies. This makes it attractive for targeted interventions. MGD011 is designed to redirect T cells, via their CD3 component, to eliminate CD19-expressing cells found in many hematological malignancies. MGD011 has been engineered to address half-life challenges posed by other programs targeting CD19 and CD3. Under our collaboration and license agreement with Janssen, we submitted the Investigational New Drug (IND) application for MGD011. Janssen is developing the product candidate, subject to our options to co-promote the product in the United States and Canada and to invest in later-stage development in exchange for a profit-share, and initiated an open-label Phase 1 study in July 2015.
•	MGD009 is a DART molecule that recognizes an undisclosed solid tumor antigen and CD3, and has an Fc domain, which allows for extended pharmacokinetic properties. We have demonstrated that this molecule is able to mediate T cell killing of cancer cells in pre-clinical experiments. We plan to initiate clinical testing of MGD009 by the end of 2015. We retain worldwide development and commercialization rights to this molecule.
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical studies and conducting clinical trials. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the private placements of convertible preferred stock, the public offerings of our common stock, collaborations, and government grants and contracts. Prior to our Initial Public Offering (IPO), we received approximately $151.3 million from the sale of convertible preferred stock and warrants.  We raised $83.8 million net of expenses in October 2013 through the sale of common stock in connection with our IPO and exercise by the underwriters of their over-allotment option.  We raised an additional $76.7 million and approximately $141.0 million net of expenses through public offerings of our common stock and full exercise by the underwriters of their option to purchase additional shares in February 2014 and July 2015, respectively.  In addition, we have received significant capital from our collaborators in the form of equity investments, upfront fees, milestone payments, annual maintenance payments and license option fees as well as reimbursement payments through our collaborations and government grants and contracts. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents as of June 30, 2015, combined with the net proceeds from our July 2015 equity offering and collaboration payments we anticipate receiving, will enable us to fund our operations into 2018, assuming all of our collaboration programs advance as currently contemplated.
Through June 30, 2015, we had an accumulated deficit of $190.3 million.  We expect that over the next several years we will increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.
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
•
Servier. In November 2011, we entered into a collaboration agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) under which we granted Servier an option to obtain an exclusive license to develop and commercialize MGA271 in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. Through June 30, 2015, we have received a $20.0 million option grant fee and a $10.0 million milestone payment. We may be eligible to receive up to approximately $415.0 million in license fees and clinical, development, regulatory and sales milestone payments. In the event Servier exercises its option, Servier must pay a license fee, which we estimate to be $30.0 million, based on the number of different indications represented within the Phase 1 patient population.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the three months ended June 30, 2015.

Results of Operations

Research and Development Revenue

The following represents a comparison of our research and development revenue for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase/(Decrease)
	2015	2014
	(dollars in millions)

Revenue from collaborative research	$5.6	$9.2	$(3.6)	(39%)
Grant revenue	1.1	-	1.1	NA
Total revenue	$6.7	$9.2	$(2.5)	(27)%

	Six Months Ended June 30,		Increase/(Decrease)
	2015	2014
	(dollars in millions)

Revenue from collaborative research	$76.8	$23.6	$53.2	225%
Grant revenue	1.2	0.3	0.9	300%
Total revenue	$78.0	$23.9	$54.1	226%

The decrease in collaboration revenue of $3.6 million for the three months ended June 30, 2015 compared to the same period in 2014 is primarily due to a decrease in revenue from Gilead as the development period ended and a decrease in revenue recognition related to the Servier MGA271 agreement as the estimated development period, and therefore the revenue recognition period of previously deferred revenues, was extended.  The increase in collaboration revenue of $53.2 million for the six months ended June 30, 2015 compared to the same period in 2014 is due primarily to the $62.3 million in revenue recognized under the Janssen agreement and $6.2 million in revenue recognized under the Takeda agreement, including a $3.0 million milestone payment, in 2015.  Neither of these agreements were in place during the first half of 2014.  These increases are partially offset by decreases in revenue from Gilead and Servier as described above, and a decrease in revenue related to the Green Cross amendment and related accounting adjustment of $1.3 million in 2014 (see Note 4 to the financial statements for additional information).

Research and Development Expense

The following represents a comparison of our research and development expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase/(Decrease)
	2015	2014
	(dollars in millions)

Margetuximab	$10.7	$3.1	$7.6	245%
MGA271	2.6	5.5	(2.9)	(53%)
MGD006	0.4	1.1	(0.7)	(64%)
MGD007	0.9	1.2	(0.3)	(25%)
MGD010	2.1	0.4	1.7	425%
MGD011	0.4	1.9	(1.5)	(79%)
Other pre-clinical and clinical programs, collectively	5.6	4.1	1.5	37%
Total research and development expense	$22.7	$17.3	$5.4	31%

	Six Months Ended June 30,		Increase/(Decrease)
	2015	2014
	(dollars in millions)

Margetuximab	$19.4	$7.6	$11.8	155%
MGA271	5.0	7.9	(2.9)	(37%)
MGD006	1.1	2.1	(1.0)	(48%)
MGD007	1.4	2.2	(0.8)	(36%)
MGD010	4.3	1.3	3.0	231%
MGD011	1.4	2.6	(1.2)	(46%)
Other pre-clinical and clinical programs, collectively	11.5	8.2	3.3	40%
Total research and development expense	$44.1	$31.9	$12.2	38%

During the three and six months ended June 30, 2015, our research and development expense increased by $5.4 million and $12.2 million, respectively, compared to the same periods in 2014. This increase was primarily due to preparations for the margetuximab Phase 3 study, the commencement of the MGD010 Phase 1 study in 2015 and increased activity to prepare the IND for MGD009.  These increases were partially offset by decreases in MGD011 expenses as development was transferred to Janssen after the IND was filed in March 2015.  In addition, there was also a decrease in MGA271 clinical manufacturing costs as more drug product was manufactured during the three and six months ended June 30, 2014 than the same periods in 2015.

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase/(Decrease)
	2015	2014
	(dollars in millions)

General and administrative expense	$5.3	$4.1	$1.2	29%

	Six Months Ended June 30,		Increase/(Decrease)
	2015	2014
	(dollars in millions)

General and administrative expense	$10.0	$7.4	$2.6	35%

General and administrative expense increased for the three and six months ended June 30, 2015 by $1.2 million and $2.6 million, respectively, compared to the same periods in 2014 primarily due to an increase in stock-based compensation expense, labor costs and information technology-related expenses.

Cash Flows

The following table represents a summary of our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(dollars in millions)

Net cash provided by (used in):
Operating activities	$18.1	$1.7
Investing activities	(3.8)	(1.2)
Financing activities	63.1	77.0
Net increase in cash and cash equivalents	$77.4	$77.5

Operating Activities

Net cash provided by operating activities reflects, among other things, revenue generated from our collaboration arrangements offset by amounts used to fund our clinical trials and pre-clinical activities. The increase in net cash provided by operating activities during the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to the $62.3 million of revenue recognized under the Janssen agreements partially offset by increased research and development expenses.

Investing Activities

Net cash used in investing activities was primarily due to the acquisition of additional lab equipment needed to further our research and development activities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 includes approximately $62.7 million from JJDC's purchase of common stock plus cash from stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2014 includes net proceeds from our public offering of approximately $76.7 million plus cash from stock option exercises.

Liquidity and Capital Resources

We have financed our operations primarily through the private placements of convertible preferred stock, the public offerings of our common stock, upfront fees, milestone payments, annual maintenance payments and license option fees from collaborators and reimbursement through government grants and contracts. As of June 30, 2015, we had $235.0 million in cash and cash equivalents.

In July 2015, we completed a public offering in which we sold 3,525,000 shares of common stock at a price of $37.00 per share.  Additionally, the underwriters of the offering exercised their option to purchase additional shares, resulting in the sale of an additional 528,750 shares of our common stock at a price of $37.00 per share.  We received net proceeds of approximately $141.0 million from this offering, net of underwriting discounts and commissions and other estimated offering expenses.

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

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and pre-clinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents as of June 30, 2015, combined with the net proceeds from our July 2015 equity offering and collaboration payments we anticipate receiving, will enable us to fund or operations into 2018, assuming all of our programs advance as currently contemplated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. Our primary exposure to market risk is related to changes in interest rates. Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments. As of June 30, 2015, we had cash and cash equivalents of $235.0 million, of which $26.0 million was invested in money market funds and the remainder was in our corporate operating account. We do not believe that our cash and cash equivalents have significant risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting has occurred during the quarterly period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The following factors, which supplement or update the risk factors set forth in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 may affect our future financial condition and results of operations.  The risks described below are not the only risks we face.  In addition to the risks set forth in our Form 10-K, as supplemented or superseded by the risk factors set forth below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
We intend to design and build a manufacturing facility that could support future commercial production of our product candidates. We have no experience in large-scale or commercial manufacturing, and there can be no assurance that we will be able to build our manufacturing facility or, if built, we will be able to manufacture commercial products.
We intend to expand our manufacturing capacity to support future commercial production and have identified a potential site near our headquarters for this purpose. Although our employees have experience in the manufacturing of pharmaceutical products from prior employment at other companies, we as a company have no prior experience in large-scale or commercial manufacturing. In addition, government approvals would be required for us to operate a manufacturing facility and can be time-consuming to obtain. As a manufacturer of pharmaceutical products, we also would be required to demonstrate and maintain compliance with current Good Manufacturing Practices, or cGMPs, which include requirements related to production processes, quality control and assurance and recordkeeping. Furthermore, establishing commercial manufacturing operations may require a reallocation of other resources, particularly the time and attention of our senior management. Any failure or delay in the development of our commercial manufacturing capabilities could adversely impact the commercialization of our product candidates.
We are obligated to develop and maintain proper and effective internal control over financial reporting. If these internal controls are determined not be effective, investor confidence in our company may be adversely affected and, as a result, the value of our common stock.
We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. We are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting, but as an emerging growth company we have been exempt from the requirement to have our independent accountants attest to our internal control over financial reporting. As of December 31, 2015, we will no longer qualify as an emerging growth company. As a result, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process requires the investment of substantial time and resources, including by members of our senior management, and may divert internal resources and take a significant amount of time and effort to complete. In addition, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.
If it were to be determined that our internal control over financial reporting is not effective, such a shortcoming could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding.

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
(Principal Financial Officer)

Dated: August 5, 2015

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