Form 10-Q
period 2015-09-30
MACROGENICS INC
filed 2015-11-04
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2015, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 34,312,353 shares.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and September 30, 2014 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$365,767	$157,591
Accounts receivable	2,744	2,935
Prepaid expenses	1,984	4,211
Total current assets	370,495	164,737
Restricted cash	—	300
Property and equipment, net	11,530	6,785
Other assets	2,064	2,064
Total assets	$384,089	$173,886

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,541	$1,669
Accrued expenses	9,120	7,930
Lease exit liability	1,958	1,642
Deferred revenue	7,163	14,248
Other liabilities	1,605	1,605
Total current liabilities	22,387	27,094
Lease exit liability, net of current portion	3,215	6,364
Deferred rent liability	7,272	2,670
Deferred revenue, net of current portion	11,889	16,472
Total liabilities	44,763	52,600
Stockholders' equity:
Common stock, $0.01 par value – 125,000,000 shares authorized, 34,248,240 and 27,995,638 shares outstanding at September 30, 2015 and December 31, 2014, respectively	342	280
Treasury stock, at cost; no shares at September 30, 2015 and 865 shares at December 31, 2014	—	(19)
Additional paid-in capital	544,719	335,071
Accumulated deficit	(205,735)	(214,046)
Total stockholders' equity	339,326	121,286
Total liabilities and stockholders' equity	$384,089	$173,886

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Revenue from collaborative research	$14,681	$18,283	$91,444	$41,886
Grant revenue	—	99	1,232	435
Total revenues	14,681	18,382	92,676	42,321
Costs and expenses:
Research and development	24,103	18,632	68,227	50,536
General and administrative	6,021	3,678	16,050	11,081
Total costs and expenses	30,124	22,310	84,277	61,617
Income (loss) from operations	(15,443)	(3,928)	8,399	(19,296)
Other income (expense)	1	—	(88)	1
Net comprehensive income (loss)	$(15,442)	$(3,928)	$8,311	$(19,295)
Basic net income (loss) per common share	$(0.46)	$(0.14)	$0.27	$(0.71)
Diluted net income (loss) per common share	$(0.46)	$(0.14)	$0.25	$(0.71)
Basic weighted average common shares outstanding	33,339,163	27,751,437	30,952,458	27,227,151
Diluted weighted average common shares outstanding	33,339,163	27,751,437	32,960,233	27,227,151

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$8,311	$(19,295)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	1,671	1,317
Share-based compensation	5,631	2,249
Changes in operating assets and liabilities:
Accounts receivable	191	(3,311)
Prepaid expenses	2,227	(1,481)
Restricted cash	300	105
Other assets	—	152
Accounts payable	872	1,219
Accrued expenses	1,190	447
Lease exit liability	(2,833)	(1,067)
Deferred revenue	(11,668)	7,266
Deferred rent	4,602	(196)
Net cash provided by (used in) operating activities	10,494	(12,595)
Cash flows from investing activities
Purchases of property and equipment	(6,417)	(1,914)
Net cash used in investing activities	(6,417)	(1,914)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	203,467	76,733
Proceeds from stock option exercises	632	486
Net cash provided by financing activities	204,099	77,219
Net change in cash and cash equivalents	208,176	62,710
Cash and cash equivalents at beginning of period	157,591	116,481
Cash and cash equivalents at end of period	$365,767	$179,191

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

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05).  ASU 2015-05 clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company has not elected early adoption and management has determined that the provisions of ASU 2015-05 will not have a material impact on its consolidated financial statements.

2. Fair Value of Financial Instruments

The fair market values of the financial instruments included in the financial statements, which include cash equivalents and money market accounts, approximate their carrying values at September 30, 2015 due to their short-term maturities. The Company accounts for recurring and non-recurring fair value measurements in accordance with FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

Financial assets and liabilities subject to fair value measurements were as follows (in thousands):

	Fair Value Measurements at September 30, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$114,721	$114,721	$—	$—
Money market funds	251,046	251,046	—	—
Total Assets	$365,767	$365,767	$—	$—

	Fair Value Measurements at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$131,545	$131,545	$—	$—
Money market funds	26,046	26,046	—	—
Restricted cash	300	300	—	—
Total Assets	$157,891	$157,891	$—	$—

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

Changes in the lease exit liability are as follows (in thousands):

Accrual balance at December 31, 2014	$8,006
Principal payments	(2,833)
Accrual balance at September 30, 2015	$5,173

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

Any contingent consideration would be accounted for as additional purchase price and recorded as incremental in-process research and development expense when and if it is deemed probable that the contingencies will be attained. No such payments were made during the three and nine months ended September 30, 2015 and 2014.

4. Collaboration and OtherAgreements

Janssen Biotech, Inc.
In December 2014, the Company entered into a collaboration and license agreement with Janssen Biotech, Inc. (Janssen) for the development and commercialization of MGD011(also known as JNJ-64052781), a product candidate that incorporates the Company's proprietary Dual-Affinity Re-Targeting (DART®) technology to simultaneously target CD19 and CD3 for the potential treatment of B-cell malignancies. The Company contemporaneously entered into a stock purchase agreement and investor agreement, each with Johnson & Johnson Innovation – JJDC, Inc. (JJDC).  JJDC agreed to purchase 1,923,077 new shares of the Company's common stock at a price of $39.00 per share, representing proceeds of $75.0 million. The effectiveness of these agreements was subject to the early termination or expiration of any applicable waiting periods under Hart-Scott-Rodino Antitrust Improvements Act of 1976.  The waiting period expired in January 2015, at which time the Company received a $50.0 million upfront payment from Janssen and JJDC purchased $75.0 million of the Company's common stock.
Under the collaboration and license agreement, the Company granted an exclusive license to Janssen to develop and commercialize MGD011. Following the Company's submission of the Investigational New Drug (IND) application, Janssen became fully responsible for the development and commercialization of MGD011.   Assuming successful development and commercialization, the Company could receive up to $205.0 million in clinical milestone payments, $220.0 million in regulatory milestone payments and $150.0 million in commercialization milestone payments. The Company determined that each potential future clinical, development, and regulatory milestone is substantive.  Although the sales milestones are not considered substantive, they will be recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time.  The Company may elect to fund a portion of late-stage clinical development in exchange for a profit share in the U.S. and Canada. If commercialized, the Company would be eligible to receive double-digit royalties on any global net sales and has the option to co-promote the molecule with Janssen in the United States.
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
The Company evaluated the stock purchase agreement and the collaboration and license agreement as one arrangement and determined that the stock purchase price of $39.00 per share exceeded the fair value of the common stock by $12.3 million. This excess was recognized in the same manner as the upfront payment.  Of the total arrangement consideration of $125.0 million, the Company allocated $62.7 million to equity (representing the fair value of common stock purchased), $62.3 million to the license and pre-clinical research and development activities, and a de minimis amount to the ongoing research and development activities.  The Company submitted the IND and therefore met its performance obligation during the nine months ended September 30, 2015.

In July 2015, Janssen dosed the first patient in an open-label Phase 1 study of MGD011 which triggered a $10.0 million milestone to the Company.  During the three and nine months ended September 30, 2015, the Company recognized revenues of approximately $10.0 million and $72.3 million, respectively, under the agreement.

Takeda Pharmaceutical Company Limited

In May 2014, the Company entered into a license and option agreement with Takeda Pharmaceutical Company Limited (Takeda) for the development and commercialization of MGD010, a product candidate that incorporates the Company's proprietary DART technology to simultaneously engage CD32B and CD79B, which are two B-cell surface proteins. MGD010 is being developed for the treatment of autoimmune disorders. Upon execution of the agreement, Takeda made a non-refundable payment of $15.0 million to the Company. Takeda has an option to obtain an exclusive worldwide license for MGD010 following the completion of a pre-defined Phase 1a study. The Company will lead all product development activities until that time. If Takeda exercises its option, it will assume responsibility for future development and pay the Company a license fee of $15.0 million. Assuming successful development and commercialization of MGD010, the Company is eligible to receive up to $93.0 million in clinical and regulatory milestone payments and $375.5 million in sales milestone payments. If commercialized, the Company would receive double-digit royalties on any global net sales and has the option to co-promote MGD010 with Takeda in the United States. Finally, the Company may elect to fund a portion of Phase 3 clinical development in exchange for a North American profit share.

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

The Company recognized revenue of approximately $1.3 million during each of the three months ended September 30, 2015 and 2014 under the MGD010 agreement.  The Company recognized revenue of approximately $6.8 million and $1.7 million under the MGD010 agreement during the nine months ended September 30, 2015 and 2014, respectively, including a $3.0 million milestone payment received upon initiation of a Phase 1a trial of MGD010 during the nine months ended September 30, 2015.   At September 30, 2015, $3.3 million of revenue was deferred under this agreement, all of which was current.  At December 31, 2014, $7.1 million of revenue was deferred under this agreement, $5.0 million of which was current and $2.1 million of which was non-current.

In September 2014, the Company and Takeda executed a research collaboration and license option agreement, which formalized the license for the initial research compound contemplated in the May 2014 arrangement. Under the terms of the agreement, Takeda may identify up to three additional compounds, which will be subject to separate research and development plans. The Company determined that it could recognize the entire license fee as (1) the executed contract constituted persuasive evidence of an arrangement, (2) the delivery of the license occurred and the Company had no current or future performance obligations, (3) the total consideration for the license was fixed and known at the time of its execution and there were not any extended payment terms or rights of return, and (4) the cash was received.  The Company is also entitled to receive reimbursement for research and development services provided to Takeda with respect to the initial research compound under a separate research plan.  During the three and nine months ended September 30, 2015, the Company recognized $0.5 million and $1.1 million, respectively, in revenue related to the reimbursement of these research and development services.

Les Laboratoires Servier

In November 2011, the Company entered into a right-to-develop collaboration agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) for the development and commercialization of enoblituzumab (MGA271) in all countries other than the United States, Canada, Mexico, Japan, South Korea and India.

Upon execution of the agreement, Servier made a non-refundable payment of $20.0 million to the Company. The Company is eligible to receive up to $30.0 million in license fees, $47.0 million in clinical milestone payments, $140.0 million in regulatory milestone payments and $208.0 million in sales milestone payments if Servier exercises the option, obtains regulatory approval for and successfully commercializes enoblituzumab. The Company concluded that the license fees are not deliverables at the inception of the arrangement. The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. In the event Servier exercises its option to continue development of enoblituzumab, Servier must pay a license fee. Under this agreement, Servier would be obligated to pay the Company from low double digit to mid-teen royalties on product sales in its territories.

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

During the three months ended September 30, 2015 and 2014, the Company recognized revenue of $14,000 and $0.2 million, respectively, under this agreement. During the nine months ended September 30, 2015 and 2014, the Company recognized revenue of $0.1 million and $0.6 million, respectively, under this agreement. At December 31, 2014, $0.1 million of revenue remained deferred under this agreement, all of which was current.  There was no remaining deferred revenue under this agreement at September 30, 2015.

In September 2012, the Company entered into a second right-to-develop collaboration agreement with Servier and granted it options to obtain three separate exclusive licenses to develop and commercialize DART-based molecules, consisting of those designated by the Company as MGD006 (also known as S80880) and MGD007, as well as a third DART molecule, in all countries other than the United States, Canada, Mexico, Japan, South Korea and India.

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

The Company evaluated the research collaboration agreement with Servier and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company concluded that each option is substantive and that the license fees for each option are not deliverables at the inception of the arrangement and were not issued with a substantial discount. The Company's substantive performance obligations under this research collaboration include an exclusivity clause to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the pre-clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company's technical expertise and committee participation. As such, the initial upfront license payment was deferred and initially recognized ratably over a 29-month period, which represented the expected development period. During 2014, the Company and Servier further refined the research plan related to the three DART molecules and as such, the development period was extended. Based on this revised development period, the Company prospectively adjusted its period of recognition of the upfront payment to a 75-month period.

During the nine months ended September 30, 2014, Servier exercised its exclusive option to develop and commercialize MGD006. As a result of the exercise, the Company received a $15.0 million payment from Servier for its license to develop and commercialize MGD006 in its territories. Upon exercise of the option, the Company evaluated its performance obligations with respect to the license for MGD006. The Company's substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company's technical expertise and committee participation. As such, the $15.0 million license fee was deferred and is being recognized ratably over a period of 82 months, which represents the expected development period for MGD006. In accordance with the agreement, the Company and Servier will share costs incurred to develop MGD006. Reimbursement of research and development expenses received in connection with this collaborative cost-sharing agreement is recorded as a reduction to research and development expense. During the nine months ended September 30, 2015, the Company recorded approximately $0.5 million as an offset to research and development costs under this collaboration arrangement.  No such offset to research and development costs was recorded during the three months ended September 30, 2015, nor the three and nine months ended September 30, 2014.

The Company recognized revenue of $0.8 million and $5.8 million during the three months ended September 30, 2015 and 2014, respectively, under this agreement. The Company recognized revenue of $2.6 million and $15.9 million during the nine months ended September 30, 2015 and 2014, respectively, under this agreement. Revenue during the three months ended September 30, 2014 includes $5.0 million from Servier upon the achievement of a clinical milestone related to the IND application for MGD007 clearing the 30-day review period by the U.S. Food and Drug Administration (FDA).  Revenue during the nine months ended September 30, 2014 includes $10.0 million in milestone payments related to the IND applications for MGD006 and MGD007 clearing their respective 30-day review periods by the FDA.  No milestones were recognized under this agreement during the three and nine months ended September 30, 2015.

At September 30, 2015, $15.2 million of revenue was deferred under this agreement, $3.3 million of which was current and $11.9 million of which was non-current. At December 31, 2014, $17.7 million of revenue was deferred under this agreement, $3.3 million of which was current and $14.4 million of which was non-current.

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

The Company concluded that the undelivered element of research and development services had fair value. The Company concluded that the license does not have value on a standalone basis (e.g., absent the provision of the research and development services) and therefore does not represent a separate unit of accounting. The Company concluded that because the drug candidate has not yet been developed, the license is of no value to Boehringer without the ensuing research and development activities using the DART technology, which is proprietary to the Company. Likewise, Boehringer could not sell the license to another party (without the Company agreeing to provide the research and development activities for the other party). Therefore, the upfront license fee and research and development services were treated as a combined unit of accounting and recognized over the expected obligation period associated with the research and development services through October 2015, which represents the estimated period of development.

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

The Company recognized revenues of approximately $1.8 million and $4.9 million during the three months ended September 30, 2015 and 2014, respectively.  The Company recognized revenues of approximately $7.0 million and $11.0 million during the nine months ended September 30, 2015 and 2014, respectively.  At September 30, 2015, $0.3 million of revenue was deferred under this agreement, all of which was current. At December 31, 2014, $5.8 million of revenue was deferred under this agreement, all of which was current.

Green Cross Corporation

In June 2010, the Company entered into a collaboration agreement with Green Cross Corp. (Green Cross) for the development of the Company's anti-HER2 antibody, margetuximab. This arrangement grants Green Cross an exclusive license to conduct specified Phase 1 and Phase 2 clinical trials and commercialize margetuximab in South Korea. In March 2014, the Company and Green Cross entered into an amendment to the original agreement, causing the terms of the original agreement to be materially modified.

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

The initial $1.0 million upfront payment received by the Company upon execution of the original agreement is non-refundable; as such, there is no right of return for the license. Therefore, the upfront license fee and participation on the joint steering committee were treated as a combined unit of accounting and will be recognized over the term of the agreement through June 2020. Further, due to the fact the research and development services are not deemed to have stand-alone value, revenue for those services will be recognized over the entire term of the agreement (through June 2020). As a result of reassessing the arrangement in accordance with ASC 605-25, the Company was required to record an adjustment on the date of the material modification to reflect the revenue that would have resulted had the entity applied the requirements of ASC 605-25 from the inception of the agreement. As a result, the Company recorded an additional $1.3 million of revenue during the nine months ended September 30, 2014.

The Company recognized revenues of approximately $0.2 million and $0.1 million under this agreement during the three months ended September 30, 2015 and 2014, respectively.  The Company recognized revenues of approximately $0.4 million and $1.6 million under this agreement during the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015 and December 31, 2014, there was $0.9 million and $0.5 million in unbilled receivables under this agreement, which is included in other assets on the consolidated balance sheet.

NIAID Contract

The Company entered into a contract with the National Institute of Allergy and Infectious Diseases (NIAID), effective as of September 15, 2015, to perform product development and to advance up to two DART molecules, including MGD014. Under this contract, the Company will develop these product candidates for Phase 1/2 clinical trials as therapeutic agents, in combination with latency reversing treatments, to deplete cells infected with human immunodeficiency virus (HIV) infection. This contract includes a base period of $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through September 14, 2022. The Company recognized no revenue under this contract during the period ended September 30, 2015.

The development of a DART molecule targeting HIV will be funded in part with Federal funds from the National Institute of Allergy and Infectious Diseases, National Institutes of Health, Department of Health and Human Services under Contract No. HHSN272201500032C.  The Company has evaluated this contract and determined that its filing is not required.

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

The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$916	$380	$2,607	$1,062
General and administrative	1,182	476	3,024	1,187
Total stock-based compensation expense	$2,098	$856	$5,631	$2,249

Employee Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Nine Months Ended September 30,
	2015	2014
Expected dividend yield	0%	0%
Expected volatility	74% - 75%	67%
Risk-free interest rate	1.6% - 2.1%	2.0% - 2.3%
Expected term	6.25 years	6.25 years

The following table summarizes stock option activity under the Plan during the nine months ended September 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	3,572,116	$11.40	7.3
Granted	199,438	32.98
Exercised	(276,700)	2.40
Forfeited or expired	(31,874)	22.25
Outstanding, September 30, 2015	3,462,980	13.26	6.9	$37,397
As of September 30, 2015:
Exercisable	1,898,382	6.58	5.6	29,810
Vested and expected to vest	3,261,836	12.89	6.9	36,179

The weighted-average grant-date fair value of options granted for the nine months ended September 30, 2015 was $21.95. The total intrinsic value of options exercised during the nine months ended September 30, 2015 was approximately $8.6 million, and the total cash received for options exercised was approximately $0.6 million. The total fair value of shares vested in the nine months ended September 30, 2015 was approximately $4.9 million. As of September 30, 2015, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was approximately $17.8 million, which the Company expects to recognize over a weighted-average period of approximately three years.

6. Commitments and Contingencies
Operating Leases
The Company leases office and laboratory space for its headquarters in Rockville, Maryland under a lease that expires on January 31, 2020.  In addition, in 2014, the Company leased additional office space adjacent to its headquarters under a lease that expires on March 31, 2020.  The Company has an option under each lease to continue the respective lease for five years under the same terms.  The Company leases a manufacturing facility in Rockville under a lease that expires on December 31, 2019.  The Company also entered into a new four-year lease for additional space in the manufacturing facility effective April 1, 2014.  This lease also has an option to continue the lease for five years under the same terms.
In July 2015, the Company executed a seven-year lease for additional space that the Company intends to use as mixed-use office, laboratory and manufacturing space.   Under the terms of the lease, the Company received an assignment fee from the former tenant and a tenant improvement allowance from the landlord totaling $5.1 million, which has been recorded as deferred rent and will be recognized over the lease term.
The Company also leases office and laboratory space in South San Francisco under a lease that expires on February 28, 2018.
All of the leases contain rent escalation clauses and certain leases contain rent abatements.  For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease.

Future minimum lease payments under noncancelable operating leases as of September 30, 2015 are as follows (in thousands):

Fourth quarter 2015	$1,055
Year Ended December 31, 2016	6,130
Year Ended December 31, 2017	6,314
Year Ended December 31, 2018	4,211
Year Ended December 31, 2019	3,803
Thereafter	7,298
$28,811

7. Net Income (Loss) Per Share

Basic income (loss) per common share is determined by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants. 1,916,156 and 2,264,749 stock options (common stock equivalents) were excluded from the calculation of diluted loss per share for the three months ended September 30, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive. 911,304 and  2,274,734 stock options were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.

Basic and diluted income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) used for calculation of basic and diluted EPS	$(15,442)	$(3,928)	$8,311	$(19,295)

Denominator:
Weighted average shares outstanding, basic	33,339,163	27,751,437	30,952,458	27,227,151
Effect of dilutive securities:
Stock options and restricted stock units	-	-	2,007,775	-
Weighted average shares outstanding, diluted	33,339,163	27,751,437	32,960,233	27,227,151

Net income (loss) per share, basic	$(0.46)	$(0.14)	$0.27	$(0.71)
Net income (loss) per share, diluted	$(0.46)	$(0.14)	$0.25	$(0.71)

8. Subsequent Event

Under the terms of the Servier enoblituzumab agreement described in Note 4 to the financial statements, Servier obtained an option to develop and commercialize enoblituzumab in Europe and other countries. In October 2015, Servier notified the Company that they would not exercise this option, and therefore MacroGenics has now regained worldwide development and commercialization rights to enoblituzumab.

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

Overview

We are a biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics for the treatment of cancer, as well as various autoimmune disorders and infectious diseases. We currently have a pipeline of product candidates in human clinical testing, primarily against different types of cancers.  These include two product candidates developed using our proprietary "Fc Optimization" platform, namely margetuximab, an antibody that we are developing for treatment of certain types of metastatic breast cancers and gastroesophageal cancers, and enoblituzumab (formerly known as MGA271), an antibody that we believe has the potential for broad impact across a variety of different tumor types through multiple potential mechanisms of action.  In addition, we created a number of product candidates based on our proprietary Dual-Affinity Re-Targeting, or DART®, platform and five of these are currently in human clinical development.  For example, during the third quarter of 2015, we initiated a Phase 1 clinical study of MGD009 in patients with various solid tumors.  Also during the quarter, Janssen Biotech, Inc. (Janssen) dosed the first patient in an open-label Phase 1 clinical study of MGD011, a DART molecule being developed for treatment of various hematological malignancies.  We specifically designed these DART product candidates with the goal of harnessing the power of the immune system to destroy cancerous cells. In contrast, the flexibility of the DART platform has also allowed us to create MGD010, a clinical-stage DART molecule designed to moderate the hyperactivity of the immune system seen in various autoimmune disorders.
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
Key ongoing programs include:
•	Margetuximab is an antibody that targets HER2-expressing tumors, including certain types of breast and gastroesophageal cancers. HER2, or human epidermal growth factor receptor 2, is critical for the growth of many types of tumors. In July 2015, we enrolled the first patient in SOPHIA, a Phase 3 potential registration clinical trial with margetuximab in patients with metastatic breast cancer expressing HER2 who have failed therapy with other HER2 therapeutic agents. We also plan to commence a Phase 1b/2 study combining margetuximab with pembrolizumab in patients with advanced gastric cancer. We are also currently enrolling a Phase 2a clinical trial in patients with lower levels of expressed HER2.
•	Enoblituzumab (MGA271) is an antibody that targets B7-H3, a member of the B7 family of molecules that are involved in immune regulation and that is over-expressed on a wide variety of solid tumor types. We continue to enroll patients in additional expansion cohorts of a Phase 1 monotherapy study as well as clinical studies combining enoblituzumab with either ipilimumab or pembrolizumab.
•	MGD006 (also known as S80880) is a DART molecule that recognizes both CD123 and CD3. CD123, the Interleukin-3 receptor alpha chain, is expressed on leukemia and leukemic stem cells, but only at very low levels or not at all on normal hematopoietic stem cells. T cells, which express CD3, can destroy tumor cells. In pre-clinical studies, we have demonstrated the ability of MGD006 to recruit, activate, and expand T cell populations to eliminate leukemia cells. We are currently enrolling patients in the dose escalation portion of a Phase 1 clinical trial of MGD006.
•	MGD007 is a DART molecule that recognizes both the glycoprotein A33, or gpA33, and CD3. MGD007 has been engineered for extended pharmacokinetic properties and convenient intermittent dosing. gpA33 is expressed on gastrointestinal tumors, including more than 95% of human colon cancers. We have demonstrated that this molecule is able to mediate T cell killing of gpA33-expressing cancer cells and cancer stem-like cells in pre-clinical experiments. We are currently enrolling patients in the dose escalation portion of a Phase 1 clinical trial of MGD007.
•	MGD010 is a DART molecule designed to address limitations of existing B cell-targeted therapies by binding to the CD32B and CD79B proteins found on human B cells. In pre-clinical studies, this DART molecule modulates the function of human B cells without B cell depletion. In normal conditions, B cells utilize CD32B as one of the key checkpoints or negative regulators to ensure that tolerance to self is maintained and autoimmune disease does not occur. MGD010 is designed to further exploit this mechanism by triggering this inhibitory "immune checkpoint" loop. We believe this molecule preferentially blocks those B cells that are activated, including those that produce the pathogenic antibodies that promote the autoimmune process. We initiated a Phase 1a clinical trial with MGD010 in normal healthy volunteers in the first quarter of 2015.
•	MGD011 (also known as JNJ-64052781) is a DART molecule that targets both CD19 and CD3 and is being developed for the treatment of B-cell hematological malignancies. CD19, a lymphocyte-specific marker expressed from early B-lymphocyte development through mature memory B cells, is highly represented in B-cell malignancies. MGD011 is designed to redirect T cells, via their CD3 component, to eliminate CD19-expressing cells found in many hematological malignancies. MGD011 has been engineered to address half-life challenges posed by other programs targeting CD19 and CD3. Under our collaboration and license agreement with Janssen, Janssen is developing the product candidate, subject to our options to co-promote the product in the United States and Canada and to invest in later-stage development in exchange for a profit-share, and dosed the first patient in an open-label Phase 1 study of MGD011 in July 2015.
•	MGD009 is a DART molecule that recognizes B7-H3 and CD3, and has been engineered for extended pharmacokinetic properties. We have demonstrated that this molecule is able to mediate T cell killing of cancer cells in pre-clinical experiments. During the third quarter of 2015, we initiated Phase 1 clinical testing of MGD009.
In addition to these clinical-stage programs, we have research and discovery programs underway that are based on our scientific expertise in protein engineering and the use of our core Fc optimization and DART platform technologies, as well as our recently introduced Trident™ platform for design of tri-specific molecules. For example, key active pre-clinical programs include:
•	Creating multi-specific molecules using our DART and Trident platforms that target one or more immune system checkpoints, the first of which is expected to be a DART molecule targeting PD-1 and LAG-3 (MGD013),
•	Developing antibody-drug conjugate (ADC) product candidates against tumor targets of interest, the first of which is expected to extend our B7-H3 franchise using a complementary mechanism of action to enoblituzumab and MGD009, the two other programs in this franchise, and
•	Applying our DART technology to the potential treatment of an infectious disease, which we are doing by advancing MGD014 as one of two DART molecules for the potential treatment of HIV under a contract with the National Institute for Allergy and Infectious Diseases (NIAID).
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical studies and conducting clinical trials. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the private placements of convertible preferred stock, the public offerings of our common stock, collaborations, and government grants and contracts. Prior to our Initial Public Offering (IPO), we received approximately $151.3 million from the sale of convertible preferred stock and warrants.  We raised $83.8 million net of expenses in October 2013 through the sale of common stock in connection with our IPO and exercise by the underwriters of their over-allotment option.  We raised an additional $76.7 million and approximately $141.0 million net of expenses through public offerings of our common stock and full exercise by the underwriters of their option to purchase additional shares in February 2014 and July 2015, respectively.  In addition, we have received significant capital from our collaborators in the form of equity investments, upfront fees, milestone payments, annual maintenance payments and license option fees as well as reimbursement payments through our collaborations and government grants and contracts. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents as of September 30, 2015, combined with collaboration payments we anticipate receiving, will enable us to fund our operations into 2018, assuming all of our collaboration programs advance as currently contemplated.
Through September 30, 2015, we had an accumulated deficit of $205.7 million.  We expect that over the next several years we will increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.
Strategic Collaborations and Licenses
We have entered into several strategic collaborations which provide us with significant additional funding in order to continue development of our pipeline and to extend our technology platforms and on-going programs. Our collaborations have allowed us to accelerate the progress of our on-going pre-clinical and clinical stage programs.  Our most significant strategic collaborations include the following:
•
Janssen. In December 2014, we entered into a collaboration and license agreement with Janssen for the development and commercialization of MGD011, a product candidate that incorporates our proprietary DART technology to simultaneously target CD19 and CD3 for the potential treatment of B-cell malignancies.  We contemporaneously entered into a stock purchase agreement and investor agreement, each with Johnson & Johnson Innovation – JJDC, Inc. (JJDC), under which JJDC agreed to purchase 1,923,077 new shares of our common stock at a price of $39.00 per share, representing proceeds of $75.0 million.  The effectiveness of these agreements was subject to the early termination or expiration of any applicable waiting periods under Hart-Scott-Rodino Antitrust Improvements Act of 1976, which occurred in January 2015.  Upon closing, we received a $50.0 million upfront payment from Janssen as well as the $75.0 million investment in our common stock from JJDC.  Janssen became fully responsible for developing MGD011 following submission of the IND, which was completed in March 2015. Assuming successful development and commercialization, we could receive up to an additional $575.0 million in clinical, regulatory and commercialization milestone payments. In July 2015, Janssen dosed the first patient in an open-label Phase 1 study of MGD011, which triggered a $10.0 million milestone to us. We may elect to fund a portion of late-stage clinical development in exchange for a profit share in the U.S. and Canada.  If commercialized, we would be eligible to receive double-digit royalties on any global net sales and have the option to co-promote the molecule with Janssen in the U.S.

•	Takeda. In May 2014, we entered into a license and option agreement with Takeda Pharmaceutical Company Limited (Takeda) for the development and commercialization of MGD010, a product candidate that incorporates our proprietary DART technology to simultaneously engage CD32B and CD79B, which are two B-cell surface proteins. Upon execution of the agreement, Takeda made a non-refundable payment of $15.0 million to us. Takeda has an option to obtain an exclusive worldwide license for MGD010 following the completion of a pre-defined Phase 1a study. We initiated clinical testing of MGD010 for the treatment of autoimmune disorders in March 2015, which resulted in a $3.0 million milestone payment from Takeda. If Takeda exercises its option, it will assume responsibility for future development and pay us a license option fee of $15.0 million. Assuming successful development and commercialization of MGD010, we are eligible to receive up to $468.5 million in development, regulatory and sales milestone payments. If commercialized, we would receive double-digit royalties on any global net sales and have the option to co-promote MGD010 with Takeda in the United States. Finally, we may elect to fund a portion of Phase 3 clinical development in exchange for a North American profit share.
In September 2014, we entered into a research collaboration and license option agreement with Takeda for an initial research compound and up to three additional compounds.  Under the terms of this agreement, Takeda received an option to obtain an exclusive worldwide license for each of four product candidates, of which three options remain as of September 30, 2015.For each nominated target combination, Takeda will fund all research and development activities, including reimbursement of our expenses. Assuming successful development and commercialization by Takeda, we could receive up to approximately $400.0 million in program initiation, pre-clinical, clinical, regulatory and commercialization milestone payments for each of the potential product candidates. If commercialized, we would receive double-digit royalties on any global net sales and have the option to co-promote each product candidate with Takeda in the United States. Finally, we may elect to fund a portion of Phase 3 clinical development of each product candidate in exchange for a North American profit share.
•
Servier. In November 2011, we entered into a collaboration agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) under which we granted Servier an option to obtain an exclusive license to develop and commercialize enoblituzumab in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. Servier was required to exercise this option within 90 days after receipt of a data package delivered in July 2015 containing initial monotherapy data from the enoblituzumab Phase 1 clinical study. Because Servier has not exercised this option, MacroGenics now has worldwide development and commercialization rights to enoblituzumab.  Under this agreement, through September 30, 2015, we received a $20.0 million option grant fee and a $10.0 million milestone payment.

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
In February 2014, Servier exercised its option to develop and commercialize MGD006, for which we received a $15.0 million license option fee.  We also received two $5.0 million milestone payments from Servier in connection with the IND applications for MGD006 and MGD007 clearing their respective 30-day review periods by the U.S. Food and Drug Administration (FDA).  Additionally, under this agreement, and assuming exercise of the applicable options, Servier may share Phase 2 and Phase 3 development costs and would be obligated to pay us low double digit to mid-teen royalties on product sales in its territories.
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

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the three months ended September 30, 2015.

Results of Operations

Research and Development Revenue

The following represents a comparison of our research and development revenue for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase/(Decrease)
	2015	2014
	(dollars in millions)

Revenue from collaborative research	$14.7	$18.3	$(3.6)	(20%)
Grant revenue	-	0.1	(0.1)	NA
Total revenue	$14.7	$18.4	$(3.7)	(20)%

	Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014
	(dollars in millions)

Revenue from collaborative research	$91.4	$41.9	$49.5	118%
Grant revenue	1.2	0.4	0.8	200%
Total revenue	$92.6	$42.3	$50.3	119%

Collaboration revenue for the three months ended September 30, 2015 decreased by $3.6 million compared to the same period in 2014.  This decrease is primarily due to a decrease in research and development services under the Boehringer agreement and the recognition in the third quarter of 2014 of a $5.0 million milestone from Servier for MGD007 and a $5.0 million license fee from Takeda for the research and collaboration license option agreement.  These decreases are offset by the $10.0 million milestone payment from Janssen recognized in the third quarter of 2015. The increase in collaboration revenue of $49.5 million for the nine months ended September 30, 2015 compared to the same period in 2014 is primarily due to the $72.3 million in revenue recognized under the Janssen agreement.  This increase is partially offset by decreases in revenue from Gilead because the development period ended, from Boehringer because of a reduction in research and development services, and from Servier because the prior period included $10.0 million in milestones.

Research and Development Expense

The following represents a comparison of our research and development expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase/(Decrease)
	2015	2014
	(dollars in millions)

Margetuximab	$8.7	$6.3	$2.4	38%
Enoblituzumab	3.5	3.5	-	0%
MGD006	0.8	0.6	0.2	33%
MGD007	1.3	0.9	0.4	44%
MGD010	1.8	1.2	0.6	50%
MGD011	0.4	1.1	(0.7)	(64%)
Other pre-clinical and clinical programs, collectively	7.6	5.0	2.6	52%
Total research and development expense	$24.1	$18.6	$5.5	30%

	Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014
	(dollars in millions)

Margetuximab	$28.1	$13.9	$14.2	102%
Enoblituzumab	8.5	11.4	(2.9)	(25%)
MGD006	1.8	2.8	(1.0)	(36%)
MGD007	2.7	3.1	(0.4)	(13%)
MGD010	6.1	2.5	3.6	144%
MGD011	1.8	3.6	(1.8)	(50%)
Other pre-clinical and clinical programs, collectively	19.2	13.2	6.0	45%
Total research and development expense	$68.2	$50.5	$17.7	35%

During the three and nine months ended September 30, 2015, our research and development expense increased by $5.5 million and $17.7 million, respectively, compared to the same periods in 2014. This increase was primarily due to preparations for the margetuximab Phase 3 study, the commencement of the MGD010 Phase 1 study in 2015 and increased activity to prepare the IND for MGD009.  These increases were partially offset by decreases in MGD011 expenses as development was transferred to Janssen after the IND was filed in March 2015.  In addition, there was also a decrease in enoblituzumab clinical manufacturing costs as more drug product was manufactured during the nine months ended September 30, 2014 than the same period in 2015.

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase/(Decrease)
	2015	2014
	(dollars in millions)

General and administrative expense	$6.0	$3.7	$2.3	62%

	Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014
	(dollars in millions)

General and administrative expense	$16.1	$11.1	$5.0	45%

General and administrative expense increased for the three and nine months ended September 30, 2015 by $2.3 million and $5.0 million, respectively, compared to the same periods in 2014 primarily due to an increase in  labor-related costs, including stock-based compensation expense and information technology-related expenses.

Cash Flows

The following table represents a summary of our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(dollars in millions)

Net cash provided by (used in):
Operating activities	$10.5	$(12.6)
Investing activities	$(6.4)	$(1.9)
Financing activities	$204.1	$77.2
Net increase in cash and cash equivalents	$208.2	$62.7

Operating Activities

Net cash provided by (used in) operating activities reflects, among other things, revenue generated from our collaboration arrangements offset by amounts used to fund our clinical trials and pre-clinical activities. The change from net cash used in operating activities during the nine months ended September 30, 2014 to net cash provided by operating activities during the  nine months ended September 30, 2015 was primarily due to the $72.3 million of revenue recognized under the Janssen agreements partially offset by increased research and development expenses.

Investing Activities

Net cash used in investing activities was primarily due to the acquisition of additional lab equipment needed to further our research and development activities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 includes approximately $62.7 million from JJDC's purchase of common stock, $141.0 million in net proceeds from our public offering in July 2015 and cash received from stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2014 includes net proceeds from our public offering of approximately $76.7 million plus cash from stock option exercises.

Liquidity and Capital Resources

We have financed our operations primarily through the private placements of convertible preferred stock, the public offerings of our common stock, upfront fees, milestone payments, annual maintenance payments and license option fees from collaborators and reimbursement through government grants and contracts. As of September 30, 2015, we had $365.8 million in cash and cash equivalents.

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

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and pre-clinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents as of September 30, 2015 and collaboration payments we anticipate receiving will enable us to fund or operations into 2018, assuming all of our programs advance as currently contemplated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. Our primary exposure to market risk is related to changes in interest rates. Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments. As of September 30, 2015, we had cash and cash equivalents of $365.8 million, of which $251.0 million was invested in money market funds and the remainder was in our corporate operating account. We do not believe that our cash and cash equivalents have significant risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting has occurred during the quarterly period ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The contract with the National Institute of Allergy and Infectious Diseases (NIAID) makes us a government contractor.   Laws and regulations affecting government contracts may make it more costly and difficult for us to successfully conduct our business.
We must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. Failure to comply with these laws could result in significant civil and criminal penalties.  Among the most significant government contracting regulations that may affect our business are:  the Federal Acquisition Regulation, or FAR, and NIH-NIAID-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;  business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act, the Procurement Integrity Act, and the False Claims Act;  export and import control laws and regulations; and laws, regulations and executive orders restricting the use and dissemination of sensitive information we may receive pursuant to our performance of the government contract.   U.S. government agencies routinely audit and investigate government contractors for compliance with applicable laws and standards. If we are audited, such audit could result in disallowance of expected cost reimbursement, or if such audit were to uncover improper or illegal activities, we could be subject to civil and criminal penalties, administrative sanctions, including suspension or debarment from government contracting and significant reputational harm.

Item 6.	Exhibits

10.1	Assignment and Assumption of Lease by and between J. Craig Venter Institute and the Company dated July 31, 2015

10.2	Second Amendment to Lease by and between BMR-Medical Center Drive LLC and the Company dated July 31, 2015

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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
James Karrels
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 4, 2015

EXHIBIT INDEX

Exhibit Page Number

10.1	Assignment and Assumption of Lease by and between J. Craig Venter Institute and the Company dated July 31, 2015

10.2	Second Amendment to Lease by and between BMR-Medical Center Drive LLC and the Company dated July 31, 2015

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document