Form 10-Q
period 2016-03-31
MACROGENICS INC
filed 2016-05-04
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36112

MACROGENICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1591613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9704 Medical Center Drive, Rockville, Maryland	20850
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2016, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 34,545,592 shares.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operaions".  Forward-looking statements can often be identified by the use of terminology such as "subject to", "believe", "anticipate", "plan", "expect", "intend", "estimate", "project", "may", "will", "should", "would", "could", "can", the negatives thereof, variations thereon and similar expressions, or by discussions of strategy.

All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•	our plans to develop and commercialize our product candidates;

•	our ongoing and planned clinical trials;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to enter into new collaborations or to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	significant competition in our industry;

•	costs of litigation and the failure to successfully defend lawsuits and other claims against us;

•	economic, political and other risks associated with our international operations;

•	our ability to receive research funding and achieve anticipated milestones under our collaborations;

•	our ability to protect and enforce patents and other intellectual property;

•	costs of compliance and our potential failure to comply with new and existing governmental regulations including, but not limited to, tax regulations;

•	loss or retirement of key members of management; and

•	failure to successfully execute our growth strategy, including any delays in our planned future growth.

The factors, risks and uncertainties referred to above and others are more fully described under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. You should not place undue reliance on forward-looking statements. The forward-looking statements contained herein represent our judgment as of the date of this report. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,952	$196,172
Marketable securities	152,496	142,877
Accounts receivable	2,512	1,224
Prepaid expenses	1,703	1,806
Other current assets	603	305
Total current assets	309,266	342,384
Property and equipment, net	14,347	14,841
Other assets	2,044	2,044
Total assets	$325,657	$359,269

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,118	$2,967
Accrued expenses	9,687	11,708
Deferred revenue	4,919	5,866
Lease exit liability	2,083	2,020
Other liabilities	–	727
Total current liabilities	17,807	23,288
Deferred revenue, net of current portion	11,685	12,631
Lease exit liability, net of current portion	2,142	2,693
Deferred rent liability	7,041	7,320
Other liabilities	727	–
Total liabilities	39,402	45,932
Stockholders' equity:
Common stock, $0.01 par value – 125,000,000 shares authorized, 34,536,621 and 34,345,754 shares outstanding at March 31, 2016 and December 31, 2015, respectively	345	343
Additional paid-in capital	550,407	547,185
Accumulated deficit	(264,549)	(234,186)
Accumulated other comprehensive income (loss)	52	(5)
Total stockholders' equity	286,255	313,337
Total liabilities and stockholders' equity	$325,657	$359,269

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Revenue from collaborative agreements	$1,893	$71,165
Revenue from government agreements	953	114
Total revenues	2,846	71,279
Costs and expenses:
Research and development	27,346	21,464
General and administrative	6,133	4,683
Total costs and expenses	33,479	26,147
Income (loss) from operations	(30,633)	45,132
Other income (expense)	270	(3)
Net income (loss)	(30,363)	45,129

Other comprehensive income (loss):
Unrealized gain (loss) on investments	57	-
Comprehensive income (loss)	$(30,306)	$45,129
Basic net income (loss) per common share	$(0.88)	$1.53
Diluted net income (loss) per common share	$(0.88)	$1.42
Basic weighted average common shares outstanding	34,503,845	29,415,768
Diluted weighted average common shares outstanding	34,503,845	31,684,174

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(30,363)	$45,129
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,771	546
Share-based compensation	3,001	1,631
Changes in operating assets and liabilities:
Accounts receivable	(1,287)	1,216
Prepaid expenses	103	594
Other assets	(298)	–
Accounts payable	(388)	(225)
Accrued expenses	(1,788)	(929)
Lease exit liability	(488)	(396)
Deferred revenue	(1,893)	(3,949)
Deferred rent	(280)	(24)
Net cash provided by (used in) operating activities	(31,910)	43,593
Cash flows from investing activities
Purchases of marketable securities	(83,116)	–
Proceeds from sale and maturities of marketable securities	73,413	–
Purchases of property and equipment	(2,831)	(997)
Net cash used in investing activities	(12,534)	(997)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	–	62,692
Proceeds from stock option exercises	224	255
Net cash provided by financing activities	224	62,947
Net change in cash and cash equivalents	(44,220)	105,543
Cash and cash equivalents at beginning of period	196,172	157,591
Cash and cash equivalents at end of period	$151,952	$263,134

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

The accompanying unaudited interim consolidated financial statements include the accounts of MacroGenics, Inc. and its wholly owned subsidiary, MacroGenics UK Limited. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 29, 2016.

There have been no material changes to the significant accounting policies previously disclosed in the Company's 2015 Annual Report on Form 10-K other than the adoption of ASU No. 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes, as disclosed in the Recently Issued Accounting Standards section below. The new guidance requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet.

Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes (ASU 2015-17).  ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent on a classified balance sheet. ASU 2015-17 is effective for annual and interim reporting periods after December 15, 2016 and companies are permitted to apply ASU 2015-17 either prospectively or retrospectively. Early adoption of ASU 2015-17 is permitted. The Company adopted ASU 2015-17 on a prospective basis in the first quarter of 2016, resulting in the reclassification of $0.7 million of current deferred tax liabilities to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on the Company's results of operations or cash flows.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) as modified by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (ASU 2014-14).  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption at the original effective date, for interim and annual reporting periods beginning after December 15, 2016, will be permitted.  The new standard may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations.  Management is currently assessing which adoption method will be selected and what effect the adoption of ASU 2014-09 will have on the Company's consolidated financial statements and accompanying notes.

In February 2016, FASB issued ASU No. 2016-02, Leases (ASU 2016-02) that provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. ASU 2016-02 includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

2. Fair Value of Financial Instruments

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at March 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$64,820	$64,820	$–	$–
U.S. Treasury securities	9,311	–	9,311	–
Government-sponsored enterprises	33,670	–	33,670	–
Corporate debt securities	139,008	–	139,008	–
Total assets measured at fair value(a)	$246,809	$64,820	$181,989	$–

(a) Total assets measured at fair value at March 31, 2016 includes approximately $94.3 million reported in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$62,353	$62,353	$–	$–
U.S. Treasury securities	9,349	–	9,349	–
Government-sponsored enterprises	41,202	–	41,202	–
Corporate debt securities	137,928	–	137,928	–
Total assets measured at fair value(a)	$250,832	$62,353	$188,479	$–

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

3. Investments

Available-for-sale investments as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,307	$4	$-	$9,311
Government-sponsored enterprises	28,662	10	-	28,672
Corporate debt securities	114,475	47	(9)	114,513
Total	$152,444	$61	$(9)	$152,496

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,354	$1	$(6)	$9,349
Government-sponsored enterprises	22,055	1	(9)	22,047
Corporate debt securities	111,473	42	(34)	111,481
Total	$142,882	$44	$(49)	$142,877

All of the Company's available-for-sale investments held at March 31, 2016 and December 31, 2015 had maturity dates of less than one year, and all available-for-sale investments in an unrealized loss position as of March 31, 2016 and December 31, 2015 were in a loss position for less than twelve months.  There were no unrealized losses at March 31, 2016 or December 31, 2015 that the Company determined to be other-than-temporary.

4. Lease Exit Liability

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

Changes in the lease exit liability are as follows (in thousands):

Accrual balance at December 31, 2015	$4,713
Principal payments	(488)
Accrual balance at March 31, 2016	$4,225

The purchase agreement provides for a specified total of certain contingent milestones that are based on the achievement of certain product sales derived from the acquired Raven technology. Also, a onetime payment of $5.0 million will be made to the Raven stockholders upon the initiation of patient dosing in the first Phase 2 clinical trial of any product derived from the Raven "Cancer Stem Cell Program." No payment shall be made if the Phase 2 trial start date has not occurred on or before July 15, 2018. Other consideration may include a percentage of revenue (excluding consideration for research and development and equity) received by MacroGenics for license of a product derived from the Raven "Cancer Stem Cell Program" and a onetime payment ranging from $8.0 million to $12.0 million dependent upon a specified level of sales of products derived from the Raven "Cancer Stem Cell Program."

The contingent consideration will be accounted for as additional purchase price and recorded as incremental in-process research and development expense when it is deemed probable that the contingencies will be attained. No additional amounts were recorded during the three months ended March 31, 2016 and 2015.

5. Collaboration and OtherAgreements

Janssen Biotech, Inc.

In December 2014, the Company entered into a collaboration and license agreement with Janssen Biotech, Inc. (Janssen) for the development and commercialization of MGD011 (also known as JNJ-64052781), a product candidate that incorporates the Company's proprietary Dual Affinity Re-Targeting (DART) technology to simultaneously target CD19 and CD3 for the potential treatment of B-cell hematological malignancies. The Company contemporaneously entered into an agreement with Johnson & Johnson Innovation - JJDC, Inc. (JJDC) under which JJDC agreed to purchase 1,923,077 new shares of the Company's common stock for proceeds of $75.0 million.  Upon closing the transaction in January 2015, the Company received a $50.0 million upfront payment from Janssen as well as the $75.0 million investment in the Company's common stock.

Under the collaboration and license agreement, the Company granted an exclusive license to Janssen to develop and commercialize MGD011. Following the Company's submission of the Investigational New Drug (IND) application for MGD011, Janssen became fully responsible for the development and commercialization of MGD011.   Assuming successful development and commercialization, the agreement entitled the Company to receive up to $205.0 million in clinical milestone payments, $220.0 million in regulatory milestone payments and $150.0 million in sales milestone payments. The Company determined that each potential future clinical and regulatory milestone is substantive.  Although the sales milestones are not considered substantive, they will be recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time.  The Company may elect to fund a portion of late-stage clinical development in exchange for a profit share with Janssen in the U.S. and Canada. If commercialized, the Company would be eligible to receive low double-digit royalties on any global net sales and has the option to co-promote the molecule with Janssen in the United States.

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

After identifying the deliverables included within the arrangement, the Company determined its best estimate of selling price.  The Company allocated $10.0 million to the exclusivity clause to its technology and the research and development services and $5.0 million to the exclusive license for the initial research compound.  The Company's determination of best estimate of selling price for the research and development services relied upon other similar transactions.  The Company relied upon the income approach (e.g., discounted future cash flows) to determine the value of the license of the to-be-delivered compound along with other similar license transactions with differing indications but similar stage of development. The portion of the up-front fee allocated to the MGD010 option was being recognized over an initial 24-month period, which represented the expected period of development through the completion of a pre-defined Phase 1a study.  During the first quarter of 2016, the Company determined that the development period will be extended by eight months, and prospectively adjusted the MGD010 option fee recognition period.  The portion of the up-front fee allocated to the license for the initial research compound was deferred until the research collaboration and license option agreement was executed and the license delivered in September 2014.

The Company recognized revenue of approximately $0.9 million and $4.3 million under the MGD010 agreement during the three months ended March 31, 2016 and 2015, respectively.  Revenue recognized during the three months ended March 31, 2015 included a $3.0 million milestone payment received upon initiation of a Phase 1a trial of MGD010.  At March 31, 2016, $1.1 million of revenue was deferred under this agreement, all of which was current.  At December 31, 2015, $2.1 million of revenue was deferred under this agreement, all of which was current.

In September 2014, the Company and Takeda executed a research collaboration and license option agreement, which formalized the license for the initial research compound contemplated in the May 2014 arrangement. Under the terms of the agreement, Takeda may identify up to three additional compounds, which will be subject to separate research and development plans.  The Company determined that it could recognize the entire license fee allocated to this agreement as (1) the executed contract constituted persuasive evidence of an arrangement, (2) the delivery of the license occurred and the Company had no current or future performance obligations, (3) the total consideration for the license was fixed and known at the time of its execution and there were not any extended payment terms or rights of return, and (4) the cash was received.  The Company is also entitled to receive reimbursements for research and development services provided to Takeda with respect to the initial research compound under a separate research plan.  The Company recognized revenue of approximately $0.3 million under this agreement during the three months ended March 31, 2015.  Takeda terminated its option to license the first program under this research collaboration agreement in 2015 and retains an option for three others.

Les Laboratoires Servier

In September 2012, the Company entered into a right-to-develop collaboration agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) and granted it options to obtain three separate exclusive licenses to develop and commercialize DART molecules, consisting of those designated by the Company as MGD006 (also known as S80880) and MGD007, as well as a third DART molecule, in all countries other than the United States, Canada, Mexico, Japan, South Korea and India.

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

During 2014, Servier exercised its exclusive option to develop and commercialize MGD006.  As a result of the exercise, the Company received a $15.0 million payment from Servier for its license to develop and commercialize MGD006 in its territories.  Upon exercise of the option, the Company evaluated its performance obligations with respect to the license for MGD006. The Company's substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company's technical expertise and committee participation. As such, the $15.0 million license fee was deferred and is being recognized ratably over a period of 82 months, which represents the expected development period for MGD006.  In accordance with the agreement, the Company and Servier will share costs incurred to develop MGD006.  Reimbursement of research and development expenses received in connection with this collaborative cost-sharing agreement is recorded as a reduction to research and development expense.  During the three months ended March 31, 2016 and 2015, the Company recorded approximately $0.5 million and $0.3 million as an offset to research and development costs under this collaboration arrangement, respectively.

The Company recognized revenue of $0.8 million during each of the three-month periods ended March 31, 2016 and 2015 under this agreement.  At March 31, 2016, $13.5 million of revenue was deferred under this agreement, $3.3 million of which was current and $10.2 million of which was non-current. At December 31, 2015, $14.4 million of revenue was deferred under this agreement, $3.3 million of which was current and $11.1 million of which was non-current.

Green Cross Corporation

In June 2010, the Company entered into a collaboration agreement with Green Cross Corporation (Green Cross) for the development of the Company's anti-HER2 antibody margetuximab. This arrangement grants Green Cross an exclusive license to conduct specified Phase 1 and Phase 2 clinical trials and commercialize margetuximab in South Korea. In March 2014, the Company and Green Cross entered into an amendment to the original agreement, causing the terms of the original agreement to be materially modified.

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

The Company recognized revenues of approximately $0.1 million during each of the three-month periods ended March 31, 2016 and 2015 under this agreement.

At March 31, 2016, $1.9 million of revenue was deferred under this agreement, $0.4 million of which was current and $1.5 million of which was non-current.  At December 31, 2015, $2.0 million of revenue was deferred under this agreement, $0.4 million of which was current and $1.6 million of which was non-current.

NIAID Contract

The Company entered into a contract with the National Institute of Allergy and Infectious Diseases (NIAID), effective as of September 15, 2015, to perform product development and to advance up to two DART molecules, including MGD014. Under this contract, the Company will develop these product candidates for Phase 1/2 clinical trials as therapeutic agents, in combination with latency reversing treatments, to deplete cells infected with human immunodeficiency virus (HIV) infection. This contract includes a base period of $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through September 14, 2022. The Company recognized $0.9 million in revenue under this contract during the three months ended March 31, 2016.

6. Stock-Based Compensation

 Under the provisions of the Company's 2013 Stock Incentive Plan (2013 Plan), the number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the three months ended March 31, 2016, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 5,375,064.   As of March 31, 2016 there were options to purchase an aggregate of 2,544,391 shares of common stock outstanding at a weighted average exercise price of $26.51 per share under the 2013 Plan.

The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$1,396	$810
General and administrative	1,605	821
Total stock-based compensation expense	$3,001	$1,631

Employee Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Three Months Ended March 31,
	2016	2015
Expected dividend yield	0%	0%
Expected volatility	64%	74%
Risk-free interest rate	1.5% - 2.1%	1.6% - 2.0%
Expected term	6.25 years	6.25 years

The following table summarizes stock option and restricted stock unit (RSU) activity during the three months ended March 31, 2016:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	4,146,064	$16.90	7.4
Granted	110,125	14.42
Exercised	(190,867)	1.18
Forfeited or expired	(46,598)	29.07
Outstanding, March 31, 2016	4,018,724	17.44	7.4	$27,049
As of March 31, 2016:
Exercisable	1,984,117	9.50	5.9	22,670
Vested and expected to vest	3,782,077	17.06	7.3	26,382

The weighted-average grant-date fair value of options granted for the three months ended March 31, 2016 was $12.82. The total intrinsic value of options exercised during the three months ended March 31, 2016 was approximately $4.3 million, and the total cash received for options exercised was approximately $0.2 million. The total fair value of shares vested in the three months ended March 31, 2016 was approximately $2.0 million. As of March 31, 2016, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was approximately $28.1 million, which the Company expects to recognize over a weighted-average period of approximately three years.

7. Net Income (Loss) Per Share

Basic income (loss) per common share is determined by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants. 1,415,558 and 2,719,339 stock options (common stock equivalents) were excluded from the calculation of diluted income (loss) per share for the three months ended March 31, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.

Basic and diluted income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss) used for calculation of basic and diluted EPS	$(30,363)	$45,129

Denominator:
Weighted average shares outstanding, basic	34,503,845	29,415,768
Effect of dilutive securities:
Stock options and restricted stock units	-	2,268,406
Weighted average shares outstanding, diluted	34,503,845	31,684,174

Net income (loss) per share, basic	$(0.88)	$1.53
Net income (loss) per share, diluted	$(0.88)	$1.42

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical studies and conducting clinical trials. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations, government grants and government contracts.  Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and investments as of March 31, 2016, combined with collaboration payments we anticipate receiving, will enable us to fund our operations into 2018, assuming all of our collaboration programs advance as currently contemplated.

Through March 31, 2016, we had an accumulated deficit of $264.5 million.  We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.

Strategic Collaborations and Licenses

We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our current strategic collaborations, we have received significant non-dilutive funding to date and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones, or royalties and other payments upon the commercial sale of products. Our most significant strategic collaborations include the following:

•	Janssen. In December 2014, we entered into a collaboration and license agreement with Janssen for the development and commercialization of MGD011, a product candidate that incorporates our proprietary DART technology to simultaneously target CD19 and CD3 for the potential treatment of B-cell hematological malignancies. We contemporaneously entered into an agreement with JJDC, an affiliate of Janssen, under which JJDC agreed to purchase 1,923,077 new shares of our common stock for proceeds of $75.0 million. Upon closing, we received a $50.0 million upfront payment from Janssen as well as the $75.0 million investment in our common stock. Janssen is leading the development of this product candidate, subject to our options to co-promote the product in the United States and Canada and to invest in later-stage development in exchange for a United States and Canada profit-share. Janssen initiated a human clinical trial in 2015 for a variety of B-cell hematological malignancies, including diffuse-large B cell lymphoma, follicular lymphoma, mantle-cell lymphoma, chronic lymphocytic leukemia and acute lymphoblastic leukemia. The initiation of this trial triggered a $10.0 million milestone payment to us. Assuming successful development and commercialization, we could receive up to an additional $565.0 million in clinical, regulatory and commercialization milestone payments. If commercialized, we would be eligible to receive low double-digit royalties on any global net sales.

•	Takeda. In May 2014, we entered into a license and option agreement with Takeda for the development and commercialization of MGD010, a product candidate that incorporates our proprietary DART technology to simultaneously engage CD32B and CD79B, which are two B-cell surface proteins. Upon execution of the agreement, Takeda made a non-refundable payment of $15.0 million to us. Takeda has an option to obtain an exclusive worldwide license for MGD010 following the completion of a pre-defined Phase 1a study, which was initiated in March 2015. Initiation of this study resulted in a $3.0 million milestone payment from Takeda. If Takeda exercises its option, it will assume responsibility for future development and pay us a license fee of $15.0 million. Assuming successful development and commercialization of MGD010, we are eligible to receive up to an additional $468.5 million in development, regulatory and sales milestone payments. If commercialized, we would receive low double-digit to high-teen royalties on any global net sales and have the option to co-promote MGD010 with Takeda in the United States. Finally, we may elect to fund a portion of Phase 3 clinical development in exchange for a North American profit share.

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

Critical Accounting Policies and Significant Judgments and Estimates

 Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the three months ended March 31, 2016.

Results of Operations

Revenue

The following represents a comparison of our revenue for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015
	(dollars in millions)

Revenue from collaborative agreements	$1.9	$71.2	$(69.3)	(97)%
Revenue from government agreements	0.9	0.1	0.8	800%
Total revenue	$2.8	$71.3	$(68.5)	(96)%

The decrease in collaboration revenue of $69.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily due to the $62.3 million in revenue recognized under the Janssen agreement in the first quarter of 2015, as well as decreases in revenue recognition related to the Boehringer and Takeda agreements.  Revenue under the Boehringer agreement decreased because the development period, and therefore the related revenue recognition period, was completed in September 2015, and revenue from the Takeda agreement decreased due to a milestone recognized in the first quarter of 2015.

Revenue from government agreements increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in revenue from the NIAID contract.

Research and Development Expense

The following represents a comparison of our research and development expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015
	(dollars in millions)

Margetuximab	$7.3	$8.8	$(1.5)	(17%)
Enoblituzumab	4.3	2.4	1.9	79%
MGD006	1.3	0.7	0.6	86%
MGD007	1.0	0.6	0.4	67%
MGD009	0.8	1.0	(0.2)	(20%)
MGD010	1.8	2.2	(0.4)	(18%)
MGD011	1.4	1.0	0.4	40%
Pre-clinical immune checkpoint programs	5.5	1.0	4.5	450%
Other pre-clinical and clinical programs, collectively	3.9	3.8	0.1	3%
Total research and development expense	$27.3	$21.5	$5.8	27%

During the three months ended March 31, 2016 our research and development expense increased by $5.8 million compared to the three months ended March 31, 2015. This increase was due primarily to increased activity in our pre-clinical immune checkpoint programs, including MGD013, and the initiation of two Phase 1 clinical trials combining enoblituzumab with other compounds.  This increase was partially offset by a decrease in margetuximab expense as a result of start up costs during the three months ended March 31, 2015 on the SOPHIA trial.

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015
	(dollars in millions)

General and administrative expense	$6.1	$4.7	$1.4	30%

General and administrative expense increased for the three months ended March 31, 2016 compared to 2015 primarily due to an increase in labor-related costs, including stock-based compensation expense.

Other Income (Expense)

The increase in other income for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily due to an increase in interest income earned on investments.

Liquidity and Capital Resources

We have financed our operations primarily through the private placements of convertible preferred stock, the public and private offerings of our common stock, upfront fees, milestone payments and license option fees from collaborators and reimbursement through government grants and contracts.  Through March 31, 2016 we have received $151.3 million from the sale of convertible preferred stock and warrants.  We have also raised a total of $376.5 million from public and private offerings of our common stock.

As of March 31, 2016, we had $304.4 million in cash, cash equivalents and investments. In addition to our existing cash, cash equivalents and investments, we are eligible to receive additional reimbursement from our collaborators for certain research and development services rendered, additional milestone and opt-in payments and grant revenue. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and pre-clinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and investments as of March 31, 2016, as well as other collaboration payments we anticipate receiving, will enable us to fund our operations into 2018, assuming all of our programs advance as currently contemplated.

Cash Flows

The following table represents a summary of our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(dollars in millions)

Net cash provided by (used in):
Operating activities	$(31.9)	$43.6
Investing activities	(12.5)	(1.0)
Financing activities	0.2	62.9
Net increase (decrease) in cash and cash equivalents	$(44.2)	$105.5

Operating Activities

Net cash used in operating activities reflects, among other things, the amounts used to run our clinical trials and pre-clinical activities. The difference between net cash used in operating activities during the three months ended March 31, 2016 and net cash provided by operating activities during the three months ended March 31, 2015 was primarily due to revenue earned under the Janssen agreement during the three months ended March 31,  2015.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2016 is primarily due to investing our cash in marketable securities and making leasehold improvements to our facilities.  Net cash used in investing activities during the three months ended March 31, 2015 was primarily due to the acquisition of additional lab equipment needed to further our research and development activities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 reflects cash from stock option exercises.  Net cash provided by financing activities for the three months ended March 31, 2015 included net proceeds from the JJDC investment and cash from stock option exercises.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of March 31, 2016, we had cash, cash equivalents and investments of $304.4 million. Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting has occurred during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. See also, "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

10.1	Employment Agreement between the Company and Jon Wigginton, M.D.

10.2	Restricted Stock Units Grant Notice and Agreement between the Company and Jon Wigginton, M.D.

10.3	Employment Agreement between the Company and Ezio Bonvini, M.D.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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
James Karrels
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 4, 2016

EXHIBIT INDEX

Exhibit Page Number

10.1	Employment Agreement between the Company and Jon Wigginton, M.D.

10.2	Restricted Stock Units Grant Notice and Agreement between the Company and Jon Wigginton, M.D.

10.3	Employment Agreement between the Company and Ezio Bonvini, M.D.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document