Form 10-Q
period 2016-06-30
MACROGENICS INC
filed 2016-08-03
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36112

MACROGENICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1591613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9704 Medical Center Drive Rockville, Maryland	20850
(Address of principal executive offices)	(Zip code)

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

As of July 29, 2016, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 34,733,560 shares.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".  Forward-looking statements can often be identified by the use of terminology such as "subject to", "believe", "anticipate", "plan", "expect", "intend", "estimate", "project", "may", "will", "should", "would", "could", "can", the negatives thereof, variations thereon and similar expressions, or by discussions of strategy.

All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•	our plans to develop and commercialize our product candidates;

•	our ongoing and planned clinical trials;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to enter into new collaborations or to identify additional products or product candidates with significant commercial potential that are consistent with our strategic objectives;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	significant competition in our industry;

•	costs of litigation and the failure to successfully defend lawsuits and other claims against us;

•	economic, political and other risks associated with our international operations;

•	our ability to receive research funding and achieve anticipated milestones under our collaborations;

•	our ability to protect and enforce patents and other intellectual property;

•	costs of compliance and our potential failure to comply with new and existing governmental regulations including, but not limited to, tax regulations;

•	loss or retirement of key members of management; and

•	failure to successfully execute our growth strategy, including any delays in our planned future growth.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,267	$196,172
Marketable securities	203,357	142,877
Accounts receivable	78,375	1,224
Prepaid expenses	3,782	1,806
Other current assets	663	305
Total current assets	348,444	342,384
Property and equipment, net	18,294	14,841
Other assets	2,112	2,044
Total assets	$368,850	$359,269

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,150	$2,967
Accrued expenses	12,342	11,708
Deferred revenue	4,578	5,866
Lease exit liability	1,459	2,020
Other liabilities	–	727
Total current liabilities	19,529	23,288
Deferred revenue, net of current portion	10,740	12,631
Lease exit liability, net of current portion	1,120	2,693
Deferred rent liability	6,758	7,320
Other liabilities	727	–
Total liabilities	38,874	45,932
Stockholders' equity:
Common stock, $0.01 par value – 125,000,000 shares authorized, 34,694,039 and 34,345,754 shares outstanding at June 30, 2016 and December 31, 2015, respectively	347	343
Additional paid-in capital	553,655	547,185
Accumulated deficit	(224,085)	(234,186)
Accumulated other comprehensive income (loss)	59	(5)
Total stockholders' equity	329,976	313,337
Total liabilities and stockholders' equity	$368,850	$359,269

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Revenue from collaborative research	$78,497	$5,598	$80,390	$76,763
Grant revenue	2,176	1,118	3,129	1,232
Total revenues	80,673	6,716	83,519	77,995
Costs and expenses:
Research and development	33,340	22,660	60,686	44,124
General and administrative	7,239	5,346	13,372	10,029
Total costs and expenses	40,579	28,006	74,058	54,153
Income (loss) from operations	40,094	(21,290)	9,461	23,842
Other income (expense)	370	(86)	640	(89)
Net income (loss)	40,464	(21,376)	10,101	23,753
Other comprehensive income (loss):
Unrealized gain on investments	7	-	64	-
Comprehensive income (loss)	$40,471	$(21,376)	$10,165	$23,753

Basic net income (loss) per common share	$1.17	$(0.71)	$0.29	$0.80
Diluted net income (loss) per common share	$1.12	$(0.71)	$0.28	$0.75
Basic weighted average common shares outstanding	34,616,197	30,059,329	34,560,021	29,739,326
Diluted weighted average common shares outstanding	36,017,411	30,059,329	35,966,987	31,797,332

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$10,101	$23,753
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,557	1,182
Share-based compensation	6,124	3,533
Changes in operating assets and liabilities:
Accounts receivable	(77,151)	(1,399)
Prepaid expenses	(1,976)	1,145
Other assets	(426)	–
Accounts payable	(355)	184
Accrued expenses	866	375
Lease exit liability	(2,134)	(2,383)
Deferred revenue	(3,179)	(7,812)
Deferred rent	(563)	(450)
Net cash provided by (used in) operating activities	(65,136)	18,128
Cash flows from investing activities
Purchases of marketable securities	(202,392)	–
Proceeds from sale and maturities of marketable securities	141,611	–
Purchases of property and equipment	(8,339)	(3,809)
Net cash used in investing activities	(69,120)	(3,809)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	–	62,692
Proceeds from stock option exercises	351	425
Net cash provided by financing activities	351	63,117
Net change in cash and cash equivalents	(133,905)	77,436
Cash and cash equivalents at beginning of period	196,172	157,591
Cash and cash equivalents at end of period	$62,267	$235,027

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

Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes (ASU 2015-17).  ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent on a classified balance sheet. ASU 2015-17 is effective for annual and interim reporting periods after December 15, 2016 and companies are permitted to apply ASU 2015-17 either prospectively or retrospectively. Early adoption of ASU 2015-17 is permitted. The Company adopted ASU 2015-17 on a prospective basis in the first quarter of 2016.  The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on the Company's results of operations or cash flows.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) as modified by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (ASU 2014-14).  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. Early adoption at the original effective date, for interim and annual reporting periods beginning after December 15, 2016, will be permitted.  The new standard may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations.  Management is currently assessing which adoption method will be selected and what effect the adoption of ASU 2014-09 will have on the Company's consolidated financial statements and accompanying notes.

In February 2016, FASB issued ASU No. 2016-02, Leases (ASU 2016-02) that provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. ASU 2016-02 includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier application permitted. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that year. Early adoption is permitted. The Company is evaluating the impact of the standard on its consolidated financial statements and related disclosures.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at June 30, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,713	$47,713	$–	$–
U.S. Treasury securities	5,263	–	5,263	–
Government-sponsored enterprises	29,121	–	29,121	–
Corporate debt securities	168,973	–	168,973	–
Total assets measured at fair value(a)	$251,070	$47,713	$203,357	$–

(a) Total assets measured at fair value at June 30, 2016, includes approximately $47.7 million reported in cash and cash equivalents on the balance sheet.

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

(a) Total assets measured at fair value at December 31, 2015, includes approximately $108.0 million reported in cash and cash equivalents on the balance sheet.

The fair value of Level 2 securities is determined from market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.

3. Investments

Available-for-sale investments as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$5,262	$1	$-	$5,263
Government-sponsored enterprises	29,109	12	-	29,121
Corporate debt securities	168,927	81	(35)	168,973
Total	$203,298	$94	$(35)	$203,357

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,354	$1	$(6)	$9,349
Government-sponsored enterprises	22,055	1	(9)	22,047
Corporate debt securities	111,473	42	(34)	111,481
Total	$142,882	$44	$(49)	$142,877

All of the Company's available-for-sale investments held at June 30, 2016 and December 31, 2015 had maturity dates of less than one year, and all available-for-sale investments in an unrealized loss position as of June 30, 2016 and December 31, 2015 were in a loss position for less than twelve months.  There were no unrealized losses at June 30, 2016 or December 31, 2015 that the Company determined to be other-than-temporary.

4. Lease Exit Liability

On July 16, 2008, the Company acquired Raven Biotechnologies, Inc. (Raven), a private South San Francisco-based company focused on the development of monoclonal antibody therapeutics for treating cancer. Raven was considered a development-stage enterprise as defined in ASC 915, Development Stage Entities.

The Company undertook restructuring activities related to the acquisition of Raven. In connection with these restructuring activities, as part of the cost of acquisition, the Company established a restructuring liability attributed to an existing operating lease.  During the three months ended June 30, 2016, the Company entered into an agreement to sublease a portion of the space subject to this operating lease.  The Company will receive approximately $1.3 million in sublease payments over its term, which ends at the same time as the original lease in February 2018.  No sublease income was contemplated when the restructuring liability was recorded in 2008; therefore, the Company adjusted the liability to reflect the future sublease income during the three months ended June 30, 2016 and recorded an offset to research and development expenses of approximately $1.3 million in the same period.

Changes in the lease exit liability are as follows (in thousands):

Accrual balance at December 31, 2015	$4,713
Principal payments and other adjustments	(2,134)
Accrual balance at June 30, 2016	$2,579

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

The contingent consideration will be accounted for as additional purchase price and recorded as incremental in-process research and development expense when it is deemed probable that the contingencies will be attained. No additional amounts were recorded during the three and six months ended June 30, 2016 and 2015.

5. Collaboration and Other Agreements

Janssen Biotech, Inc.

In December 2014, the Company entered into a collaboration and license agreement with Janssen Biotech, Inc. (Janssen) for the development and commercialization of MGD011 (also known as JNJ-64052781 or duvortuxizumab), a product candidate that incorporates the Company's proprietary DART® technology to simultaneously target CD19 and CD3 for the potential treatment of B-cell hematological malignancies. The Company contemporaneously entered into an agreement with Johnson & Johnson Innovation - JJDC, Inc. (JJDC) under which JJDC agreed to purchase 1,923,077 new shares of the Company's common stock for proceeds of $75.0 million.  Upon closing the transaction in January 2015, the Company received a $50.0 million upfront payment from Janssen as well as the $75.0 million investment in the Company's common stock.

Under the collaboration and license agreement, the Company granted an exclusive license to Janssen to develop and commercialize MGD011. Following the Company's submission of the Investigational New Drug (IND) application for MGD011, Janssen became fully responsible for the development and commercialization of MGD011.  Assuming successful development and commercialization, the agreement entitled the Company to receive up to $205.0 million in development milestone payments, $220.0 million in regulatory milestone payments and $150.0 million in sales milestone payments. The Company determined that each potential future clinical and regulatory milestone is substantive.  Although the sales milestones are not considered substantive, they will be recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time.  The Company may elect to fund a portion of late-stage clinical development in exchange for a profit share with Janssen in the U.S. and Canada. If commercialized, the Company would be eligible to receive low double-digit royalties on any global net sales and has the option to co-promote the molecule with Janssen in the United States.

The Company evaluated the collaboration and license agreement with Janssen and determined that it is a revenue arrangement with multiple deliverables, or performance obligations.  The Company's substantive performance obligations under the collaboration and license agreement include the delivery of an exclusive license and research and development services during the preclinical research period (through the filing of the IND application for MGD011).   The Company evaluated the collaboration and license agreement with Janssen and determined that the license and preclinical research and development activities each represented separate deliverables and were accounted for as separate units of accounting.  The Company concluded that the license had standalone value to Janssen and was separable from the research and development services because the license was sublicensable, there were no restrictions as to Janssen's use of the license and Janssen or other third parties have significant research capabilities in this field.  Thus, the total arrangement consideration for these two deliverables was allocated using the relative best estimate of selling price method to each deliverable.  The best estimate of selling price for the exclusive license was determined using a discounted cash flow model that includes Level 3 fair value measurements. The best estimate of selling price for the research and development services was determined using third party evidence of other similar research and development arrangements, which are Level 2 fair value measurements.

The Company evaluated the stock purchase agreement and the collaboration and license agreement as one arrangement and determined that the stock purchase price of $39.00 per share exceeded the fair value of the common stock by $12.3 million. This excess was recognized in the same manner as the upfront payment allocated to the license and preclinical research and development activities.  Of the total arrangement consideration of $125.0 million, the Company allocated $62.7 million to equity (representing the fair value of common stock purchased), $62.3 million to the license and preclinical research and development activities, and a de minimis amount to the ongoing research and development activities.  The Company submitted the IND application and therefore met its performance obligation during the year ended December 31, 2015.

In July 2015, Janssen dosed the first patient in an open-label Phase 1 study of MGD011 which triggered a $10.0 million milestone to the Company.  During the six months ended June 30, 2015, the Company recognized revenues of approximately $62.3 million under the agreement.  There was no revenue recognized under this agreement during the three or six months ended June 30, 2016.

In May 2016, the Company entered into a separate collaboration and license agreement with Janssen, a related party through ownership of the Company's common stock, for the development and commercialization of MGD015, a product candidate that incorporates the Company's proprietary DART technology to simultaneously target CD3 and an undisclosed tumor target for the potential treatment of various hematological malignancies and solid tumors. The transaction closed in June 2016, and the Company received the $75.0 million upfront payment from Janssen in July 2016.

Under the collaboration and license agreement, the Company granted an exclusive license to Janssen to develop and commercialize MGD015. Janssen will complete the IND-enabling activities and will be fully responsible for the future clinical development and commercialization of MGD015.   Assuming successful development and commercialization, the agreement entitles the Company to receive up to $100.0 million in development milestone payments, $265.0 million in regulatory milestone payments and $300.0 million in sales milestone payments. The Company determined that each potential future clinical and regulatory milestone is substantive.  Although the sales milestones are not considered substantive, they will be recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time.  The Company may elect to fund a portion of late-stage clinical development in exchange for a profit share with Janssen in the U.S. and Canada. If commercialized, the Company would be eligible to receive low double-digit royalties on any global net sales and has the option to co-promote the molecule with Janssen in the United States.

The Company evaluated the collaboration and license agreement with Janssen and determined that it is a revenue arrangement with multiple deliverables, or performance obligations.  The Company's substantive performance obligations under the collaboration and license agreement include the delivery of an exclusive license and research and development services during the preclinical research period.   The Company evaluated the collaboration and license agreement with Janssen and determined that the license and preclinical research and development activities each represented separate deliverables and were accounted for as two separate units of accounting.  The Company concluded that the license had standalone value to Janssen and was separable from the research and development services because the license was sublicensable, there were no restrictions as to Janssen's use of the license and Janssen or other third parties have significant research capabilities in this field.  Thus, the total arrangement consideration for these two deliverables was allocated using the best estimate of relative selling price method to each deliverable.  The best estimate of selling price for the exclusive license was determined using information from the previous collaboration and license agreement with Janssen as well as other third party collaboration and license agreements, which are Level 2 fair value measurements. The best estimate of selling price for the research and development services was determined using other similar research and development arrangements, which are also Level 2 fair value measurements.

During the three months ended June 30, 2016, the Company recognized revenues of $75.0 million under the agreement.

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

The Company recognized revenue of approximately $0.3 million and $1.2 million under the MGD010 agreement during the three months ended June 30, 2016 and 2015, respectively.  The Company recognized revenue of approximately $1.3 million and $5.5 million under the MGD010 agreement during the six months ended June 30, 2016 and 2015, respectively.  Revenue recognized during the six months ended June 30, 2015, included a $3.0 million milestone payment received upon initiation of a Phase 1a trial of MGD010.  At June 30, 2016, $0.8 million of revenue was deferred under this agreement, all of which was current.  At December 31, 2015, $2.1 million of revenue was deferred under this agreement, all of which was current.

In September 2014, the Company and Takeda executed a research collaboration and license option agreement, which formalized the license for the initial research compound contemplated in the May 2014 arrangement. Under the terms of the agreement, Takeda may identify up to three additional compounds, which will be subject to separate research and development plans.  The Company determined that it could recognize the entire license fee allocated to this agreement as (1) the executed contract constituted persuasive evidence of an arrangement, (2) the delivery of the license occurred and the Company had no current or future performance obligations, (3) the total consideration for the license was fixed and known at the time of its execution and there were not any extended payment terms or rights of return, and (4) the cash was received.  The Company is also entitled to receive reimbursements for research and development services provided to Takeda with respect to the initial research compound under a separate research plan.  The Company recognized revenue of approximately $0.4 million and $0.7 million under this agreement during the three and six months ended June 30, 2015, respectively.  Takeda terminated its option to license the first program under this research collaboration agreement in 2015 and retains an option for three others.

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

The Company evaluated the research collaboration agreement with Servier and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company concluded that each option is substantive and that the license fees for each option are not deliverables at the inception of the arrangement and were not issued with a substantial discount. The Company's substantive performance obligations under this research collaboration include an exclusivity clause to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the preclinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company's technical expertise and committee participation. As such, the initial upfront license payment was deferred and initially recognized ratably over a 29-month period, which represented the expected development period. During 2014, the Company and Servier further refined the research plan related to the three DART molecules and as such, the development period was extended.  Based on this revised development period, the Company prospectively adjusted its period of recognition of the upfront payment to a 75-month period.

During 2014, Servier exercised its exclusive option to develop and commercialize MGD006.  As a result of the exercise, the Company received a $15.0 million payment from Servier for its license to develop and commercialize MGD006 in its territories.  Upon exercise of the option, the Company evaluated its performance obligations with respect to the license for MGD006. The Company's substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company's technical expertise and committee participation. As such, the $15.0 million license fee was deferred and is being recognized ratably over a period of 82 months, which represents the expected development period for MGD006.  In accordance with the agreement, the Company and Servier will share costs incurred to develop MGD006.  Reimbursement of research and development expenses received in connection with this collaborative cost-sharing agreement is recorded as a reduction to research and development expense. During the three months ended June 30, 2016 and 2015, the Company recorded approximately $0.7 million and $0.2 million as an offset to research and development costs under this collaboration arrangement, respectively.  During the six months ended June 30, 2016 and 2015, the Company recorded approximately $1.1 million and $0.5 million as an offset to research and development costs under this collaboration arrangement, respectively.

The Company recognized revenue under this agreement of $0.8 million and $1.0 million during the three months ended June 30, 2016 and 2015, respectively.  The Company recognized revenue under this agreement of $1.7 million and $1.8 million during the six months ended June 30, 2016 and 2015, respectively.  At June 30, 2016, $12.7 million of revenue was deferred under this agreement, $3.3 million of which was current and $9.4 million of which was non-current. At December 31, 2015, $14.4 million of revenue was deferred under this agreement, $3.3 million of which was current and $11.1 million of which was non-current.

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

The Company evaluated the collaboration agreement with Green Cross and determined that it is a revenue arrangement with multiple deliverables or performance obligations. As a result of the material modification to the arrangement in March 2014, the Company reassessed the entire arrangement in accordance with the guidance provided by ASC 605-25, Multiple Element Arrangements (Revenue Recognition) as the original agreement was accounted for prior to adopting ASU 2009-13. The Company's substantive performance obligations under this agreement include an exclusive license to its technologies, research and development services, and participation in a joint steering committee. The Company concluded that the license and the reimbursements for research and development services do not have value on a standalone basis and therefore do not represent separate units of accounting.

The initial $1.0 million upfront payment received by the Company upon execution of the original agreement is non-refundable; as such, there is no right of return for the license. Therefore, the upfront license fee and participation on the joint steering committee were treated as a combined unit of accounting and is being recognized over the term of the agreement through June 2020. Further, due to the fact the research and development services are not deemed to have stand-alone value, revenue for those services will be recognized over the entire term of the agreement (through June 2020). As a result of reassessing the arrangement in accordance with ASC 605-25, the Company was required to record an adjustment on the date of the material modification to reflect the revenue that would have resulted had the entity applied the requirements of ASC 605-25 from the inception of the agreement.  As a result, the Company recorded an additional $1.3 million of revenue during 2014.

The Company recognized revenues of approximately $0.1 million during each of the three-month periods ended June 30, 2016 and 2015 under this agreement.  The Company recognized revenues of approximately $0.2 million during each of the six-month periods ended June 30, 2016 and 2015 under this agreement.

At June 30, 2016, $1.8 million of revenue was deferred under this agreement, $0.4 million of which was current and $1.4 million of which was non-current.  At December 31, 2015, $2.0 million of revenue was deferred under this agreement, $0.4 million of which was current and $1.6 million of which was non-current.

NIAID Contract

The Company entered into a contract with the National Institute of Allergy and Infectious Diseases (NIAID), effective as of September 2015, to perform product development and to advance up to two DART molecules, including MGD014. Under this contract, the Company will develop these product candidates for Phase 1/2 clinical trials as therapeutic agents, in combination with latency reversing treatments, to deplete cells infected with human immunodeficiency virus (HIV) infection. This contract includes a base period of $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through September 14, 2022. The Company recognized $2.2 million and $3.1 million in revenue under this contract during the three and six months ended June 30, 2016, respectively.

6. Stock-Based Compensation

 Under the provisions of the Company's 2013 Stock Incentive Plan (2013 Plan), the number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0 % of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the six months ended June 30, 2016, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 5,375,064.   As of June 30, 2016, there were options to purchase an aggregate of 2,587,788 shares of common stock outstanding at a weighted average exercise price of $26.32 per share under the 2013 Plan.

The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$1,445	$881	$2,841	$1,691
General and administrative	1,678	1,021	3,283	1,842
Total stock-based compensation expense	$3,123	$1,902	$6,124	$3,533

Employee Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Six Months Ended June 30,
	2016	2015
Expected dividend yield	0%	0%
Expected volatility	63.7% - 65.4%	74%
Risk-free interest rate	1.3% - 2.1%	1.6% - 2.1%
Expected term	6.25 years	6.25 years

The following table summarizes stock option and restricted stock unit (RSU) activity during the six months ended June 30, 2016:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	4,146,064	$16.90	7.4
Granted	206,174	17.60
Exercised	(350,147)	1.12
Forfeited or expired	(94,538)	28.70
Outstanding, June 30, 2016	3,907,553	18.06	7.4	$41,198
As of June 30, 2016:
Exercisable	2,076,701	11.75	6.2	33,306
Vested and expected to vest	3,689,857	17.71	7.3	40,055

The weighted-average grant-date fair value of options granted for the six months ended June 30, 2016 was $12.78. The total intrinsic value of options exercised during the six months ended June 30, 2016 was approximately $7.2 million, and the total cash received for options exercised was approximately $0.4 million. The total fair value of shares vested in the six months ended June 30, 2016 was approximately $6.0 million. As of June 30, 2016, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was approximately $25.8 million, which the Company expects to recognize over a weighted-average period of approximately three years.

7. Net Income (Loss) Per Share

Basic income (loss) per common share is determined by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants. 257,678 and 2,020,204 stock options (common stock equivalents) were excluded from the calculation of diluted income (loss) per share for the three months ended June 30, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive. 114,148 and 738,882 stock options were excluded from the calculation of diluted income per share for the six months ended June 30, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.

Basic and diluted income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) used for calculation of basic and diluted EPS	$40,464	$(21,376)	$10,101	$23,753

Denominator:
Weighted average shares outstanding, basic	34,616,197	30,059,329	34,560,021	29,739,326
Effect of dilutive securities:
Stock options and restricted stock units	1,401,214	-	1,406,966	2,058,006
Weighted average shares outstanding, diluted	36,017,411	30,059,329	35,966,987	31,797,332

Net income (loss) per share, basic	$$1.17	$($0.71)	$$0.29	$$0.80
Net income (loss) per share, diluted	$$1.12	$($0.71)	$$0.28	$$0.75

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations, government grants and government contracts.  Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2016, combined with collaboration payments we anticipate receiving, will enable us to fund our operations into 2018, assuming all of our collaboration programs advance as currently contemplated.

Through June 30, 2016, we had an accumulated deficit of $224.1 million.  We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.

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

In May 2016, we entered into a separate collaboration and license agreement with Janssen for the development and commercialization of MGD015, a product candidate that incorporates our proprietary DART technology to simultaneously target CD3 and an undisclosed tumor target for the potential treatment of various hematological malignancies and solid tumors. The transaction closed in June 2016, and we received the $75.0 million upfront payment from Janssen in July 2016.  Under the collaboration and license agreement, we granted an exclusive license to Janssen to develop and commercialize MGD015. Janssen will complete the IND-enabling activities and will be fully responsible for the future clinical development and commercialization of MGD015.   Assuming successful development and commercialization, the agreement entitles us to receive up to $665.0 million in development, regulatory and sales milestone payments. If commercialized, we would be eligible to receive low double-digit royalties on any global net sales and have the option to co-promote the molecule with Janssen in the United States.

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

In September 2014, we entered into a research collaboration and license option agreement with Takeda.  Under the terms of this agreement, Takeda received an option to obtain an exclusive worldwide license for up to four product candidates and will fund all research and development activities related to the selected programs, including reimbursement of our expenses. Assuming successful development and commercialization by Takeda, we could receive up to approximately $400.0 million in program initiation, preclinical, clinical, regulatory and commercialization milestone payments for each potential product candidate. If commercialized, we would receive low double-digit to high-teen royalties on any global net sales and have the option to co-promote each product candidate with Takeda in the United States. Finally, we may elect to fund a portion of Phase 3 clinical development of each product candidate in exchange for a North American profit share.  Takeda terminated its option to license the first program under this research collaboration agreement in 2015 and retains an option for three others.

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

Critical Accounting Policies and Significant Judgments and Estimates

 Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the three months ended June 30, 2016.

Results of Operations

Revenue

The following represents a comparison of our revenue for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase/(Decrease)
	2016	2015
	(dollars in millions)

Revenue from collaborative agreements	$78.5	$5.6	$72.9	1302%
Revenue from government agreements	2.2	1.1	1.1	95%
Total revenue	$80.7	$6.7	$74.0	1101%

	Six Months Ended June 30,		Increase/(Decrease)
	2016	2015
	(dollars in millions)

Revenue from collaborative agreements	$80.4	$76.8	$3.6	5%
Revenue from government agreements	3.1	1.2	1.9	154%
Total revenue	$83.5	$78.0	$5.5	7%

The increase in collaboration revenue of $72.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily due to the $75.0 million in revenue recognized under the Janssen MGD015 agreement and a $2.0 million milestone received from Pfizer, Inc.  These increases were partially offset by decreases in revenue recognition related to the Boehringer Ingelheim International (Boehringer) and Takeda MGD010 agreements. Revenue under the Boehringer agreement decreased because the development period, and therefore the related revenue recognition period, was completed in September 2015, and revenue from the Takeda agreement decreased due to the extension of the development period, and therefore the recognition of deferred revenue, in the first quarter of 2016.

The increase in collaboration revenue of $3.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily due to the $75.0 million in revenue recognized under the Janssen MGD015 agreement compared to $62.3 million recognized in the first quarter of 2015 under the Janssen MGD011 agreement and a $2.0 million milestone received from Pfizer, Inc. during the three months ended June 30, 2016.  These increases were partially offset by decreases in revenue recognition related to the Boehringer and Takeda MGD010 agreements. Revenue under the Boehringer agreement decreased because the development period, and therefore the related revenue recognition period, was completed in September 2015, and revenue from the Takeda agreement decreased due to the extension of the development period, and therefore the recognition of deferred revenue, in the first quarter of 2016 and due to a $3.0 million milestone being recognized in the first quarter of 2015.

Revenue from government agreements increased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 primarily due to an increase in revenue from the NIAID contract.

Research and Development Expense

The following represents a comparison of our research and development expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase/(Decrease)
	2016	2015
	(dollars in millions)

Margetuximab	$12.4	$10.7	$1.7	16%
Enoblituzumab	4.4	2.6	1.8	69%
MGD006	0.1	0.4	(0.3)	(75%)
MGD007	0.6	0.9	(0.3)	(33%)
MGD009	0.6	-	0.6	N/A
MGD010	1.4	2.1	(0.7)	(33%)
MGD011	0.7	0.4	0.3	75%
Immune checkpoint programs*	5.3	-	5.3	N/A
Other preclinical and clinical programs, collectively	7.8	5.6	2.2	39%
Total research and development expense	$33.3	$22.7	$10.6	47%

*Immune checkpoint program expenses for the three months ended June 30, 2015 were included in Other preclinical and clinical programs, collectively.

	Six Months Ended June 30,		Increase/(Decrease)
	2016	2015
	(dollars in millions)

Margetuximab	$19.8	$19.4	$0.4	2%
Enoblituzumab	8.6	5.0	3.6	72%
MGD006	1.9	1.1	0.8	73%
MGD007	1.6	1.4	0.2	14%
MGD009	1.5	-	1.5	N/A
MGD010	3.2	4.3	(1.1)	(26%)
MGD011	2.1	1.4	0.7	50%
Immune checkpoint programs*	10.8	-	10.8	N/A
Other preclinical and clinical programs, collectively	11.2	11.5	(0.3)	(3%)
Total research and development expense	$60.7	$44.1	$16.6	38%

*Immune checkpoint program expenses for the six months ended June 30, 2015 were included in Other preclinical and clinical programs, collectively.

During the three and six months ended June 30, 2016 our research and development expense increased by $10.6 million and $16.6 million, respectively, compared to the three and six months ended June 30, 2015. This increase was due primarily to increased activity in our preclinical immune checkpoint programs, including MGD013, the initiation of a Phase 1 clinical trial of MGD009 and the initiation of two Phase 1 clinical trials combining enoblituzumab with other compounds.  These increases were partially offset by a $1.3 million reduction in research and development expense related to the adjustment of the lease exit liability (see Note 4 of the Notes to the Consolidated Financial Statements for additional information).

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase/(Decrease)
	2016	2015
	(dollars in millions)

General and administrative expense	$7.2	$5.3	$1.9	35%

	Six Months Ended June 30,		Increase/(Decrease)
	2016	2016
	(dollars in millions)

General and administrative expense	$13.4	$10.0	$3.4	34%

General and administrative expense increased for the three and six months ended June 30, 2016 compared to 2015 primarily due to increased professional fees, recruiting costs, and stock-based compensation expense.

Other Income (Expense)

The increase in other income for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 is primarily due to an increase in interest income earned on investments.

Liquidity and Capital Resources

We have historically financed our operations primarily through public and private offerings of equity, upfront fees, milestone payments and license option fees from collaborators and reimbursement through government grants and contracts.    As of June 30, 2016, we had $265.6 million in cash, cash equivalents and marketable securities. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to receive additional reimbursement from our collaborators for certain research and development services rendered, additional milestone and opt-in payments and grant revenue. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of June 30, 2016, as well as other collaboration payments we anticipate receiving, will enable us to fund our operations into 2018, assuming all of our programs advance as currently contemplated.

Cash Flows

The following table represents a summary of our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(dollars in millions)

Net cash provided by (used in):
Operating activities	$(65.1)	$18.1
Investing activities	(69.1)	(3.8)
Financing activities	0.4	63.1
Net increase (decrease) in cash and cash equivalents	$(133.9)	$77.4

Operating Activities

Net cash provided by (used in) operating activities reflects, among other things, the amounts used to run our clinical trials and preclinical activities. The difference between net cash used in operating activities during the six months ended June 30, 2016 and net cash provided by operating activities during the six months ended June 30, 2015 was primarily due to the fact that the $75.0 million upfront payment from Janssen under the MGD015 agreement was recognized as revenue during the six months ended June 30, 2016, but was not received until after June 30, 2016.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2016 is primarily due to investing our cash in marketable securities and making leasehold improvements to our facilities.  Net cash used in investing activities during the six months ended June 30, 2015 was primarily due to the acquisition of additional lab equipment needed to further our research and development activities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 reflects cash from stock option exercises.  Net cash provided by financing activities for the six months ended June 30, 2015 included net proceeds from the JJDC investment and cash from stock option exercises.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of June 30, 2016, we had cash, cash equivalents and marketable securities of $265.6 million. Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting has occurred during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 3, 2016

EXHIBIT INDEX

Exhibit Page Number

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