Form 10-Q
period 2016-09-30
MACROGENICS INC
filed 2016-11-02
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 34,835,724 shares.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at September 30, 2016 (unaudited) and December 31, 2015

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and September 30, 2015 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015 (unaudited)

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,901	$196,172
Marketable securities	201,222	142,877
Accounts receivable	3,008	1,224
Prepaid expenses	1,311	1,806
Other current assets	844	305
Total current assets	316,286	342,384
Property and equipment, net	18,473	14,841
Marketable securities, non-current	3,001	–
Other assets	2,104	2,044
Total assets	$339,864	$359,269

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,374	$2,967
Accrued expenses	15,370	11,708
Deferred revenue	3,783	5,866
Lease exit liability	1,525	2,020
Other liabilities	–	727
Total current liabilities	22,052	23,288
Deferred revenue, net of current portion	9,794	12,631
Lease exit liability, net of current portion	715	2,693
Deferred rent liability	6,474	7,320
Other liabilities	727	–
Total liabilities	39,762	45,932
Stockholders' equity:
Common stock, $0.01 par value – 125,000,000 shares authorized, 34,813,334 and 34,345,754 shares outstanding at September 30, 2016 and December 31, 2015, respectively	348	343
Additional paid-in capital	557,667	547,185
Accumulated deficit	(257,931)	(234,186)
Accumulated other comprehensive income (loss)	18	(5)
Total stockholders' equity	300,102	313,337
Total liabilities and stockholders' equity	$339,864	$359,269

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Revenue from collaborative agreements	$2,014	$14,681	$82,404	$91,444
Revenue from government agreements	1,241	—	4,370	1,232
Total revenues	3,255	14,681	86,774	92,676
Costs and expenses:
Research and development	30,296	24,103	90,982	68,227
General and administrative	7,224	6,021	20,596	16,050
Total costs and expenses	37,520	30,124	111,578	84,277
Income (loss) from operations	(34,265)	(15,443)	(24,804)	8,399
Other income (expense)	419	1	1,059	(88)
Net income (loss)	(33,846)	(15,442)	(23,745)	8,311
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(41)	-	23	-
Comprehensive income (loss)	$(33,887)	$(15,442)	$(23,722)	$8,311

Basic net income (loss) per common share	$(0.97)	$(0.46)	$(0.69)	$0.27
Diluted net income (loss) per common share	$(0.97)	$(0.46)	$(0.69)	$0.25
Basic weighted average common shares outstanding	34,766,440	33,339,163	34,629,330	30,952,458
Diluted weighted average common shares outstanding	34,766,440	33,339,163	34,629,330	32,960,233

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(23,745)	$8,311
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,634	1,671
Share-based compensation	9,126	5,631
Changes in operating assets and liabilities:
Accounts receivable	(1,784)	191
Prepaid expenses	495	2,227
Other assets	(599)	300
Accounts payable	(133)	872
Accrued expenses	3,895	1,190
Lease exit liability	(2,473)	(2,833)
Deferred revenue	(4,920)	(11,668)
Deferred rent	(846)	4,602
Net cash provided by (used in) operating activities	(15,350)	10,494
Cash flows from investing activities
Purchases of marketable securities	(269,697)	–
Proceeds from sale and maturities of marketable securities	207,733	–
Purchases of property and equipment	(10,319)	(6,417)
Net cash used in investing activities	(72,283)	(6,417)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	–	203,467
Proceeds from stock option exercises	1,362	632
Net cash provided by financing activities	1,362	204,099
Net change in cash and cash equivalents	(86,271)	208,176
Cash and cash equivalents at beginning of period	196,172	157,591
Cash and cash equivalents at end of period	$109,901	$365,767

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at September 30, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$46,991	$46,991	$–	$–
Government-sponsored enterprises	37,655	–	37,655	–
Corporate debt securities	166,568	–	166,568	–
Total assets measured at fair value(a)	$251,214	$46,991	$204,223	$–

(a) Total assets measured at fair value at September 30, 2016, includes approximately $47.0 million reported in cash and cash equivalents on the balance sheet.

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

3. Marketable Securities

Available-for-sale marketable securities as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$37,645	$10	$-	$37,655
Corporate debt securities	166,560	93	(85)	166,568
Total	$204,205	$103	$(85)	$204,223

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,354	$1	$(6)	$9,349
Government-sponsored enterprises	22,055	1	(9)	22,047
Corporate debt securities	111,473	42	(34)	111,481
Total	$142,882	$44	$(49)	$142,877

One of the Company's available-for-sale securities held at September 30, 2016 had a maturity between one and two years.  The remaining securities held at September 30, 2016 had maturity dates of less than one year.  All of the Company's available-for-sale securities held at December 31, 2015 had maturity dates of less than one year.  All available-for-sale securities in an unrealized loss position as of September 30, 2016 and December 31, 2015 were in a loss position for less than twelve months.  There were no unrealized losses at September 30, 2016 or December 31, 2015 that the Company determined to be other-than-temporary.

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

Changes in the lease exit liability are as follows (in thousands):

Accrual balance at December 31, 2015	$4,713
Principal payments and other adjustments (net of sublease receipts)	(2,473)
Accrual balance at September 30, 2016	$2,240

5. Collaboration and Other Agreements

Janssen Biotech, Inc.

In December 2014, the Company entered into a collaboration and license agreement with Janssen Biotech, Inc. (Janssen) for the development and commercialization of MGD011 (also known as JNJ-64052781 or duvortuxizumab), a product candidate that incorporates the Company's proprietary DART® technology to simultaneously target CD19 and CD3 for the potential treatment of B-cell hematological malignancies (MGD011 Agreement). The Company contemporaneously entered into an agreement with Johnson & Johnson Innovation - JJDC, Inc. (JJDC) under which JJDC agreed to purchase 1,923,077 new shares of the Company's common stock for proceeds of $75.0 million.  Upon closing the transaction in January 2015, the Company received a $50.0 million upfront payment from Janssen as well as the $75.0 million investment in the Company's common stock.

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

In July 2015, Janssen dosed the first patient in an open-label Phase 1 study of MGD011 which triggered a $10.0 million milestone to the Company.  During the nine months ended September 30, 2015, the Company recognized revenues of approximately $72.3 million under the MGD011 Agreement.  There was no revenue recognized under the MGD011 Agreement during the three and nine months ended September 30, 2016.

In May 2016, the Company entered into a separate collaboration and license agreement with Janssen, a related party through ownership of the Company's common stock, for the development and commercialization of MGD015, a product candidate that incorporates the Company's proprietary DART technology to simultaneously target CD3 and an undisclosed tumor target for the potential treatment of various hematological malignancies and solid tumors (MGD015 Agreement). The transaction closed in June 2016, and the Company received the $75.0 million upfront payment from Janssen in July 2016.

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

During the nine months ended September 30, 2016, the Company recognized revenues of $75.0 million under the MGD015 Agreement.

Takeda Pharmaceutical Company Limited

In May 2014, the Company entered into a license and option agreement with Takeda Pharmaceutical Company Limited (Takeda) for the development and commercialization of MGD010, a product candidate that incorporates the Company's proprietary DART technology to simultaneously engage CD32B and CD79B, which are two B-cell surface proteins.  MGD010 is being developed for the treatment of autoimmune disorders.  Upon execution of the agreement, Takeda made a non-refundable payment of $15.0 million to the Company.  Takeda had an option to obtain an exclusive worldwide license for MGD010 following the completion of a pre-defined Phase 1a study.  Following the recent announcement of its therapeutic area re-prioritization, Takeda gave formal notification in September 2016 that it did not intend to exercise this option.  As a result of Takeda not exercising the option, the Company regained worldwide development and commercialization rights to MGD010.

At the inception of the license and option agreement with Takeda, the Company evaluated it and determined that it was a revenue arrangement with multiple deliverables, or performance obligations. The Company's substantive performance obligations under the license and option agreement included exclusivity, research and development services through the Phase 1a study and delivery of a future license for an initial research compound.  The Company concluded that the MGD010 option was substantive and that the license fee payable upon exercise of the option was not a deliverable at the inception of the arrangement as there was considerable uncertainty that the option would be exercised. The Company determined that each potential future clinical and regulatory milestone was substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time.   The Company determined that these performance obligations represent a single unit of accounting, because the exclusivity clause does not have stand-alone value to Takeda without the Company's technical expertise and development through the pre-defined Phase 1a study.

After identifying the deliverables included within the arrangement, the Company determined its best estimate of selling price.  The Company allocated $10.0 million to the exclusivity clause to its technology and the research and development services and $5.0 million to the exclusive license for the initial research compound.  The Company's determination of best estimate of selling price for the research and development services relied upon other similar transactions.  The Company relied upon the income approach (e.g., discounted future cash flows) to determine the value of the license of the to-be-delivered compound along with other similar license transactions with differing indications but similar stage of development. The portion of the up-front fee allocated to the MGD010 option was being recognized over an initial 24-month period, which represented the expected period of development through the completion of a pre-defined Phase 1a study.  During the first quarter of 2016, the Company determined that the development period would be extended by eight months, and prospectively adjusted the MGD010 option fee recognition period.  The portion of the up-front fee allocated to the license for the initial research compound was deferred until the research collaboration and license option agreement was executed and the license delivered in September 2014.  Upon the notification that Takeda would not exercise the option to obtain an exclusive worldwide license for MGD010 during the three months ended September 30, 2016, the Company's performance obligation to Takeda ceased, and the remaining deferred revenue under the MGD010 agreement was recognized in full.

The Company recognized revenue of approximately $0.8 million and $1.3 million under the MGD010 agreement during the three months ended September 30, 2016 and 2015, respectively.  The Company recognized revenue of approximately $2.1 million and $6.8 million under the MGD010 agreement during the nine months ended September 30, 2016 and 2015, respectively.  Revenue recognized during the nine months ended September 30, 2015, included a $3.0 million milestone payment received upon initiation of a Phase 1a trial of MGD010.  At September 30, 2016, no revenue was deferred under this agreement.  At December 31, 2015, $2.1 million of revenue was deferred under this agreement, all of which was current.

In September 2014, the Company and Takeda executed a research collaboration and license option agreement, which formalized the license for the initial research compound contemplated in the May 2014 arrangement. Under the terms of the agreement, Takeda may identify up to three additional compounds, which will be subject to separate research and development plans.  The Company determined that it could recognize the entire license fee allocated to this agreement as (1) the executed contract constituted persuasive evidence of an arrangement, (2) the delivery of the license occurred and the Company had no current or future performance obligations, (3) the total consideration for the license was fixed and known at the time of its execution and there were not any extended payment terms or rights of return, and (4) the cash was received.  The Company is also entitled to receive reimbursements for research and development services provided to Takeda with respect to the initial research compound under a separate research plan.  The Company recognized revenue of approximately $0.5 million and $1.1 million under this agreement during the three and nine months ended September 30, 2015, respectively.  Takeda terminated its option to license the first program under this research collaboration agreement in 2015 and retains an option for three others.

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

During 2014, Servier exercised its exclusive option to develop and commercialize MGD006.  As a result of the exercise, the Company received a $15.0 million payment from Servier for its license to develop and commercialize MGD006 in its territories.  Upon exercise of the option, the Company evaluated its performance obligations with respect to the license for MGD006. The Company's substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company's technical expertise and committee participation. As such, the $15.0 million license fee was deferred and is being recognized ratably over a period of 82 months, which represents the expected development period for MGD006.  In accordance with the agreement, the Company and Servier will share costs incurred to develop MGD006.  Reimbursement of research and development expenses received in connection with this collaborative cost-sharing agreement is recorded as a reduction to research and development expense. During the three months ended September 30, 2016, the Company recorded approximately $1.0 million as an offset to research and development costs under this collaboration arrangement.  No such offset to research and development costs was recorded during the three months ended September 30, 2015.  During the nine months ended September 30, 2016 and 2015, the Company recorded approximately $2.1 million and $0.5 million as an offset to research and development costs under this collaboration arrangement, respectively.

The Company recognized revenue under this agreement of $0.8 million and $0.8 million during the three months ended September 30, 2016 and 2015, respectively.  The Company recognized revenue under this agreement of $2.5 million and $2.6 million during the nine months ended September 30, 2016 and 2015, respectively.  At September 30, 2016, $11.9 million of revenue was deferred under this agreement, $3.3 million of which was current and $8.6 million of which was non-current. At December 31, 2015, $14.4 million of revenue was deferred under this agreement, $3.3 million of which was current and $11.1 million of which was non-current.

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

The Company recognized revenues of approximately $0.1 million during each of the three-month periods ended September 30, 2016 and 2015 under this agreement.  The Company recognized revenues of approximately $0.3 million during each of the nine-month periods ended September 30, 2016 and 2015 under this agreement.

At September 30, 2016, $1.7 million of revenue was deferred under this agreement, $0.5 million of which was current and $1.2 million of which was non-current.  At December 31, 2015, $2.0 million of revenue was deferred under this agreement, $0.4 million of which was current and $1.6 million of which was non-current.

NIAID Contract

The Company entered into a contract with the National Institute of Allergy and Infectious Diseases (NIAID), effective as of September 2015, to perform product development and to advance up to two DART molecules, including MGD014. Under this contract, the Company will develop these product candidates for Phase 1/2 clinical trials as therapeutic agents, in combination with latency reversing treatments, to deplete cells infected with human immunodeficiency virus (HIV) infection. This contract includes a base period of $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through September 14, 2022. The Company recognized $1.2 million and $4.3 million in revenue under this contract during the three and nine months ended September 30, 2016, respectively.

6. Stock-Based Compensation

 Under the provisions of the Company's 2013 Stock Incentive Plan (2013 Plan), the number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0 % of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the nine months ended September 30, 2016, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 5,375,064.   As of September 30, 2016, there were options to purchase an aggregate of 2,621,944 shares of common stock outstanding at a weighted average exercise price of $26.61 per share under the 2013 Plan.

The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$1,403	$916	$4,243	$2,607
General and administrative	1,600	1,182	4,883	3,024
Total stock-based compensation expense	$3,003	$2,098	$9,126	$5,631

Employee Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Nine Months Ended September 30,
	2016	2015
Expected dividend yield	0%	0%
Expected volatility	63.7% - 67.7%	74% - 75%
Risk-free interest rate	1.2% - 2.1%	1.6% - 2.1%
Expected term	6.25 years	6.25 years

The following table summarizes stock option and restricted stock unit (RSU) activity during the nine months ended September 30, 2016:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	4,146,064	$16.90	7.4
Granted	346,524	22.50
Exercised	(469,442)	3.07
Forfeited or expired	(166,494)	26.50
Outstanding, September 30, 2016	3,856,652	18.67	7.2	$45,214
As of September 30, 2016:
Exercisable	2,160,650	12.86	6.1	37,400
Vested and expected to vest	3,654,153	18.32	7.1	44,082

The weighted-average grant-date fair value of options granted for the nine months ended September 30, 2016 was $14.81. The total intrinsic value of options exercised during the nine months ended September 30, 2016 was approximately $9.6 million, and the total cash received for options exercised was approximately $1.4 million. The total fair value of shares vested in the nine months ended September 30, 2016 was approximately $8.8 million. As of September 30, 2016, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was approximately $24.2 million, which the Company expects to recognize over a weighted-average period of approximately three years.

7. Net Income (Loss) Per Share

Basic income (loss) per common share is determined by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants. 1,458,168 and 1,916,156 stock options (common stock equivalents) were excluded from the calculation of diluted income (loss) per share for the three months ended September 30, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive. 1,424,980 and 911,304 stock options were excluded from the calculation of diluted income per share for the nine months ended September 30, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.

Basic and diluted income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) used for calculation of basic and diluted EPS	$(33,846)	$(15,442)	$(23,745)	$8,311

Denominator:
Weighted average shares outstanding, basic	34,766,440	33,339,163	34,629,330	30,952,458
Effect of dilutive securities:
Stock options and restricted stock units	-	-	-	2,007,775
Weighted average shares outstanding, diluted	34,766,440	33,339,163	34,629,330	32,960,233

Net income (loss) per share, basic	$($0.97)	$($0.46)	$($0.69)	$$0.27
Net income (loss) per share, diluted	$($0.97)	$($0.46)	$($0.69)	$$0.25

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations, government grants and government contracts.  Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of September 30, 2016, combined with collaboration payments we anticipate receiving, will enable us to fund our operations for approximately two years, assuming all of our programs and collaborations advance as currently contemplated.

Through September 30, 2016, we had an accumulated deficit of $257.9 million.  We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.

Strategic Collaborations and Licenses

We pursue a balanced approach between product candidates that we develop ourselves and those that we develop through collaborators. Under our current strategic collaborations, we have received significant non-dilutive funding to date and continue to have rights to additional funding upon achievement of key product development and regulatory milestones, and royalties and sales milestones upon the commercial sale of products.  Our most significant strategic collaborations include the following:

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

In addition, our technology platforms are generally applicable to a wide variety of potential therapeutic uses. Our core focus is in developing potential cancer treatments, but we also pursue programs related to autoimmune and inflammatory disorders as well as infectious diseases. For these therapeutic areas, in particular, we complement our internal expertise and capabilities with strategic collaborators that may help us advance those programs. For example, we created MGD010, a DART molecule targeting two antigens found on B cells, CD32B and CD79B, that we believe may have potential applicability in a wide variety of autoimmune and inflammatory disorders. We had initially chosen to collaborate with Takeda with respect to this program, but they have since strategically re-prioritized their therapeutic areas of interest and as a result we regained the rights to MGD010. We plan to continue to move this program forward and will consider the appropriate balance between internal development and strategic collaborations.
Similarly, we created a DART molecule targeting CD3 and the HIV envelope protein to potentially eliminate latent reservoirs of HIV in patients who are taking anti-retroviral therapy. We receive funding under this program from the National Institute of Allergy and Infectious Diseases, one of the National Institutes of Health, and collaborate in the execution of this program with the University of North Carolina, Chapel Hill and Duke University, among others.
Finally, teplizumab is an immunomodulatory anti-CD3 monoclonal antibody in our portfolio. This molecule is being evaluated in a Phase 2 study for potential application to patients at risk of developing Type 1 diabetes. We have elected to collaborate with NIDDK/TrialNet to execute this clinical trial. In addition, we continue to seek strategic collaborations for the advancement of this program that could include joint funding, spinning the program out into a new company, divesting the program or pursuing other transaction structures that we feel would be aligned with our strategic objectives and provide financial consideration commensurate with our expectations of value for the program.

Critical Accounting Policies and Significant Judgments and Estimates

 Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the three months ended September 30, 2016.

Results of Operations

Revenue

The following represents a comparison of our revenue for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase/(Decrease)
	2016	2015
	(dollars in millions)

Revenue from collaborative agreements	$2.0	$14.7	$(12.7)	(86)%
Revenue from government agreements	1.2	-	1.2	NA
Total revenue	$3.2	$14.7	$(11.5)	(78)%

	Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015
	(dollars in millions)

Revenue from collaborative agreements	$82.4	$91.4	$(9.0)	(10)%
Revenue from government agreements	4.4	1.2	3.2	254%
Total revenue	$86.8	$92.6	$(5.8)	(6)%

The decrease in collaboration revenue of $12.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily due to the $10.0 million milestone payment from Janssen recognized in the third quarter of 2015 and the decrease in revenue recognition related to the Boehringer Ingelheim International (Boehringer) agreement. Revenue under the Boehringer agreement decreased because the development period, and therefore the related revenue recognition period, was completed in September 2015.

The decrease in collaboration revenue of $9.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily due to decreases in revenue recognition related to the Boehringer and Takeda MGD010 agreements. Revenue under the Boehringer agreement decreased because the development period, and therefore the related revenue recognition period, was completed in September 2015.  Revenue from the Takeda agreement decreased primarily due to a $3.0 million milestone being recognized during the nine months ended September 30, 2015. These decreases were partially offset by the $75.0 million in revenue recognized during the nine months ended September 30, 2016 under the Janssen MGD015 agreement and a $2.0 million milestone received from Pfizer, Inc. during the nine months ended September 30, 2016 compared to $72.3 million recognized during the nine months ended September 30, 2015 under the Janssen MGD011 agreement.

Revenue from government agreements increased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 primarily due to revenue from the NIAID contract which began in September 2015.

Research and Development Expense

The following represents a comparison of our research and development expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase/(Decrease)
	2016	2015
	(dollars in millions)

Margetuximab	$9.3	$8.7	$0.6	7%
Enoblituzumab	5.3	3.5	1.8	51%
MGD006[a]	0.5	0.8	(0.3)	(38%)
MGD007	0.9	1.3	(0.4)	(31%)
MGD009	0.9	1.1	(0.2)	(18%)
MGD010	2.4	1.8	0.6	33%
MGD011[a]	(1.8)	0.4	(2.2)	(550%)
Immune checkpoint programs[b]	6.6	-	6.6	N/A
Other pre-clinical and clinical programs, collectively	6.2	6.5	(0.3)	(5%)
Total research and development expense	$30.3	$24.1	$6.2	26%

	Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015
	(dollars in millions)

Margetuximab	$29.1	$28.1	$1.0	4%
Enoblituzumab	13.9	8.5	5.4	64%
MGD006[a]	2.4	1.8	0.6	33%
MGD007	2.5	2.7	(0.2)	(7%)
MGD009	2.4	3.1	(0.7)	(23%)
MGD010	5.7	6.1	(0.4)	(7%)
MGD011[a]	0.3	1.8	(1.5)	(83%)
Immune checkpoint programs[b]	17.4	-	17.4	N/A
Other pre-clinical and clinical programs, collectively	17.3	16.1	1.2	7%
Total research and development expense	$91.0	$68.2	$22.8	33%

a - Expenses are shown net of reimbursements from partner.

b - Immune checkpoint program expenses for the three and nine months ended September 30, 2015 were included in Other preclinical and clinical programs, collectively.

During the three and nine months ended September 30, 2016 our research and development expense increased by $6.2 million and $22.8 million, respectively, compared to the three and nine months ended September 30, 2015. This increase was due primarily to increased activity in our preclinical immune checkpoint programs, including MGD013, the initiation of two Phase 1 clinical trials combining enoblituzumab with other compounds and the addition of the NIAID MGD014 contract.  During the three and nine months ended September 30, 2016, the increase was partially offset by $1.8 million and $1.9 million, respectively, in cost reimbursement from Janssen under the MGD011 Agreement.  During the nine months ended September 30, 2016, the increase was also partially offset by a $1.3 million reduction in research and development expense related to the adjustment of the lease exit liability (see Note 4 of the Notes to the Consolidated Financial Statements for additional information).

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase/(Decrease)
	2016	2015
	(dollars in millions)

General and administrative expense	$7.2	$6.0	$1.2	20%

	Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015
	(dollars in millions)

General and administrative expense	$20.6	$16.1	$4.5	28%

General and administrative expense increased for the three and nine months ended September 30, 2016 compared to 2015 primarily due to increased staff, recruiting costs, and stock-based compensation expense.

Other Income (Expense)

The increase in other income for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 is primarily due to an increase in interest income earned on marketable securities.

Liquidity and Capital Resources

We have historically financed our operations primarily through public and private offerings of equity, upfront fees, milestone payments and license option fees from collaborators and reimbursement through government grants and contracts.    As of September 30, 2016, we had $314.1 million in cash, cash equivalents and marketable securities. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to receive additional reimbursement from our collaborators for certain research and development services rendered, additional milestone and opt-in payments and grant revenue. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of September 30, 2016, as well as other collaboration payments we anticipate receiving, will enable us to fund our operations for approximately two years, assuming all of our programs and collaborations advance as currently contemplated.

Cash Flows

The following table represents a summary of our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(dollars in millions)

Net cash provided by (used in):
Operating activities	$(15.3)	$10.5
Investing activities	(72.3)	(6.4)
Financing activities	1.4	204.1
Net increase (decrease) in cash and cash equivalents	$(86.2)	$208.2

Operating Activities

Net cash provided by (used in) operating activities reflects, among other things, the amounts used to run our clinical trials and preclinical activities. The difference between net cash used in operating activities during the nine months ended September 30, 2016 and net cash provided by operating activities during the nine months ended September 30, 2015 was primarily due to the factors described in Results of Operations above.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2016 is primarily due to investing our cash in marketable securities and making leasehold improvements to our facilities.  Net cash used in investing activities during the nine months ended September 30, 2015 was primarily due to the acquisition of additional lab equipment needed to further our research and development activities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 reflects cash from stock option exercises.  Net cash provided by financing activities for the nine months ended September 30, 2015 included net proceeds from the JJDC investment and cash from stock option exercises.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of September 30, 2016, we had cash, cash equivalents and marketable securities of $314.1 million. Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting has occurred during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 2, 2016

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