Form 10-K
period 2016-12-31
MACROGENICS INC
filed 2017-02-28
CIK 1125345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 001-36112

MACROGENICS, INC.
(Exact name of registrant)

Delaware	06-1591613
(State of organization)	(I.R.S. Employer Identification Number)

9704 Medical Center Drive, Rockville, Maryland 20850
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
Yes   ☐ No   ☑

The aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $936 million based on the closing price of the registrant's common stock on the NASDAQ Global Select Market on that date.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant's common stock outstanding on February 24, 2017 was 34,974,985.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MacroGenics, Inc.'s definitive proxy statement for the 2017 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under "Risk Factors"), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•	our plans to develop and commercialize our product candidates;

•	the outcomes of our ongoing and planned clinical trials and the timing of those outcomes;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to enter into new collaborations or to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;

•	our ability to recover the investment in our manufacturing capabilities;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	significant competition in our industry;

•	costs of litigation and the failure to successfully defend lawsuits and other claims against us;

•	economic, political and other risks associated with our international operations;

•	our ability to receive research funding and achieve anticipated milestones under our collaborations;

•	our ability to protect and enforce patents and other intellectual property;

•	costs of compliance and our failure to comply with new and existing governmental regulations including, but not limited to, tax regulations;

•	loss or retirement of key members of management;

•	failure to successfully execute our growth strategy, including any delays in our planned future growth; and

•	our failure to maintain effective internal controls.
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
Overview
We are a biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer as well as various autoimmune disorders and infectious diseases. We currently have a pipeline of product candidates in human clinical testing that have been created primarily using our proprietary technology platforms. We believe our programs have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.
Our most advanced clinical product candidate is margetuximab, a monoclonal antibody directed against human epidermal growth factor receptor 2, or HER2, that has been enhanced using our proprietary "Fc Optimization" platform described in greater detail below. The HER2 protein is expressed by certain breast, gastroesophageal and other cancers. We have an ongoing Phase 3 clinical trial, which we call SOPHIA, to study margetuximab in patients with HER2 positive metastatic breast cancer that has progressed despite treatment with other HER2-directed therapeutic agents. We anticipate that a successful outcome from the SOPHIA study will allow us to seek approval of the product from the U.S. Food and Drug Administration, or FDA. We are also conducting a Phase 1b/2 clinical trial by treating patients with HER2-positive gastric or gastroesophageal junction cancer with margetuximab in combination with an anti-PD-1 monoclonal antibody, an immune checkpoint inhibitor molecule that plays a critical role in modulation of the immune system's response to cancer.
We are also developing several product candidates targeting B7-H3, a protein in the B7 family of immune regulator proteins. B7-H3 is widely expressed by a number of different tumor types and may play a key role in regulating the immune response to various types of cancer. There are no currently approved therapeutic agents directed against B7-H3. We have two clinical product candidates directed against B7-H3, enoblituzumab and MGD009, and we also have ongoing research efforts underway to advance MGC018, an antibody-drug conjugate, or ADC, directed against B7-H3. Our most advanced candidate in this franchise, enoblituzumab, is a monoclonal antibody that has also been enhanced using our Fc Optimization platform. Enoblituzumab is being evaluated clinically in multiple studies – as monotherapy, in combination with an anti-PD-1 antibody and in combination with an anti-CTLA-4 antibody, another immune checkpoint inhibitor – in each case, across multiple tumor types.
MGD009 is one of six clinical-stage molecules developed using our proprietary platform technology for making DART® molecules, which is described in greater detail below. Unlike standard monoclonal antibodies, DART molecules are bispecific, which means they can be directed against two different biological targets, and therefore lend themselves to a variety of different applications. MGD009, for example, is directed to both B7-H3 expressed on tumor cells as well as CD3, a protein expressed by normal T cells, which are specialized white blood cells in the human immune system. In preclinical models, MGD009 has re-directed T cells to reduce or eliminate B7-H3 expressing tumors. We are currently conducting a Phase 1 clinical trial with MGD009 in patients with B7-H3 positive tumors.
Four additional DART molecules, MGD006 (or flotetuzumab), MGD007, MGD011 (or duvortuxizumab) and PF-06671008, are also currently in Phase 1 clinical testing and each uses the same approach of targeting CD3 and a specific tumor antigen known to be expressed on certain cancers. Flotetuzumab is being tested in patients with relapsed and refractory acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS) and MGD007 is being tested in patients with colorectal cancer. Our collaborator, Les Laboratoires Servier and Institut de Recherches Servier, or, collectively, Servier, has development and commercialization rights outside North America, Japan, Korea and India for flotetuzumab and has an option to gain similar rights with regards to MGD007. The clinical program for duvortuxizumab is being advanced by our collaborator, Janssen Biotech, Inc., or Janssen, and is being studied in a variety of B-cell hematological malignancies. PF-06671008 is being advanced by our collaborator Pfizer, Inc. and is being studied in certain undisclosed solid tumors. These five DART molecules that redirect T cells against cancer targets are manufactured using a conventional antibody platform without the complexity of having to genetically modify T cells from individual patients, as would be required by approaches such as chimeric antigen receptor (CAR) T cells.
Our sixth clinical-stage DART molecule, MGD010, has a different mechanism of action than the other DART molecules currently in development. MGD010 targets two proteins expressed by B cells, which are specialized white blood cells that play a role in modulating the human immune system's inflammatory response. We believe that MGD010 may be able to reduce the harmful inflammatory effects seen in a variety of autoimmune and inflammatory disorders by modulating the function of human B cells while avoiding their depletion. We have completed a Phase 1a clinical study in healthy volunteers and observed acceptable safety and pharmacodynamic activity consistent with the expected mechanism of action of MGD010.
In 2016, we also initiated Phase 1 clinical testing of MGA012, a monoclonal antibody directed against an immune system protein known as PD-1. Antibodies targeting PD-1, a checkpoint molecule, have shown efficacy against various tumors by releasing the "brakes" on the immune system which is often seen when tumors evade detection by the immune system. We anticipate that a successful anti-PD-1 monoclonal antibody in our pipeline would allow us to conduct combination studies with our other potential cancer therapeutics. In addition to MGA012, we use the anti-PD-1 specificity as we continue to design additional bispecific and trispecific molecules that engage this target together with other immune regulatory molecules.
We continue to invest in our clinical-stage programs, advance additional preclinical product candidates, primarily using our proprietary technology platforms, and expand the potential of our platforms using our antibody and protein engineering expertise. We develop new therapeutic product candidates internally using our proprietary platforms and also in collaboration with other biopharmaceutical companies, when such relationships are advantageous for strategic or financial reasons. These arrangements have allowed us to expand and accelerate the breadth of our product candidates and also have generated a significant portion of the funding we have received to date. We also have our own manufacturing facility, primarily for generation of earlier-stage clinical trial material, and have been investing in expanding our manufacturing capacity to meet later-stage clinical and future potential commercial requirements.
We estimate that in 2016, 2015 and 2014, we spent approximately $122.1 million, $98.3 million and $70.2 million on research and development activities, respectively.
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

We have a broad portfolio of product candidates and we are not dependent upon the success of any one of them for the overall success of the company.  We continue to augment our pipeline through the discovery and development of new product candidates, primarily through utilization of our internal scientific expertise and strategically seeking external collaborations that can augment our own skills.  From 2014 to 2016, we advanced six programs into clinical development.  Our goal is to continue to advance one or more programs into clinical development per year to ensure a robust pipeline and to replace product candidates that fail to progress.

•
Leveraging collaborations. Throughout our company's history, we have entered into collaborations with other biopharmaceutical companies and intend to continue to do so.  We enter into collaborations when there is a strategic advantage to us to do so and when we believe the financial terms of the collaboration are favorable for meeting our short-term and long-term strategic objectives.  We are not dependent upon any one of these collaborations, but in many cases we have rights to receive sales royalties and other significant financial payments if the partnered product candidates achieve certain development and sales milestones.  Some of the collaborations also preserve our right to participate in future commercialization, for example by securing co-promotion or profit-sharing rights under certain circumstances.

•
Investments in talent and culture.  One of our most valuable assets is the quality of our employee base. We invest significant effort in selecting and retaining high caliber, talented individuals who reflect our values.  As we continue to grow, we continue to seek and develop employees who are strongly committed to delivering life-changing medicines for unmet medical needs through a collaborative work environment.

Core Therapeutic Areas We Target
Cancer
Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled fashion, forming malignancies that can invade other parts of the body. In normal tissues, the rates of new cell growth and cell death are tightly regulated and kept in balance. In cancerous tissues, this balance is disrupted as a result of mutations, causing unregulated cell growth that leads to tumor formation and growth. While tumors can grow slowly or rapidly, the dividing cells will nevertheless accumulate and the normal organization of the tissue will become disrupted. Cancers subsequently can spread throughout the body by processes known as invasion and metastasis. Once cancer spreads to sites beyond the primary tumor, it generally becomes more difficult to treat and may be incurable. Cancer cells that arise in the lymphatic system and bone marrow are referred to as hematological malignancies. Cancer cells that arise in other tissues or organs are referred to as solid tumors. Cancer can arise in virtually any part of the body, with the most common types arising in the prostate gland, breast, lung, colon and skin.  We believe that our platforms position us very well strategically to actively develop approaches for the treatment of both solid tumors and hematologic malignancies.
Cancer is the second leading cause of death in the United States, exceeded only by heart disease. An increasing number of people are also living longer with cancer. The American Cancer Society has estimated that by January 2026, the population of cancer survivors in the United States will increase to almost 20.3 million people.

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
Our Product Candidates

The table below depicts the current status of product candidates that are in or near human clinical development and for which we retain all or some commercial rights:
Oncology

•
Margetuximab is a monoclonal antibody that targets HER2-expressing tumors, including certain types of breast and gastroesophageal cancers. HER2 is critical for the growth of many types of tumors. Using our Fc Optimization platform, we have engineered the constant region, or Fc region, of margetuximab to increase its ability to kill tumor cells through an Fc-dependent mechanism, including antibody dependent cell-mediated cytotoxicity, or ADCC.

Our Phase 1 data for margetuximab, in addition to demonstrating margeutximab was well-tolerated at the dose levels studied, demonstrated that anti-tumor activity had been observed at a range of doses tested, including the lowest dose level of margetuximab, even in patients who were heavily pre-treated (frequently with other anti-HER2 agents). We are currently studying margetuximab in a Phase 3 clinical trial, which we call SOPHIA, in patients with metastatic breast cancer expressing HER2 at the 3+ level by immunohistochemistry (IHC) or 2+ level by IHC with gene amplification whose tumors have progressed despite therapy with other HER2-directed therapeutic agents.  We are also conducting an exploratory Phase 1b/2 clinical trial combining margetuximab with an anti-PD-1 antibody in patients with HER2-positive gastric or gastroesophageal junction cancer. Finally, we have completed an exploratory Phase 2a clinical trial in patients with lower levels of HER2 expression (1+ or 2+ level by IHC with no gene amplification), a distinct patient population that is not traditionally treated with anti-HER2 antibodies. We did not observe sufficient clinical activity to justify further study in this patient population.

•
Enoblituzumab is a monoclonal antibody that targets B7-H3. We engineered enoblituzumab to utilize the same Fc Optimization enhancements that we incorporated in margetuximab to target B7-H3 that is over-expressed on differentiated tumor cells, cancer stem cells and supporting tumor vasculature and underlying tissues. We are currently evaluating enoblituzumab in an ongoing Phase 1 clinical trial as monotherapy in multiple solid tumor types as well as in combination therapy with either an anti-PD-1 antibody or an anti-CTLA-4 antibody.

•
Flotetuzumab (previously known as MGD006) is a DART molecule that targets both CD123 and CD3. CD123, the Interleukin-3 receptor alpha chain, is expressed on leukemia and leukemic stem cells, but only at very low levels or not at all on normal hematopoietic stem cells. T cells, which express CD3, can destroy tumor cells. In preclinical studies, we have demonstrated the ability of flotetuzumab to recruit, activate, and expand T cell populations to eliminate leukemia cells. We are currently enrolling patients in the United States and Europe in a Phase 1 clinical trial of flotetuzumab in patients with AML or MDS. Under the terms of our collaboration with

Servier, Servier has the exclusive right to develop and commercialize flotetuzumab in all countries outside North America, Japan, Korea and India, and MacroGenics retains exclusive rights in those countries.

•
MGD007 is a DART molecule that targets both the glycoprotein A33 (gpA33) and CD3, and has an Fc domain, which is designed to provide extended pharmacokinetic properties and convenient intermittent dosing. gpA33 is expressed on gastrointestinal tumors, including more than 95% of human colon cancers. We have demonstrated that this molecule is able to mediate T cell killing of gpA33-expressing cancer cells and cancer stem cells in preclinical experiments. We are currently enrolling patients with colorectal cancer in a Phase 1 clinical trial of MGD007. Under the terms of our collaboration with Servier, Servier has an option to obtain exclusive rights to develop and commercialize MGD007 in all countries outside North America, Japan, Korea and India.  If the option is exercised, MacroGenics would still retain exclusive rights in those countries.

•
Duvortuxizumab is a DART molecule that targets both CD19 and CD3 and is being developed for the treatment of B-cell hematological malignancies. CD19, a lymphocyte-specific marker expressed from early B-lymphocyte development through mature memory B cells, is highly represented in B cell malignancies. This makes it attractive for targeted interventions. Duvortuxizumab is designed to redirect T cells, via their CD3 component, to eliminate CD19-expressing cells found in many hematological malignancies.  Duvortuxizumab has been engineered to address half-life challenges posed by other programs targeting CD19 and CD3. Like MGD007, this product candidate has an Fc domain, which allows for extended pharmacokinetic properties and convenient dosing at a once-a-week or longer interval. Under our collaboration and license agreement, Janssen is leading the development of this product candidate, subject to our options to co-promote the product in the United States and Canada and to invest in later-stage development in exchange for a United States and Canada profit-share. Janssen has an ongoing Phase 1 study of duvortuxizumab in a variety of B-cell hematological malignancies.

•
MGD009 is the second molecule in our B7-H3 franchise. This DART molecule recognizes B7-H3 and CD3, and has an Fc domain, which is designed to provide extended pharmacokinetic properties. We have demonstrated that this molecule is able to mediate T cell killing of cancer cells in preclinical experiments. We are currently enrolling patients in a Phase 1 clinical trial of MGD009 in patients across a variety of different solid tumors.

•
MGA012 is a monoclonal antibody targeting PD-1. Antibodies targeting PD-1 have shown efficacy against various tumors by releasing the "brakes" on the immune system that are often seen when tumors evade detection by the immune system. We anticipate that MGA012 may be used in combination studies with our other therapeutics. We are currently enrolling patients in a Phase 1 clinical trial of MGA012 in patients across a variety of different solid tumors.

•
MGD013 is a DART molecule that is intended to enable the co-blockade with a single recombinant agent of two immune checkpoint molecules, PD-1 and LAG-3, which may be co-expressed on T cells. We anticipate that MGD013 could be used for the treatment of a wide range of cancers, including both solid tumors and hematological malignancies.

•
MGC018 is a B7-H3 antibody-drug conjugate (ADC) for which we are conducting Investigational New Drug Application (IND)-enabling activities. MGC018 is based on a MacroGenics proprietary B7-H3 antibody and a duocarmycin-based, linker-drug technology licensed from Synthon Biopharmaceuticals B.V.

Autoimmune Disorders

•
MGD010 is a DART molecule designed to address limitations of existing B cell-targeted therapies by binding to the CD32B and CD79B proteins found on human B cells. In preclinical studies, this DART molecule modulated the function of human B cells without B cell depletion. In normal conditions, B cells utilize CD32B as one of the key checkpoints or negative regulators to ensure that tolerance to self is maintained and autoimmune disease does not occur. MGD010 is designed to further exploit this mechanism by triggering this inhibitory "immune checkpoint" loop. We believe this molecule preferentially blocks those B cells that are activated to produce the pathogenic antibodies that promote the autoimmune process. We have completed a Phase 1a clinical study in healthy volunteers and observed acceptable safety and pharmacodynamic activity consistent with the expected mechanism of action of MGD010.

•
Teplizumab is an anti-CD3 monoclonal antibody being developed for the treatment of type 1 diabetes. Teplizumab has been engineered to alter the function of the T cells that mediate the destruction of the insulin-producing beta cells of the islets of the pancreas. Teplizumab potentially represents an advance in the treatment of type 1 diabetes by addressing the underlying disorder, rather than treating the symptoms through insulin replacement therapy. Teplizumab is being evaluated in a Phase 2 clinical trial for potential application to patients at risk of developing Type 1 diabetes. We have elected to collaborate with NIDDK/TrialNet to execute this clinical trial. In addition, we continue to seek strategic collaborations for the advancement of this program that could include joint funding, spinning the program out into a new company, divesting the program or pursuing other transaction structures that we feel would be aligned with our strategic objectives and provide financial consideration commensurate with our expectations of value for the program.
Infectious Diseases

•
MGD014 is a DART molecule that targets the envelope protein of human immunodeficiency virus, or HIV-infected cells (Env) and CD3-expressing T cells. We are developing MGD014 under contract number HHSN272201500032C awarded to us in September 2015 by the National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health. MGD014 is our first DART molecule targeting an infectious agent that is planned for clinical testing. The work under this contract will build on preclinical studies demonstrating that DART molecules targeting the Env and T cells, via their CD3 component, are able to redirect the immune system's T cells to kill HIV-infected cells. DART molecules could be used independently or become a key part of a "shock-and-kill" strategy in conjunction with HIV latency-reversing agents currently under development.

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
DART and TRIDENTTM Platforms: Our Proprietary Approach to Engineer Multi-Specific Antibodies
We use our DART platform to create derivatives of antibodies with the ability to bind to two distinct targets instead of a single one found in traditional monoclonal antibodies. DART product candidates are therefore bispecific. An example of a bispecific molecule is illustrated below:

Because cancer cells have developed ways to escape the immune system, we have created DART molecules, which are alternative antibody-like structures with more potent immune properties than the parent antibody molecules from which they are derived. The two variable regions of an antibody are mono-specific and are able to target only a single type structural component of an antigen. For many years, researchers have sought to create recombinant molecules that are capable of targeting two antigens or epitopes (i.e., specific part of an antigen bound by the antibody) within the same molecule. The challenges in creating such molecules have been the instability of the resulting bispecific molecules and their inherently short half-lives, as well as the inefficiencies in manufacturing these compounds. We believe our DART platform has overcome these engineering challenges by incorporating proprietary covalent di-sulfide linkages and particular amino acid sequences that efficiently pair the chains of the DART molecule. This is designed to provide a structure with enhanced manufacturability, long-

term structural stability and the ability to tailor the half-lives of the DART molecules to their clinical needs. This engineered antibody-like protein has a compact and stable structure and enables the targeting of two different antigens with a single recombinant molecule.
The DART platform has been specifically engineered to accommodate virtually any variable region sequence with predictable expression, folding and antigen recognition. We believe our multi-specific platforms may provide a significant advantage over current biological interventions in cancer, autoimmune disorders and infectious disease by enabling a range of modalities, including those described below.
We have also advanced beyond our DART platform to establish a TRIDENT platform, which reflects the continuing evolution of our multi-specific antibody-based targeting expertise. Built on the DART module, the trivalent TRIDENT platform incorporates in an Ig-like format an additional domain capable of engaging an independent antigen. With the inclusion of a third targeting arm, TRIDENT molecules enable a broader range of mechanisms of action than bispecific targeting, allowing, for instance, the engagement of multiple antigens on a single or on different cells or enabling enhanced target selectivity by modulating the avidity of one of two antigens.

•   Redirected T cell activation and killing. In this version of the DART molecule, we are enabling the cancer-fighting properties of the immune effector cells, such as T lymphocytes to: (1) recognize and bind to structures expressed on a cancer cell (e.g., B7-H3, the first specificity in the example on the right), (2) enable the recruitment of all types of cytotoxic, or cell killing, T cells, irrespective of their ability to recognize cancer cells (e.g., CD3, a common component of the T cell antigen receptor, is the second specificity in the example on the right) and (3) trigger T cell activation, expansion, and cell killing mechanisms to destroy a cancer cell. The outcome is that any of the body's T cells, in theory, could be recruited to destroy a cancer cell and thus, are not limited to the small numbers of specific T cells that might have been generated in response to cancer to kill tumor cells. Furthermore, since any T cell could be recruited for this killing process, only small amounts of a DART molecule are required to trigger this potent immune response. Additionally, the compact structure of the DART protein makes it well suited for maintaining cell-to-cell contact, which we believe contributes to the high level of target cell killing. Similarly, DART molecules targeting CD3 and a viral antigen can be used to recruit T cells to eliminate cells infected by a virus, such as HIV-infected cells.

•   Modulation of receptor signaling. In another configuration of the DART molecule, we have taken advantage of the two different specificities engineered in a DART structure to bind to particular cells involved in autoimmune processes, such as autoimmune B cells, and to usurp the immune checkpoint signaling pathways programmed within the cells to impede the pathogenic autoimmune responses. Our MGD010 product candidate targets both CD32B, a co-inhibitory molecule, and CD79B, part of the B cell antigen receptor complex, two proteins expressed on the immune system's B cells. Using a single DART molecule, we attempt to promote the interaction of these two receptors, a step required to interrupt the B cell activation and immune response that single antibodies directed against CD32B, CD79B or both cannot accomplish independently.

•      Simultaneous targeting of multiple co-inhibitory receptors or checkpoints, such as those involved in inhibiting T cell responses and B cell responses. The immune system generally prevents the development of autoimmune phenomena by regulating activated immune cells that have responded to non-self or foreign antigens. This negative feedback loop is triggered by the interactions of co-inhibitory receptors, or checkpoint molecules, expressed on the immune cells with ligands expressed by other cells, such as antigen-presenting cells. This phenomenon is exploited by cancer, whereby tumor cells express checkpoint ligands that block the development of an immune response against the tumor. Antibodies that block the interaction of checkpoint molecules with their ligands have been shown to significantly improve the clinical outcomes of patients with certain advanced cancers. Because of the diversity of immune checkpoint pathways, blockade of a single axis, while clinically significant, as shown in the case of the blockade of the PD-1/PD-L1 axis with pembrolizumab or nivolumab, will not benefit all patients. In fact, combinations of checkpoint inhibitors, such as nivolumab and ipilimumab, a CTLA-4 blocker, have resulted in significantly enhanced benefit compared to ipilimumab or nivolumab alone. We believe that DART molecules targeting two immunoregulatory pathways, such as two checkpoints in a single molecule, could afford the clinical benefit of the combination together with the potential for synergistic activity, as well as significant advantages in manufacturing, simplified clinical development, and enhanced patient convenience.

•   Enhanced effector cell selectivity. T lymphocytes with lytic effector function belong preferentially to the CD8 lineage, while CD4-positive T cells preferentially provide immune regulatory function, such as the secretion of cytokines or the differentiation into regulatory T cells. Greater selectivity in the recruitment of effector T cells is an example of the range of applications of our TRIDENT technology. By encoding a CD8 recognition arm in addition to the CD3- and tumor antigen-specific arms, our TRIDENT technology allow the preferential engagement of CD8-positive T lymphocytes and redirects them against tumor cells. This strategy allows for retention of lytic effector function, while limiting the CD4 cell engagement and associated effects, such as inflammatory cytokine release.

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
We have developed proof-of-concept preclinical data and are developing specific product candidates using this technology, including flotetuzumab, MGD007, MGD009, MGD010 and duvortuxizumab, among others.
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
ADCC

The Fc region mediates the function of IgG antibodies by binding to different activating and inhibitory receptors, referred to as FcγRs, on immune effector cells found within the innate immune system. By engineering Fc regions to bind with an increased affinity to the activating FcγRs and with a reduced affinity to the inhibitory FcγRs, we have been able to impart a more effective immune response and improve effector functions, such as ADCC. This is another example in which small changes in antibody structure can confer improvements on normal immune processes.
We have established a proprietary platform to engineer, screen, identify and test antibodies' Fc regions with customizable activity. In particular, we have licenses to use transgenic mice that express human FcγRs. These mice can be used for in vivo testing of antibodies that incorporate Fc domain variants, including those antibodies intended for cancer therapy.
To date, we have successfully incorporated our Fc variants in two of our clinical-stage antibody product candidates, margetuximab and enoblituzumab. We have preclinical data demonstrating that these Fc variants have substantially improved the activity of these antibodies.
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
Our Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our current strategic collaborations, we have received significant non-dilutive funding to date and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products.  Each of our collaborations has a unique set of terms and conditions, but in general, they fall into two categories:

•
MacroGenics-Created Programs.  We have a number of collaborations relating to product candidates that we have created from our internal research efforts. These include Janssen for duvortuxizumab and MGD015; Servier for flotetuzumab and MGD007; and Green Cross Corp., or Green Cross, for margetuximab.  In the case of these product candidates, we entered into collaborations because we believed that our collaborator could further enable development of the program or provide additional capabilities and funding to supplement MacroGenics' investment, or both.  We obtained financial terms that we believed were beneficial to us and retained commercial rights for multiple major markets or options to other commercial rights.  For example, under the Janssen agreements, we have the option to co-promote products in the United States as well as an option to share in profits in the United States and Canada if we invest in late-stage development.  Under the Servier agreement, we retain full commercialization and development rights in the United States, Canada, Mexico, Japan, South Korea and India, and regain worldwide rights if Servier opts not to continue co-developing MGD007. Under the Green Cross agreement, we retain full commercialization rights worldwide except for South Korea.

•
Joint Research Programs.  We have several programs under which collaborators have sought to utilize some aspect of our protein engineering platforms with new product concepts that are jointly directed, sometimes employing a collaborator's own proprietary technology.  These collaborations give us the ability to expand the breadth of our potential products, develop greater scientific expertise and obtain additional funding for research.  Pfizer, Inc. and Boehringer Ingelheim GmbH, or Boehringer, are currently advancing projects in their own pipelines based on these types of programs.  With these collaborators, we have more limited development or commercial rights related to the product candidates that may emerge from joint research programs, although we will receive royalties from these programs as well as other consideration upon the occurrence of specified development and sales milestones.

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
A third party may hold patents or other intellectual property rights that are important to or necessary for the development of our product candidates or use of our technology platforms. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. For example, certain patents held by third parties cover Fc engineering methods and mutations in Fc regions to enhance the binding of Fc regions to Fc receptors on immune cells. Although we believe that these patents are not infringed and invalid, should a court find that they cover margetuximab or enoblituzumab and we are unable to invalidate them, or if licenses for them are not available on commercially reasonable terms, our business could be harmed, perhaps materially.
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
Pipeline Patent Protection

As of December 31, 2016, we held 82 patents in the United States with 51 patent applications pending and 281 patents in other countries of the world with 262 patent applications pending. In addition to patents and patent applications generally providing protection for various aspects of our Fc Optimization, DART, TRIDENT and Cancer Stem-Like Cell platforms, we have patent and patent applications for the composition of matter of each of our clinical pipeline product candidates and, in some cases, we also have other patents and patent application related to various aspects of the technology underlying these product candidates or their methods of use.
Patent terms may be adjusted or extended, as described in greater detail below, in certain circumstances. However, assuming no adjustments or extensions, the primary composition of matter patent for each of our clinical pipeline product candidates is expected to expire in the following timeframes:

Product Candidate	Expiration Date
margetuximab	2029
enoblituzumab	2031
flotetuzumab	2034*
MGD007	2034*
MGD009	2036*
MGD010	2034*
duvortuxizumab	2035*
MGA012	2036*
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
The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act, collectively the ACA, created a regulatory scheme authorizing the FDA to approve biosimilars via an abbreviated licensure pathway. In many cases, this allows biosimilars to be brought to market without conducting the full suite of clinical trials typically required of originators. Under the ACA, a manufacturer may submit an application for licensure of a biologic product that is "biosimilar to" or "interchangeable with" a previously approved biological product or "reference product." The "biosimilar" application must include specific information demonstrating biosimilarity based on data derived from: (1) analytical studies, (2) animal studies, and (3) a clinical study or studies that are sufficient to demonstrate safety, purity, and potency in one or more appropriate conditions of use for which the reference product is licensed, except that FDA may waive some of these requirements for a given application. Under this new statutory scheme, an application for a biosimilar product may not be submitted to the FDA until four years after the date of first licensure. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed. The law does not change the duration of patents granted on biological products. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full Biologics License Application, or BLA, for such product containing the sponsor's own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. There have been recent proposals to repeal or modify the ACA and it is uncertain how any of those proposals, if approved, would affect these provisions.
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
Manufacturing
We currently manufacture our drug substance for our clinical trials at our manufacturing facility located in Rockville, Maryland. For our antibody product candidates, we have supplemented our drug substance manufacturing capacity through an arrangement with CMC Biologics, Inc., or CMC, a contract manufacturing organization, and plan to commercially produce margetuximab at CMC assuming the success of the Phase 3 SOPHIA clinical trial on the expected timeline. We have also initiated the build-out of a manufacturing suite at our headquarters building in Rockville, Maryland, which has been designed to increase our internal capacity to manufacture more drug substance lots, at larger scale and in full compliance with current Good Manufacturing Practices (cGMP) to be able to sell commercial product. In addition, we currently rely on and will continue to rely on contract fill-finish service providers, primarily Ajinomoto Althea, Inc. and Baxter Healthcare Corporation, to fulfill our fill-finish needs for our current and future product candidates.
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
Competition
There are a large number of companies developing or marketing treatments for cancer and autoimmune disorders, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, as well as biologic therapeutics that work by using next-generation antibody technology platforms to address specific cancer targets. In particular, margetuximab is directed against HER2 and several companies have cancer therapeutics directed against HER2 marketed or in development, such as F. Hoffmann-La Roche Ltd., or Roche, particularly through its affiliate, Genentech, Inc., as well as Puma Biotechnology, Inc. and Cascadian Therapeutics. Market competition may limit the utilization of margetuximab as a therapeutic, even if market approval and adequate reimbursement is obtained, and competition among development-stage programs for patients enrolling in clinical trials for HER2-directed therapies may delay expected timelines for our clinical trials.
In addition, the immuno-oncology field is competitive, with treatments currently approved and on the market or in development for various tumor types and patient populations from a variety of different companies such as Merck & Co., Inc., or Merck, The Bristol Myers Squibb Company, or BMS, and Roche, all of which have significantly greater resources than we do. Many of our pipeline programs, if successful, will likely face significant competition both by therapeutics that are already being marketed as well as those that will be approved for marketing before our programs. Of particular note, we are developing MGA012, a monoclonal antibody against PD-1, as well as other therapeutics that could potentially be used in combination with an anti-PD-1 antibody or utilize a portion of MGA012 as part of a multi-specific molecule. Merck, BMS and Roche all have approved products that target either the PD-1 receptor or its ligand, PD-L1, and there are several other companies that have anti-PD-1 or anti-PD-L1 antibodies in clinical development, all of which would compete with ours.
Finally, several companies are also developing therapeutics that work by targeting multiple specificities using a single recombinant molecule. Amgen Inc. has obtained marketing approval for one product that works by targeting antigens both on immune effector cell populations and those expressed on certain cancer cells, and has other product candidates in development that use this mechanism. In addition, other companies are developing new treatments for cancer and autoimmune diseases that utilize multi-specific approaches, including Roche, Genmab A/S, Merus B.V., Abbvie Inc., Affimed Therapeutics AG Corporation, Eli Lilly and Company and Xencor, Inc.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe effects, are more convenient or are less expensive than any products that we may develop, or the standards of care for cancer patients change while our clinical trials are ongoing. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payors seeking to encourage the use of biosimilar products. Biosimilar products are expected to become available over the coming years. For example, certain products that are trastuzumab biosimilars may be approved in the U.S. prior to margetuximab, if approved.
The most common methods of treating patients with cancer are surgery, radiation and drug therapy. There are a variety of available drug therapies marketed for cancer. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third party payors. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates may compete with many existing drug and other therapies, to the extent an approved drug is ultimately used in combination with or as an adjunct to these therapies, our product candidates will not be competitive with the approved drug.
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
Preclinical Studies. Drug development in our industry is complex, challenging and risky; failure rates are high. Product development cycles are long - approximately 10 to 15 years from discovery to market. A potential new biological product must undergo many years of preclinical and clinical testing to establish it is pure, potent and safe.
Preclinical studies include laboratory evaluation of product chemistry, formulation and toxicity, pharmacology, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including FDA's good laboratory practice, or GLP, regulations and the U.S. Department of Agriculture's regulations implementing the Animal Welfare Act. After laboratory analysis and preclinical testing in animals, we file an IND with FDA to begin human testing. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical trial protocol, among other things, to the FDA as part of an IND application. Certain preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold or agrees on an alternate approach with us. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
 Clinical Development. Clinical trials involve the administration of the investigational new drug to human subjects (healthy volunteers or patients) under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with all applicable federal regulations and guidance, including those pertaining to good clinical practice, or GCP, standards that are meant to protect the rights, safety, and welfare of human subjects and to define the roles of clinical trial sponsors, investigators, and monitors; as well as (ii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing of a new drug in the United States (whether in patients or healthy volunteers) must be included in the IND submission, and FDA must be notified of subsequent protocol amendments. In addition, the protocol must be reviewed and approved by an institutional review board, or IRB, and all study subjects must provide informed consent prior to participating in the study. Typically, each institution participating in the clinical trial will require review of the protocol before any clinical trial commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and there are additional, more frequent reporting requirements for suspected unexpected serious adverse events.
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
Product Approval. After completion of the required clinical testing, a BLA can be prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of preclinical, clinical and other testing and a compilation of data relating to the product's chemistry, manufacture and controls. The cost of preparing and submitting a BLA is substantial. Under federal law, the submission of most BLAs is additionally subject to a substantial application user fee, and annual product and establishment user fees also apply. These fees are typically increased annually.
The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the FDA's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins a substantive review, and the review period under the Prescription Drug User Fee Act begins. The standard for reviewing a BLA is whether the product is safe, pure and potent, which has been interpreted to include that the product is safe and effective and has a favorable benefit-risk profile. FDA's current performance goals call for FDA to complete review of 90 percent of standard (non-priority) BLAs within 10 months of receipt and within six months for priority BLAs, which is 12 months and eight months, respectively, if the 60-day review of the initial application is included in the timeline. In addition, the FDA has developed approaches intended to make certain qualifying products available to patients rapidly - Priority Review, Breakthrough Therapy, Accelerated Approval, and Fast Track. While the timelines for approval under these pathways may be shorter, there are requirements and conditions associated with each pathway, and there can be no assurance that any of our investigational products will be able to meet the conditions or requirements necessary to receive any such designation or be able to receive the review or approval benefits associated with such designations.
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
Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will typically inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with cGMPs is satisfactory.  FDA also reviews the proposed labeling submitted with the BLA and typically requires changes in the labeling text.
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
Approval of Biosimilars. The ACA authorized the FDA to approve biosimilars via a separate, abbreviated pathway. In many cases, this allows biosimilars to be brought to market without conducting the full suite of clinical trials typically required of originators. The law establishes a period of 12 years of data exclusivity for reference products in order to preserve incentives for future innovation and outlines statutory criteria for science-based biosimilar approval standards that take into account patient safety considerations. Under this framework, data exclusivity protects the data in the innovator's regulatory application by prohibiting others, for a period of 12 years, from granting FDA approval based in part on reliance on or reference to the innovator's data in their application to the FDA. The law does not change the duration of patents granted on biological products. There have been recent proposals to repeal or modify the ACA and it is uncertain how any of those proposals, if approved, would affect the provisions governing biosimilars.
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
International Regulation
In addition to regulations in the United States, a variety of foreign regulations govern clinical trials, commercial sales, distribution of product candidates and other areas outlined above. These regulations can vary between jurisdictions and can be more onerous than regulations in the United States.  Penalties for violating such regulations also exist in these jurisdictions. The approval process varies from country to country and the time to approval may be longer or shorter than that required for FDA approval.
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
Facilities
Our headquarters building, located in Rockville, Maryland, currently houses laboratory and office space and we are also building a suite for manufacturing at commercial quantities and scale. This space is occupied under a lease that expires in 2022 and may be extended for up to two additional seven-year terms. We also have a smaller-scale manufacturing facility, also in Rockville. The lease for a portion of that facility expires on March 31, 2018 and may be extended for a five-year term, and the lease for the remainder of that facility expires on December 31, 2019 and may be extended for up to two additional five-year terms. Finally, we have additional laboratory and office space in Rockville under two leases that each expire on January 31, 2020, and each of those leases may be extended for a five-year term.
We also lease office and laboratory space in South San Francisco under a lease that expires on February 28, 2018.
Employees
As of February 24, 2017, we had 318 full-time employees, 268 of whom were primarily engaged in research and development activities and 63 of whom had an M.D. or Ph.D. degree.
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
Risks Related to Our Business and the Development and Commercialization of Our Product Candidates.
All of our product candidates are in preclinical or clinical development. Clinical drug development is expensive, time consuming and uncertain and we may ultimately not be able to obtain regulatory approvals for the commercialization of some or all of our product candidates.
The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of a Biologics License Application, or BLA, from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Obtaining approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and non-U.S. regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

•	restrictions on the products, manufacturers, manufacturing facilities or manufacturing process;

•	warning letters;

•	civil and criminal penalties;

•	injunctions;

•	suspension or withdrawal of regulatory approvals;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	total or partial suspension of production;

•	imposition of restrictions on operations, including costly new manufacturing requirements; and

•	refusal to approve pending BLAs or supplements to approved BLAs or analogous marketing approvals outside the United States.
The FDA and foreign regulatory authorities also have substantial discretion in the drug approval process. The number of preclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular drug candidate. Regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:

•	a product candidate may not be deemed safe or effective;

•	the results may not confirm the positive results from earlier preclinical studies or clinical trials;

•	regulatory agencies may not find the data from preclinical studies and clinical trials sufficient;

•	regulatory agencies might not approve or might require changes to our manufacturing processes or facilities; or

•	regulatory agencies may change their approval policies or adopt new regulations.
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
We are currently enrolling patients in clinical trials for margetuximab, enoblituzumab, MGD006 (or flotetuzumab), MGD007, MGD009 and MGA012 and anticipate initiating or continuing clinical trials for these product candidates and others in 2017. In addition, our collaborators are currently enrolling patients in clinical trials for MGD011 (or duvortuxizumab), PF-06671008 and teplizumab.  The commencement of new clinical trials could be substantially delayed or prevented by several factors, including:

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

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any of our current and future collaborators may decide, or regulators may require us, to conduct additional clinical or preclinical testing. Success in early clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.
Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.
We use new technologies in the development of our product candidates and the FDA and other regulatory authorities have not approved products that utilize these technologies.
Our products in development are based on new technologies, such as Fc Optimization, DART molecules and TRIDENT molecules. Given the novelty of our technologies, we intend to work closely with FDA and other regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates. The validation process takes time and resources, may require independent third-party analyses, and may not be accepted by the FDA and other regulatory authorities. For some of our product candidates that are based on these technology platforms, the regulatory approval path and requirements may not be clear or evolve as more data becomes available for this product candidates, which could add significant delay and expense. Delays or failure to obtain regulatory approval of any of the product candidates that we develop would adversely affect our business.
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
In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and may require additional preclinical studies or clinical trials or additional administrative review periods, which could result in significant delays, difficulties and costs for us. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.
 Our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
Although all of our product candidates have undergone or will undergo safety testing, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. All of our product candidates are still in clinical or preclinical development. While our clinical trials for our initial product candidates to date have demonstrated a favorable safety profile, the results from future trials may not support this conclusion. The results of future clinical or preclinical trials may show that our product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings or potential product liability claims.
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
Actual or anticipated changes to the laws and regulations governing the health care system may have a negative impact on cost and access to health insurance coverage and reimbursement of healthcare items and services.

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
It is further difficult to assess the impact the new presidential administration in the United States will have on pricing and market acceptance of our products in the future. The change in presidential administration has injected significant uncertainty into the status of the systems and policies implemented by the ACA and the health insurance marketplace. Further, it is uncertain whether some or all of the ACA may undergo significant legislative or executive branch reform, up to and including total repeal without replacement or reformation. During the campaign, the President and Congressional leaders expressed a desire, in addition to repeal of the ACA, to exert downward pressure on pharmaceutical reimbursement via changes in government reimbursement policies or other mechanisms. Government and other regulatory oversight and future regulatory and government interference with the health care system may adversely impact our business and results of operations.
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
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. As of December 31, 2016, our accumulated deficit was approximately $292.7 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders' deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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

We are advancing our product candidates through clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain such regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding beyond what was raised in our public offerings and through our collaborations and license agreements to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2016, combined with the proceeds from collaboration payments we anticipate receiving, will enable us to fund our operations through late 2018, assuming all of our programs and collaborations advance as currently contemplated. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.
Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of other product candidates and indications that we pursue;

•	the scope, progress, timing, cost and results of research, preclinical development, and clinical trials;

•	the costs, timing and outcome of seeking and obtaining FDA and non-U.S. regulatory approvals;

•	the costs associated with manufacturing our product candidates and establishing sales, marketing, and distribution capabilities;

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
Our ability to utilize our federal net operating losses, or NOLs, and federal tax credits is currently limited, and may be limited further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years or since the last ownership change. We are already subject to Section 382 limitations due to acquisitions we made in 2002 and 2008.  As of December 31, 2016, we had federal and state NOL carryforwards of $215.4 million and research and development tax credit carryforwards of $32.5 million available. Future changes in stock ownership may also trigger an ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and tax credit carryforwards to reduce United States federal income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.
Risks Related to Our Dependence on Third Parties
Our existing therapeutic collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
We have limited capabilities for drug development and do not yet have any capability for sales, marketing or distribution. We have entered into collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Janssen Biotech, Inc., or Janssen, Les Laboratoires Servier and Institut de Recherches Servier, or collectively Servier, Boehringer Ingelheim GmbH, or Boehringer, Pfizer, Inc., or Pfizer, and Green Cross Corp., or Green Cross. These collaborations also have provided us with important funding for our development programs and technology platforms and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

•
collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of our collaboration and license agreements may be terminated for convenience upon the completion of a specified notice period.

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
We currently have a manufacturing facility located in Rockville, Maryland. We manufacture drug substance at this facility that we use for research and development purposes and for clinical trials of our product candidates. We believe we currently have capacity to produce some but not all of the material required for our clinical trials. Our current facility will be insufficient to support our needs for our Phase 3 clinical trials for our antibody product candidates and for commercial quantities of such candidates. We do not have experience in manufacturing products at commercial scale. We are in the process of expanding our manufacturing capacity, but that expansion will be time-consuming, costly and will not be ready in time for the anticipated commercial launch of margetuximab, assuming the success of the Phase 3 SOPHIA clinical trial.
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
We are in the process of building a manufacturing suite that could support future commercial production of our product candidates, if and when any are commercialized. We have no experience in large-scale or commercial manufacturing, and there can be no assurance that we will be able to build our manufacturing facility or, if built, we will be able to manufacture commercial products.
We are in the process of expanding our manufacturing capacity to support future commercial production and have entered into a contract to build a suite with additional capacity at our current headquarters for this purpose.
Although some of our employees have experience in the manufacturing of pharmaceutical products from prior employment at other companies, we as a company have no prior experience in large-scale or commercial manufacturing. Designing and building a manufacturing facility will be time-consuming and expensive, and we may experience delays or cost overruns. In addition, government approvals would be required for us to operate a commercial manufacturing facility and can be time-consuming to obtain. As a manufacturer of pharmaceutical products, we also would be required to demonstrate and maintain compliance with cGMPs which include requirements related to production processes, quality control and assurance and recordkeeping. Furthermore, establishing commercial manufacturing operations may require a reallocation of other resources, particularly the time and attention of our senior management. Any failure or delay in the development of our commercial manufacturing capabilities could adversely impact the commercialization of our product candidates.

Risks Related to Our Intellectual Property
Our commercial success depends significantly on our ability to operate without infringing the valid patents and other proprietary rights of third parties.
Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position. For example, certain patents held by third parties cover Fc engineering methods and mutations in Fc regions to enhance the binding of Fc regions to Fc receptors on immune cells. Although we believe that these patents are not infringed and invalid, if a court should find that they cover margetuximab or enoblituzumab and we are unable to invalidate their patents, or if licenses for them are not available on commercially reasonable terms, our business could be harmed, perhaps materially.
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
Even after they have been issued, our patents and any patents which we license may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited or will expire prior to the commercialization of our product candidates, other companies may be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.
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

•
third parties may initiate opposition, reexamination or inter partes review proceedings challenging the validity or scope of our patent rights, requiring us or our collaborators and/or licensors to participate in such proceedings to defend the validity and scope of our patents;

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
As of February 24, 2017, we had 318 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.
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
As of December 31, 2016, we had options to purchase 3,838,060 shares outstanding under our equity compensation plans. We are also authorized to grant equity awards, including stock options, to our employees, directors and consultants, covering up to 2,644,706 shares of our common stock, pursuant to our equity compensation plans.

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
On February 24, 2017, the closing price for our common stock as reported on the NASDAQ Global Select Market was $19.60. The following table sets forth the high and low intra-day sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated.

	High	Low
2016
First Quarter	$30.66	$14.84
Second Quarter	$28.37	$16.28
Third Quarter	$33.30	$25.25
Fourth Quarter	$31.85	$18.22
2015
First Quarter	$39.90	$29.50
Second Quarter	$38.37	$26.68
Third Quarter	$39.90	$20.29
Fourth Quarter	$36.11	$19.67

Shareholders
As of February 24, 2017, we had 34,974,985 shares of common stock outstanding held by approximately 89 holders of record, which include shares held by a broker, bank or other nominee.  We have never declared or paid any cash dividends.  We do not anticipate declaring or paying cash dividends for the foreseeable future.  Instead, we will retain our earnings, if any, for the future operation and expansion of our business.
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
The consolidated statement of operations and comprehensive income (loss) data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 presented below have been derived from our audited consolidated financial statements and footnotes included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations and comprehensive income (loss) data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements which are not included herein.  Historical results are not necessarily indicative of future results.  The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Statement of Operations and Comprehensive Income (Loss):
Total revenues	$91,880	$100,854	$47,797	$58,035	$63,826
Cost and expenses:
Research and development	122,091	98,271	70,186	46,582	45,433
General and administrative	29,831	22,765	15,926	11,087	10,188
Total costs and expenses	151,922	121,036	86,112	57,669	55,621
Income (loss) from operations	(60,042)	(20,182)	(38,315)	366	8,205
Other income (expense)	1,514	42	2	(627)	157
Net income (loss)	(58,528)	(20,140)	(38,313)	(261)	8,362
Other comprehensive income (loss):
Unrealized loss on investments	(77)	(5)	—	—	—
Comprehensive income (loss)	$(58,605)	$(20,145)	$(38,313)	$(261)	$8,362
Basic and diluted net income (loss) per common share	$(1.69)	$(0.63)	$(1.40)	$(0.04)	$0.00
Basic and diluted weighted average number of common shares	34,685,274	31,801,645	27,384,990	6,847,697	1,083,276

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$284,982	$339,049	$157,591	$116,481	$47,743
Total assets	311,263	359,269	173,886	125,782	53,747
Deferred revenue	14,306	18,497	30,720	27,403	44,080
Total stockholders' equity (deficit)	268,751	313,337	121,286	78,914	(8,237)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics for the treatment of cancer as well as various autoimmune disorders and infectious diseases. We currently have a pipeline of product candidates in human clinical testing, primarily against different types of cancers, which have been created using our proprietary technology platforms. We believe our programs have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts.  Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2016, combined with collaboration payments we anticipate receiving, will enable us to fund our operations through late 2018 based on our current business plan.
Through December 31, 2016, we had an accumulated deficit of $292.7 million.  We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.
Strategic Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones, or royalties and other payments upon the commercial sale of products. Currently, our most significant strategic collaborations include the following:

•
Janssen. In December 2014, we entered into a collaboration and license agreement with Janssen for the development and commercialization of duvortuxizumab, a product candidate that incorporates our proprietary DART technology to simultaneously target CD19 and CD3 for the potential treatment of B-cell hematological malignancies.  We contemporaneously entered into an agreement with JJDC, an affiliate of Janssen, under which JJDC agreed to purchase 1,923,077 new shares of our common stock for proceeds of $75.0 million.  Upon closing, we received a $50.0 million upfront payment from Janssen as well as the $75.0 million investment in our common stock.  Janssen is leading the development of this product candidate, subject to our options to co-promote the product in the United States and Canada and to invest in later-stage development in exchange for a United States and Canada profit-share.  Janssen initiated a human clinical trial in 2015 for a variety of B-cell hematological malignancies, including diffuse-large B cell lymphoma, follicular lymphoma, mantle-cell lymphoma, chronic lymphocytic leukemia and acute lymphoblastic leukemia.  The initiation of this trial triggered a $10.0 million milestone payment to us.  Assuming successful development and commercialization, we could receive up to an additional $565.0 million in clinical, regulatory and commercialization milestone payments. If commercialized, we would be eligible to receive low double-digit royalties on any global net sales.

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

•
Servier. In September 2012, we entered into an agreement with Servier to develop and commercialize three DART molecules in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. We received a $20.0 million upfront option fee. In addition, we became eligible to receive up to approximately $1.0 billion in additional license fees and clinical, development, regulatory and sales milestone payments for each product Servier successfully develops, obtains regulatory approval for, and commercializes. Additionally, assuming exercise of its options, Servier may share Phase 2 and Phase 3 development costs and would be obligated to pay us low double-digit to mid-teen royalties on product sales in its territories.

In February 2014, Servier exercised its option to develop and commercialize flotetuzumab, for which we received a $15.0 million license option fee.  We also received two $5.0 million milestone payments from Servier in 2014 in connection with the IND applications for flotetuzumab and MGD007 clearing the 30-day review period by the U.S. Food and Drug Administration (FDA). As of December 31, 2016, Servier still retains an option to obtain a license for MGD007, but has notified us that they have terminated their rights to license the third DART molecule.

•
Boehringer: In October 2010, we entered into an agreement with Boehringer to discover, develop, and commercialize multiple DART molecules for which we granted an exclusive, worldwide, royalty-bearing license. These DART molecules were evaluated during a five year period that ended in October 2015. We continue to have the potential to earn additional development, regulatory and sales milestone payments that can reach up to approximately $205.0 million for each of the two ongoing programs under development. Boehringer would be required to pay us mid-single digit royalties on product sales.

•
Pfizer: In October 2010, we entered into an agreement with Pfizer to discover, develop and commercialize multiple DART molecules for which we granted an exclusive, worldwide, royalty-bearing license. We continue to be eligible to receive development and sales milestone payments that can reach up to approximately $200.0 million for the ongoing program under development, PF-06671008, which is being evaluated by Pfizer in a Phase 1 trial. Pfizer would also be required to pay us mid-single digit to low-teen royalties on product sales.

For additional programs outside of our core oncology focus, we have sought to complement our internal expertise and capabilities with strategic collaborators that may help us advance those programs. For example, we created MGD014, a DART molecule targeting CD3 and the HIV envelope protein, to potentially eliminate latent reservoirs of HIV in patients who are taking anti-retroviral therapy. We receive funding under this program from the National Institute of Allergy and Infectious Diseases (NIAID), one of the National Institutes of Health, and collaborate in the execution of this program with the University of North Carolina, Chapel Hill and Duke University, among others.
Finally, teplizumab is an immunomodulatory anti-CD3 monoclonal antibody that is being evaluated in a Phase 2 study for potential application to patients at risk of developing Type 1 diabetes. We have elected to collaborate with NIDDK/TrialNet to execute this clinical trial. In addition, we continue to seek strategic collaborations for the advancement of this program that could include joint funding, spinning the program out into a new company, divesting the program or pursuing other transaction structures that we feel would be aligned with our strategic objectives and provide financial consideration commensurate with our expectations of value for the program.
Financial Operations Overview
Revenues
Our revenue consists primarily of collaboration revenue, including amounts recognized relating to upfront nonrefundable payments for licenses or options to obtain future licenses, research and development funding and milestone payments earned under our collaboration and license agreement with our strategic collaborators. In addition, we have earned revenues through several grants and/or contracts with the U.S. government and other research institutions on behalf of the U.S. government, primarily with respect to research and development activities related to infectious disease product candidates.
Research and Development Expense
Research and development expenses consist of expenses incurred in performing research and development activities. These expenses include conducting preclinical experiments and studies, clinical trials, manufacturing efforts and regulatory filings for all product candidates, and other indirect expenses in support of our research and development activities. We capture research and development expense on a program-by-program basis for our product candidates that are in clinical development and recognize these expenses as they are incurred. The following are items we include in research and development expenses:

•	Employee-related expenses such as salaries and benefits;

•	Employee-related overhead expenses such as facilities and other allocated items;

•	Stock-based compensation expense to employees and consultants engaged in research and development activities;

•	Depreciation of laboratory equipment, computers and leasehold improvements;

•
Fees paid to consultants, subcontractors, clinical research organizations (CROs) and other third party vendors for work performed under our preclinical and clinical trials including but not limited to investigator grants, laboratory work and analysis, database management, statistical analysis, and other items;

•	Amounts paid to vendors and suppliers for laboratory supplies;

•	Costs related to manufacturing clinical trial materials, including vialing, packaging and testing;

•	License fees and other third party vendor payments related to in-licensed product candidates and technology; and

•	Costs related to compliance with regulatory requirements.
It is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate's commercial potential.
General and Administrative Expense
General and administrative expenses consist of salaries and related benefit costs for employees in our executive, finance, legal and intellectual property, business development, human resources and other support functions, travel expenses and other legal and professional fees.
Other Income (Expense)
Other income (expense) consists of interest income earned on our cash, cash equivalents and marketable securities, offset by other expenses.
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

Revenue Recognition
We enter into collaboration and license agreements with collaborators for the development of monoclonal antibody-based therapeutics to treat cancer and other complex diseases. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to our technological platforms, such as our Fc engineering and DART technologies, (ii) rights to future technological improvements, (iii) research and development activities to be performed on behalf of the collaborator or as part of the collaboration, and (iv) the manufacture of preclinical or clinical materials for the collaborator. Payments to us under these agreements may include nonrefundable license fees, option fees, exercise fees, payments for research and development activities, payments for the manufacture of preclinical or clinical materials, license maintenance payments, payments based upon the achievement of certain milestones and royalties on product sales. Other benefits to us from these agreements include the right to sell products resulting from the collaborative efforts of the parties in specific geographic territories. We follow the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, Revenue Recognition–Multiple-Element Arrangements, and ASC Topic 605-28, Revenue Recognition–Milestone Method, in accounting for these agreements. In order to account for these agreements, we must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on the achievement of certain criteria, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.
As of December 31, 2016, we had two types of agreements: 1) exclusive development and commercialization licenses to use our technology and/or certain other intellectual property to develop compounds against specified targets, which we refer to as exclusive licenses; and 2) option/research agreements to secure on established terms development and commercialization licenses to therapeutic product candidates to collaborator-selected targets developed by us during an option period, which we refer to as right-to-develop agreements.
Exclusive Licenses
The deliverables under an exclusive license agreement generally include the exclusive license to our technology with respect to a specified antigen target, and may also include deliverables related to rights to future technological improvements, research and preclinical development activities to be performed on behalf of the collaborator. In some cases we may have an option to participate in the co-development of product candidates that result from such agreements.
Generally, exclusive license agreements contain nonrefundable terms for payments and, depending on the terms of the agreement, provide that we will (i) at the collaborator's request, provide research and preclinical development services at negotiated prices which are generally consistent with what other third parties would charge, (ii) earn payments upon the achievement of certain milestones, (iii) earn royalty payments, and (iv) in some cases grant us an option to participate in the development and commercialization of products that result from such agreements. Royalty rates may vary over the royalty term depending on our intellectual property rights and whether we exercise any co-development and co-commercialization rights. We do not directly control when any collaborator will achieve milestones or become liable for royalty payments.
In determining the separate units of accounting, management evaluates whether the exclusive license has stand-alone value from the undelivered elements to the collaborator based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research and development capabilities of the collaborator and the availability of technology platform and product research expertise in the general marketplace. In addition, we consider whether or not (i) the collaborator could use the license for its intended purpose without the receipt of the remaining deliverables, (ii) the value of the license was dependent on the undelivered items and (iii) the collaborator or other vendors could provide the undelivered items.  If we conclude that the license has stand-alone value and therefore will be accounted for as a separate unit of accounting, we then determine the estimated selling prices of the license and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity-specific factors such as the terms of our previous collaboration agreements, recent preclinical and clinical testing results of therapeutic product candidates that use our technology platforms, our pricing practices and pricing objectives, the likelihood that technological improvements will be made, the likelihood that technological improvements made will be used by our collaborators and the nature of the research services to be performed on behalf of our collaborators and market rates for similar services. The upfront payment is recognized upon delivery of the license if facts and circumstances dictate that the license has stand-alone value from the undelivered elements.
Upfront payments on exclusive licenses are deferred if facts and circumstances dictate that the license does not have stand-alone value, and revenue is then recognized throughout the period of performance. We reassess the period of performance over which we recognize deferred upfront license fees and make adjustments as appropriate. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use our technology to develop an alternative product candidate to the same target or a target substitute, we would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and its remaining period of substantial involvement can be estimated. In the event that a single target license were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination or through the remaining substantial involvement in the wind down of the agreement.
We recognize revenue related to research and preclinical development services that represent separate units of accounting as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured. We recognize revenue related to the rights to future technological improvements over the estimated term of the applicable license.
We typically perform research activities and preclinical development services, including generating and engineering product candidates, on behalf of our licensees during the early evaluation and preclinical testing stages of drug development under our exclusive licenses. We record amounts received for research materials produced or services performed as revenue from collaborative agreements.
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
Non-refundable development and regulatory milestones that are expected to be achieved as a result of our efforts during the period of substantial involvement are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive because we did not contribute effort to their achievement are generally recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligations, assuming all other revenue recognition criteria are met.
Right-to-Develop Agreements
Our right-to-develop agreements provide collaborators with an exclusive option to obtain licenses to develop and commercialize in specified geographic territories product candidates developed by us under agreed upon research and preclinical development programs. The product candidates resulting from each program are all directed to a specific target selected by the collaborator. Under these agreements, fees may be due to us (i) at the inception of the arrangement (referred to as "upfront" fees or payments), (ii) upon the selection of a target for a program, (iii) upon the exercise of an option to acquire a development and commercialization license, referred to as exercise fee, for a program, or (iv) some combination of all of these fees.
The accounting for right-to-develop agreements is dependent on the nature of the options granted to the collaborator. Options are considered substantive if, at the inception of a right-to-develop agreement, we are at risk as to whether the collaborator will choose to exercise the options to secure development and commercialization licenses. Factors that are considered in evaluating whether options are substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the total upfront consideration, and the additional financial commitments imposed on the collaborator as a result of exercising the options.
For right-to-develop agreements where the options to secure development and commercialization licenses to a product program are considered substantive, we do not consider the development and commercialization licenses to be a deliverable at the inception of the agreement, and therefore defer any upfront payments received and recognize this revenue over the period during which the collaborator could elect to exercise options for development and commercialization licenses. These periods are specific to each collaboration agreement. If a collaborator selects a target for a product program, any substantive option fee is deferred and recognized over the life of the option. If a collaborator exercises an option and acquires a development and commercialization license to a product program, we attribute the exercise fee to the development and commercialization license.
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

•	Fees paid to CROs for services performed on clinical trials;

•	Fees paid to investigator sites for performance on clinical trials;

•	Fees paid for professional services; and

•	Development expenses incurred by our collaborators which we share.
The majority of expenses related to clinical trials performed by our CROs are dependent on the successful enrollment of patients. These expenses can vary from site to site and contract to contract. We base our estimated accruals on the time period over which the services are to be performed and the level of effort to be expended in each period based on the estimated enrollment of patients in each trial. We also receive estimates from our collaborators when we are sharing development expenses. We use these estimates to record an increase or decrease in research and development expense, depending on how much we have each spent during the period. We will adjust accordingly should the estimates vary from the actual expenses. However, we do not anticipate that our actual expenses will differ materially from our estimates.
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
We recorded net deferred tax assets of $1.4 million as of December 31, 2016, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily comprised of federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards. As of December 31, 2016, we had federal and state NOL carryforwards of $215.4 million and research and development tax credit carryforwards of $32.5 million available. The federal NOL carryforwards will begin to expire at various dates starting in 2020. We are already subject to Section 382 limitations due to acquisitions we made in 2002 and 2008. Future changes in stock ownership may also trigger an ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and tax credit carryforwards to reduce United States federal income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.
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

•	Expected Dividend Yield – We have never declared or paid dividends and have no plans to do so in the foreseeable future.

•	Risk-Free Interest Rate – This is the U.S. Treasury rate for the week of each option grant during the year, having a term that most closely resembles the expected life of the option.

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

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for information under the caption "Recently Issued Accounting Standards."
Results of Operations for the Years Ended December 31, 2016 and 2015
Revenue
The following represents a comparison of our research and development revenue for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase/(Decrease)
	2016	2015
	(dollars in millions)
Revenue from collaborative agreements	$86.6	$99.4	$(12.8)	(13)%
Revenue from government agreements	5.3	1.5	3.8	253%
Total revenue	$91.9	$100.9	$(9.0)	(9)%

The decrease in collaboration revenue of $12.8 million for the year ended December 31, 2016 compared to 2015 is primarily due to the decrease in revenue recognition related to the Boehringer and Takeda Pharmaceutical Company Limited (Takeda) agreements. Revenue under the Boehringer agreement decreased because the development period, and therefore the related revenue recognition period, was completed in September 2015. Revenue under the Takeda MGD010 agreement decreased primarily due to a $3.0 million milestone being recognized during the year ended December 31, 2015. These decreases were partially offset by the $75.0 million in revenue recognized during the year ended December 31, 2016 under the Janssen MGD015 agreement compared to $72.3 million recognized during the year ended December 31, 2015 under the Janssen duvortuxizumab agreement.
Revenue from government agreements increased for the year ended December 31, 2016 compared to 2015 due to revenue from the NIAID contract which began in September 2015.
Research and Development Expense
The following represents a comparison of our research and development expense for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase/(Decrease)
	2016	2015
	(dollars in millions)
Margetuximab	$35.4	$41.2	$(5.8)	(14)%
Enoblituzumab	18.0	11.9	6.1	51%
Flotetuzumab (a)	3.8	3.0	0.8	27%
MGD007	3.6	3.9	(0.3)	(8)%
MGD009	3.3	4.0	(0.7)	(18)%
MGD010	7.8	7.6	0.2	3%
MGA012	9.3	3.6	5.7	158%
MGD013	8.7	5.4	3.3	61%
Immune checkpoint programs	6.3	—	6.3	NA
Other preclinical and clinical programs, collectively	25.9	17.7	8.2	46%
Total research and development expense	$122.1	$98.3	$23.8	24%
(a) - Expenses are shown net of reimbursements from collaborator.
During the year ended December 31, 2016 our research and development expense increased by $23.8 million compared to 2015. This increase was primarily due to increased activity in our preclinical immune checkpoint programs, including MGD013, the initiation of two Phase 1 clinical trials combining enoblituzumab with other compounds, the initiation of a Phase 1 clinical trial of MGA012 and the addition of the NIAID MGD014 contract (which is included in Other preclinical and clinical studies, collectively above). These increases were partially offset by decreased manufacturing costs for margetuximab.
General and Administrative Expense
The following represents a comparison of our general and administrative expense for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase/(Decrease)
	2016	2015
	(dollars in millions)
General and administrative expense	$29.8	$22.8	$7.0	31%
General and administrative expense increased for the year ended December 31, 2016 by $7.0 million compared to 2015 primarily due to increased staff, recruiting costs, stock-based compensation expense and patent expense.
Other Income

The increase in other income for the year ended December 31, 2016 compared to 2015 is primarily due to an increase in interest income earned on marketable securities.
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
Research and Development Expense
The following represents a comparison of our research and development expense for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Increase/(Decrease)
	2015	2014
	(dollars in millions)
Margetuximab	$41.2	$19.3	$21.9	113%
Enoblituzumab	11.9	13.6	(1.7)	(13)%
Flotetuzumab	3.0	3.5	(0.5)	(14)%
MGD007	3.9	4.0	(0.1)	(3)%
MGD009	4.0	4.2	(0.2)	(5)%
MGD010	7.6	3.9	3.7	95%
Duvortuxizumab	1.7	5.1	(3.4)	(67)%
Preclinical immune checkpoint programs	9.0	1.3	7.7	592%
Other preclinical and clinical programs, collectively	16.0	15.3	0.7	5%
Total research and development expense	$98.3	$70.2	$28.1	40%
During the year ended December 31, 2015 our research and development expense increased by $28.1 million compared to 2014. This increase was primarily due to the initiation of SOPHIA, a margetuximab Phase 3 study, and a Phase 1b/2 study of margetuximab in combination with pembrolizumab, increased activity in our preclinical immune checkpoint programs, including MGD013, and the initiation of a Phase 1a study of MGD010.
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

Liquidity and Capital Resources
We have historically financed our operations primarily through public and private offerings of equity, upfront fees, milestone payments and license option fees from collaborators and reimbursement through government grants and contracts.    As of December 31, 2016, we had $285.0 million in cash, cash equivalents and marketable securities. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to receive additional reimbursement from our collaborators, including under various government grants or contracts, for certain research and development services rendered, additional milestone and opt-in payments and grant revenue. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.
Funding Requirements
We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of December 31, 2016, as well as other collaboration payments we anticipate receiving, will enable us to fund our operations through late 2018, assuming all of our programs and collaborations advance as currently contemplated.
Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(43.7)	$(13.7)	$(32.8)
Investing activities	(70.2)	(152.1)	(3.6)
Financing activities	1.9	204.3	77.4
Net increase (decrease) in cash and cash equivalents	$(112.1)	$38.6	$41.1
Operating Activities

Net cash used in operating activities reflects, among other things, the amounts used to run our clinical trials and preclinical activities. The difference between net cash used in operating activities during the years ended December 31, 2016 and 2015 was primarily due an increase in the number of ongoing clinical trials, increased enrollment in clinical trials and an increase in the number of employees.  The difference between net cash used in operating activities during the years ended December 31, 2015 and 2014 was primarily due to revenue under the Janssen agreement in 2015 partially offset by more spending on margetuximab and MGD010 clinical trials and our preclinical immune checkpoint programs.
Investing Activities
Net cash used in investing activities during the years ended December 31, 2016 and 2015 is primarily due to investing our cash in marketable securities and making leasehold improvements to our facilities.  Net cash used in investing activities during the year ended December 31, 2014 is primarily due to the acquisition of additional lab equipment needed to further our research and development activities.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2016 includes cash from stock option exercises. Net cash provided by financing activities for the year ended December 31, 2015 includes net proceeds from the JJDC investment, the follow-on equity offering, and cash from stock option exercises.  Net cash provided by financing activities for the year ended December 31, 2014 includes net proceeds from the follow-on equity offering and cash from stock option exercises.
Contractual Obligations and Contingent Liabilities
The following table represents future minimum operating lease payments under non-cancelable operating leases as of December 31, 2016:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Operating Leases	$21.7	$6.3	$8.0	$4.7	$2.7
Our current obligations and contingent liabilities are limited to the operating leases at our facilities in Rockville, Maryland and South San Francisco, California.
In July 2008, we acquired Raven Biotechnologies (Raven). The Raven purchase agreement provides for certain contingent payments that are based on the achievement of development and commercialization activities for product candidates derived from the acquired Raven technology. We are required to make a onetime payment of $5.0 million to the former Raven stockholders upon the initiation of patient dosing in the first Phase 2 clinical trial of any product derived from the Raven cancer stem cell program. No payment shall be made if the Phase 2 trial start date has not occurred on or before July 15, 2018. Other consideration includes a percentage of revenue (excluding consideration for research and development, equity and certain cost reimbursements) we may recognize for each license of a product candidate derived from the Raven cancer stem cell program. The revenue percentage in each case is based upon the execution date of the subject license. No consideration is owed for licenses executed after July 16, 2018. There is additional contingent consideration of one time payments of $8.0 million and $12.0 million, which depend upon the achievement of a specified level of sales of a product derived from the Raven cancer stem cell program. At our sole discretion, each payment can be made in cash, common stock or a combination thereof.  No additional amounts related to the Raven purchase agreement were recorded during the three years ended December 31, 2016.
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
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of December 31, 2016, we had cash, cash equivalents and marketable securities of $285.0 million. Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth on pages F-1 - F-28.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2016, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.  In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2016, the Company's internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION
None.

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
Regarding Internal Control Over Financial Reporting

The Board of Directors and Shareholders
MacroGenics, Inc.
We have audited MacroGenics, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). MacroGenics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, MacroGenics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MacroGenics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 of MacroGenics, Inc. and our report dated February 28, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
February 28, 2017

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate herein by reference the relevant information concerning directors, executive officers and corporate governance to be included in our definitive proxy statement for the 2017 annual meeting of stockholders (the "2017 Proxy Statement").

ITEM 11.	EXECUTIVE COMPENSATION
We incorporate herein by reference the relevant information concerning executive compensation to be included in the 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate herein by reference the relevant information concerning security ownership of certain beneficial owners and management to be included in the 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate herein by reference the relevant information concerning certain other relationships and related transactions to be included in the 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
We incorporate herein by reference the relevant information concerning principal accountant fees and services to be included in the 2017 Proxy Statement.

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
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

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
Scott Koenig, M.D., Ph.D.
President and CEO and Director
Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Koenig	President and CEO and Director	February 28, 2017
Scott Koenig, M.D., Ph.D.	(Principal Executive Officer)

/s/ James Karrels	Senior Vice President, Chief Financial	February 28, 2017
James Karrels	Officer and Secretary (Principal Financial Officer)

/s/ Lynn Cilinski	Vice President, Controller and Treasurer	February 28, 2017
Lynn Cilinski	(Principal Accounting Officer)

/s/ Paulo Costa	Director	February 28, 2017
Paulo Costa

/s/ Karen Ferrante, M.D.	Director	February 28, 2017
Karen Ferrante, M.D.

/s/ Matthew Fust	Director	February 28, 2017
Matthew Fust

/s/ Kenneth Galbraith	Director	February 28, 2017
Kenneth Galbraith

/s/ Edward Hurwitz	Director	February 28, 2017
Edward Hurwitz

/s/ Scott Jackson	Director	February 28, 2017
Scott Jackson

/s/ David Stump, M.D.	Director	February 28, 2017
David Stump, M.D.

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
on the Audited Consolidated Financial Statements

The Board of Directors and Shareholders
MacroGenics, Inc.
We have audited the accompanying consolidated balance sheets of MacroGenics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MacroGenics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MacroGenics Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 28, 2017

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$84,098	$196,172
Marketable securities	192,898	142,877
Accounts receivable	2,764	1,224
Prepaid expenses	3,483	1,806
Other current assets	704	305
Total current assets	283,947	342,384

Property and equipment, net	17,961	14,841
Marketable securities, non-current	7,986	—
Other assets	1,369	2,044
Total assets	$311,263	$359,269

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,995	$2,967
Accrued expenses	16,134	11,708
Deferred revenue	4,261	5,866
Deferred rent	1,319	914
Lease exit liability	1,593	2,020
Other current liabilities	—	727
Total current liabilities	27,302	24,202

Deferred revenue, net of current portion	10,045	12,631
Deferred rent, net of current portion	4,867	6,406
Lease exit liability, net of current portion	298	2,693
Total liabilities	42,512	45,932

Stockholders' equity:
Common stock, $0.01 par value – 125,000,000 shares authorized, 34,870,607 and 34,345,754 shares outstanding at December 31, 2016 and 2015, respectively	349	343
Additional paid-in capital	561,198	547,185
Accumulated other comprehensive loss	(82)	(5)
Accumulated deficit	(292,714)	(234,186)
Total stockholders' equity	268,751	313,337
Total liabilities and stockholders' equity	$311,263	$359,269
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Revenue from collaborative agreements	$86,582	$99,368	$47,264
Revenue from government agreements	5,298	1,486	533
Total revenues	91,880	100,854	47,797

Costs and expenses:
Research and development	122,091	98,271	70,186
General and administrative	29,831	22,765	15,926
Total costs and expenses	151,922	121,036	86,112

Loss from operations	(60,042)	(20,182)	(38,315)

Other income	1,514	42	2
Net loss	(58,528)	(20,140)	(38,313)

Other comprehensive loss:
Unrealized loss on investments	(77)	(5)	—
Comprehensive loss	$(58,605)	$(20,145)	$(38,313)

Basic and diluted net loss per common share	$(1.69)	$(0.63)	$(1.40)
Basic and diluted weighted average number of common shares	34,685,274	31,801,645	27,384,990
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2013	25,177,597	$252	14,381	$(58)	$254,453	$(175,733)	$—	$78,914
Share-based compensation	—	—	—	—	3,244	—	—	3,244
Issuance of common stock, net of offering costs	2,250,000	22	—	—	76,694	—	—	76,716
Stock plan related activity	568,041	6	865	(19)	738	—	—	725
Retirement of treasury stock	—	—	(14,381)	58	(58)	—	—	—
Net loss	—	—	—	—	—	(38,313)	—	(38,313)
Balance, December 31, 2014	27,995,638	280	865	(19)	335,071	(214,046)	—	121,286
Share-based compensation	—	—	—	—	7,847	—	—	7,847
Issuance of common stock, net of offering costs	5,976,827	60	—	—	203,407	—	—	203,467
Stock plan related activity	373,289	3	925	(29)	908	—	—	882
Retirement of treasury stock	—	—	(1,790)	48	(48)	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	(20,140)	—	(20,140)
Balance, December 31, 2015	34,345,754	343	—	—	547,185	(234,186)	(5)	313,337
Share-based compensation					12,165			12,165
Stock plan related activity	524,853	6	1,862	(39)	1,887			1,854
Retirement of treasury stock			(1,862)	39	(39)			—
Unrealized loss on investments							(77)	(77)
Net loss						(58,528)		(58,528)
Balance, December 31, 2016	34,870,607	$349	—	$—	$561,198	$(292,714)	$(82)	$268,751
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(58,528)	$(20,140)	$(38,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,608	2,863	1,822
Share-based compensation	12,165	7,847	3,244
Changes in operating assets and liabilities:
Accounts receivable	(1,540)	1,711	(931)
Prepaid expenses	(1,677)	2,405	(3,239)
Restricted cash	—	300	105
Other assets	276	(285)	(1,179)
Accounts payable	2,232	(163)	(1,500)
Accrued expenses	4,659	3,545	4,346
Lease exit liability	(2,822)	(3,293)	(1,439)
Deferred revenue	(4,191)	(12,223)	3,317
Deferred rent	(1,134)	4,650	(234)
Other liabilities	(727)	(878)	1,242
Net cash used in operating activities	(43,679)	(13,661)	(32,759)

Cash flows from investing activities
Purchases of marketable securities	(347,762)	(142,910)	—
Proceeds from sales and maturities of marketable securities	288,894	—	—
Purchases of property and equipment	(11,381)	(9,197)	(3,572)
Net cash used in investing activities	(70,249)	(152,107)	(3,572)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	203,467	76,716
Proceeds from stock option exercises	1,893	911	744
Purchase of treasury stock	(39)	(29)	(19)
Net cash provided by financing activities	1,854	204,349	77,441
Net change in cash and cash equivalents	(112,074)	38,581	41,110
Cash and cash equivalents at beginning of period	196,172	157,591	116,481
Cash and cash equivalents at end of period	$84,098	$196,172	$157,591

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
Use of Estimates
The preparation of the financial statements in accordance with generally accepted accounting principles (GAAP) requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair values of assets, stock-based compensation, income taxes, preclinical study and clinical trial accruals and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.
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
At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security's relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. The Company also evaluates whether it is more likely than not that it will be required to sell a security prior to recovery of its fair value.  An impairment loss is recognized at the time the Company determines that a decline in the fair value below its cost basis is other-than-temporary. There were no unrealized losses at December 31, 2016 or 2015 that the Company determined to be other-than-temporary.
Accounts Receivable

Accounts receivable that management has the intent and ability to collect are reported in the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote.
The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2016 or 2015, as the Company has a history of collecting on all outstanding accounts.
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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$46,781	$46,781	$—	$—
U.S Treasury securities	8,826	—	8,826	—
Government-sponsored enterprises	29,759	—	29,759	—
Corporate debt securities	166,300	—	166,300	—
Total assets measured at fair value (a)	$251,666	$46,781	$204,885	$—
(a) Total assets measured at fair value at December 31, 2016 includes approximately $50.8 million reported in cash and cash equivalents on the balance sheet.

	Fair Value Measurement at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$62,353	$62,353	$—	$—
U.S Treasury securities	9,348	—	9,348	—
Government-sponsored enterprises	41,202	—	41,202	—
Corporate debt securities	137,928	—	137,928	—
Total assets measured at fair value (a)	$250,831	$62,353	$188,478	$—
(a) Total assets measured at fair value at December 31, 2015 includes approximately $108.0 million reported in cash and cash equivalents on the balance sheet.
The fair value of Level 2 securities is determined from market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. There were no transfers between Level 1 and Level 2 investments during the periods presented.
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
The Company's revenue relates to agreements with various collaborators and contracts and research grants received from U.S. government agencies. The following table includes those collaborators that represent more than 10% of total revenue earned in the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Janssen Biotech, Inc. (Janssen)	85%	72%	*
Les Laboratoires Servier and Institut de Reserches Servier (collectively, Servier)	*	*	36%
Boehringer Ingelheim GmbH (Boehringer)	*	12%	29%
Takeda Pharmaceutical Company Limited (Takeda)	*	*	17%
Gilead Sciences, Inc. (Gilead)	*	*	11%
The following table includes those collaborators that represent more than 10% of accounts receivable at the date indicated:

	December 31,
	2016	2015
Janssen	40%	39%
U.S. government	19%	20%
Servier	31%	14%
Takeda	*	14%
Eli Lilly	*	13%

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
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment. ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or asset group. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset group. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2016 and 2015, the Company determined that there were no impaired assets and had no assets held-for-sale.
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
Revenues
Revenue Recognition
The Company enters into collaboration and license agreements with collaborators for the development of monoclonal antibody-based therapeutics to treat cancer and other complex diseases. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company's technological platforms, such as its Fc Optimization and Dual-Affinity Re-Targeting (DART) technologies, (ii) rights to future technological improvements, (iii) research and development activities to be performed on behalf of the collaborator or as part of the collaboration, and (iv) the manufacture of preclinical or clinical materials for the collaborator. Payments to the Company under these agreements may include nonrefundable license fees, option fees, exercise fees, payments for research and development activities, payments for the manufacture of preclinical or clinical materials, license maintenance payments, payments based upon the achievement of certain milestones and royalties on product sales. Other benefits to the Company of these agreements include the right to sell products resulting from the collaborative efforts of the parties in specific geographic territories. The Company follows the provisions of FASB ASC Topic 605-25, Revenue Recognition – Multiple-Element Arrangements, and FASB ASC Topic 605-28, Revenue Recognition–Milestone Method, in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on the achievement of certain criteria, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

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
Exclusive Licenses
The deliverables under an exclusive license agreement generally include the exclusive license to the Company's DART technology with respect to a specified antigen target, and may also include deliverables related to rights to future technological improvements, research and preclinical development activities to be performed on behalf of the collaborator. In some cases the Company may have an option to participate in the co-development of product candidates that result from such agreements.
Generally, exclusive license agreements contain nonrefundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator's request, provide research and preclinical development services at negotiated prices which are generally consistent with what other third parties would charge, (ii) earn payments upon the achievement of certain milestones, (iii) earn royalty payments, and (iv) in some cases grant the Company an option to participate in the development and commercialization of products that result from such agreements. Royalty rates may vary over the royalty term depending on the Company's intellectual property rights and whether the Company exercises any co-development and co-commercialization rights.The Company does not directly control when any collaborator will achieve milestones or become liable for royalty payments.
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
In determining the separate units of accounting, the Company evaluates whether the exclusive license has standalone value to the collaborator based on consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research and development capabilities of the collaborator and the availability of relevant research expertise in the marketplace. In addition, the Company considers whether or not (i) the collaborator could use the license for its intended purpose without the receipt of the remaining deliverables, (ii) the value of the license was dependent on the undelivered items and (iii) the collaborator or other vendors could provide the undelivered items. If the Company concludes that the license has stand-alone value and therefore will be accounted for as a separate unit of accounting, the Company then determines the estimated selling prices of the license and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity-specific factors such as the terms of the Company's previous collaboration agreements, recent preclinical and clinical testing results of therapeutic product candidates that use the Company's technology platforms, the Company's pricing practices and pricing objectives, the likelihood that technological improvements will be made, the likelihood that technological improvements made will be used by the Company's collaborators and the nature of the research services to be performed on behalf of its collaborators and market rates for similar services. Total arrangement consideration is then allocated to each of the units of accounting using the relative-selling-price method.  If facts and circumstances dictate that the exclusive license does not have stand-alone value, then the related payments are deferred and revenue is recognized throughout the period of performance.

Management reassesses the period of performance over which the Company recognizes deferred upfront license fees and makes adjustments as appropriate in the period in which a change in the estimated period of performance is identified. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use the Company's technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and its remaining period of substantial involvement can be estimated. In the event that a single target license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination or through the remaining substantial involvement in the wind down of the agreement.
Upfront payments on exclusive licenses may be recognized upon delivery of the license if facts and circumstances dictate that the license has stand-alone value from the undelivered elements, which generally include rights to future technological improvements, research services and the manufacture of preclinical and clinical materials.
The Company recognizes revenue related to research and preclinical development services that represent separate units of accounting as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured. The Company recognizes revenue related to the rights to future technological improvements over the estimated term of the applicable license.
The Company typically performs research activities and preclinical development services, including generating and engineering product candidates, on behalf of its licensees during the early evaluation and preclinical testing stages of drug development under its exclusive licenses. The Company records amounts received for research materials produced or services performed as revenue from collaborative agreements.
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
Non-refundable development and regulatory milestones that are expected to be achieved as a result of the Company's efforts during the period of substantial involvement are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive because the Company does not contribute effort to their achievement are generally recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligations, assuming all other revenue recognition criteria are met.
Right-to-Develop Agreements
The Company's right-to-develop agreements provide collaborators with an exclusive option to obtain licenses to develop and commercialize in specified geographic territories product candidates developed by the Company under agreed upon research and preclinical development product programs. The product candidates resulting from each program are all directed to a specific target selected by the collaborator. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement (referred to as "upfront" fees or payments), (ii) the selection of a target for a program, (iii) upon the exercise of an option to acquire a development and commercialization license (referred to as exercise fees or payments earned) for a program, or (iv) some combination of all of these fees.
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
Comprehensive Loss

Comprehensive loss represents net loss adjusted for the change during the periods attributed to unrealized gains and losses on available-for-sale securities. Comprehensive loss equals net loss for the year ended December 31, 2014 as there were no unrealized gains or losses in that period.
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
Basic and diluted loss per common share is computed as follows (in thousands except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss used for calculation of basic and diluted EPS	$(58,528)	$(20,140)	$(38,313)

Denominator:
Weighted average shares outstanding, basic	34,685,274	31,801,645	27,384,990
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—

Weighted average shares outstanding, diluted	34,685,274	31,801,645	27,384,990
Net loss per share, basic and diluted	$(1.69)	$(0.63)	$(1.40)
The following common stock equivalents were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2016	2015	2014
Stock options	1,394,608	1,955,398	2,094,904

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. ASU 2014-09 may be adopted either retrospectively or on a modified retrospective basis whereby ASU 2014-09 would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. In 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10,  Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients  to provide supplemental adoption guidance and clarification to ASU 2014-09. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. Management has begun an initial review of each of the Company's collaboration and license agreements and is performing an assessment of the potential effects of the standard on the Company's consolidated financial statements, accounting policies, and internal controls over financial reporting. The Company anticipates that the adoption of the new revenue recognition standard will have primarily two impacts on its contract revenues generated by its collaborative research and license agreements:
(i) Changes in the model for distinct licenses of functional intellectual property which may result in a timing difference of revenue recognition.  Whereas revenue from these arrangements was previously recognized over a period of time pursuant to revenue recognition guidance that was in place for the arrangements at the time such arrangements commenced, revenue from these arrangements may now be recognized at point in time under the new guidance.
(ii) Assessments of milestone payments, which are linked to events that are in the Company’s control, will result in variable consideration that may be recognized at an earlier point in time under the new guidance, when it is probable that the milestone will be achieved without a significant future reversal of cumulative revenue expected.
The Company has not yet completed its final review of the impact of this guidance. The Company has also not concluded on the implementation approach to be used.  Management plans to adopt the new standard effective January 1, 2018. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact the implementation approach management decides to use.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company’s adoption of this new standard for the year ended December 31, 2016 had no impact on the Company’s consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02) that provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. ASU 2016-02 includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. ASU 2016-02 is effective for fiscal years beginning after December 15,

2018, and interim periods within those fiscal years, with earlier application permitted. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.
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
3. Marketable Securities
Available-for-sale marketable securities as of December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,826	$—	$(1)	$4,825
Government-sponsored enterprises	29,764	5	(10)	29,759
Corporate debt securities	166,376	51	(127)	166,300
Total	$200,966	$56	$(138)	$200,884

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,354	$1	$(6)	$9,349
Government-sponsored enterprises	22,055	1	(9)	22,047
Corporate debt securities	111,473	42	(34)	111,481
Total	$142,882	$44	$(49)	$142,877

The contractual maturities of the available-for-sale marketable securities as of December 31, 2016 were as follows (in thousands):

	Amortized Cost	Fair Value
Mature in one year or less	$192,985	$192,898
Mature between one and five years	7,981	7,986
Total	200,966	200,884

All of the Company's available-for-sale securities held at December 31, 2015 had maturity dates of less than one year. All available-for-sale securities in an unrealized loss position as of December 31, 2016 and 2015 were in a loss position for less than twelve months.  There were no unrealized losses at December 31, 2016 or 2015 that the Company determined to be other-than-temporary.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Computer equipment	$2,520	$3,069
Software	2,352	1,801
Furniture and office equipment	897	919
Lab equipment	20,208	17,306
Leasehold improvements	17,807	11,936
Property and equipment	43,784	35,031
Less accumulated depreciation	(25,823)	(20,190)
Property and equipment, net	$17,961	$14,841
Property and equipment balance at December 31, 2016 includes approximately $0.3 million in assets that were purchased in 2016 but were not paid for by year end.  Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $6.8 million, $3.2 million and $1.8 million, respectively.
5. Stockholders' Equity
 The Company's amended and restated certificate of incorporation authorizes 125,000,000 shares of common stock, and 5,000,000 shares of undesignated preferred stock, both with a par value of $0.01 per share.  There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2016 or 2015.
In February 2014, the Company completed an equity offering, in which the Company sold 1,800,000 shares of its common stock at a price of $36.50 per share.  Additionally, the underwriters of the offering exercised the full amount of their over-allotment option resulting in the sale of an additional 450,000 shares of the Company's common stock at a price of $36.50 per share.  The Company received proceeds of $76.7 million from this offering, net of underwriting discounts and commissions and other offering expenses.
In January 2015, the Company's stock purchase agreement and investor agreement, each with Johnson & Johnson Innovation – JJDC, Inc. (JJDC) became effective (See Note 9 for additional information).  Under these agreements, JJDC purchased 1,923,077 new shares of the Company's common stock at a price of $39.00 per share, representing proceeds of $75.0 million.
In July 2015, the Company completed an equity offering, in which the Company sold 3,525,000 shares of its common stock at a price of $37.00 per share.  Additionally, the underwriters of the offering exercised the full amount of their over-allotment option resulting in the sale of an additional 528,750 shares of the Company's common stock at a price of $37.00 per share.  The Company received net proceeds of $141.0 million from this offering, net of underwriting discounts and commissions and other estimated offering expenses.
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
In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Plan, up to a specified number of shares.  As of December 31, 2016, under the 2003 Plan, there were options to purchase an aggregate of 1,193,941 shares of common stock outstanding at a weighted average exercise price of $1.81 per share.
In October 2013, the Company implemented the 2013 Stock Incentive Plan (2013 Plan).  The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards. The aggregate number of shares of common stock initially available for issuance pursuant to awards under the 2013 Plan was 1,960,168 shares.  The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the year ended December 31, 2016, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 5,375,064.  If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of December 31, 2016, under the 2013 Plan, there were options to purchase an aggregate of 2,644,119 shares of common stock outstanding at a weighted average exercise price of $26.66 per share.
The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014

Research and development	$5,778	$3,623	$1,562
General and administrative	6,387	4,224	1,682
Total stock-based compensation expense	$12,165	$7,847	$3,244
Employee Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Year Ended December 31,
	2016	2015	2014
Expected dividend yield	0%	0%	0%
Expected volatility	64% - 69%	73% - 75%	67%
Risk-free interest rate	1.2% - 2.4%	1.6% - 2.1%	1.8% - 2.3%
Expected term	6.25 years	6.25 years	6.25 years
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

The following table summarizes stock option and restricted stock unit (RSU) activity for 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	4,146,064	$16.90	7.4
Granted	399,949	23.20
Options exercised or RSUs vested	(526,715)	3.59
Forfeited or expired	(181,238)	26.53
Outstanding, December 31, 2016	3,838,060	18.93	7.0	$24,862

December 31, 2016:
Exercisable	2,292,923	13.71	6.1	22,458
Vested and expected to vest	3,651,523	18.57	7.0	24,496
During 2016, 2015 and 2014 the Company issued 526,715, 374,214 and 568,906 net shares of common stock, respectively, in conjunction with stock option exercises and RSU lapses.  The Company received cash proceeds from the exercise of stock options of approximately $1.9 million, $0.9 million and $0.7 million during 2016, 2015 and 2014, respectively.
The weighted-average grant-date fair value of options granted during 2016, 2015 and 2014 was $15.17, $20.90 and $17.41 per share, respectively. The total intrinsic value of options exercised during 2016, 2015 and 2014 was approximately $10.8 million, $10.9 million and $14.5 million, respectively.  The total fair value of stock options which vested during 2016, 2015 and 2014 was $11.6 million, $7.3 million and $3.0 million, respectively.  As of December 31, 2016, the total unrecognized compensation expense related to non-vested stock options and RSUs, net of related forfeiture estimates, was $22.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
7.  Income Taxes
For the years ended December 31, 2016, 2015 and 2014 there was no provision for income taxes due to taxable losses generated, fully offset by a valuation allowance.

The significant components of the Company's deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2016	2015
Deferred income tax assets:
Federal U.S. net operating loss carryforward	$75,377	$57,949
State net operating loss carryforward	6,583	3,907
Research and development credit, net	12,829	10,278
Orphan drug credit, net	19,855	19,284
Deferred rent	2,497	2,947
Deferred revenue	5,098	6,632
Depreciation	2,926	1,597
Other	5,085	2,532
Gross deferred income tax assets	130,250	105,126
Valuation allowance	(128,844)	(104,399)
Net deferred income tax assets	1,406	727

Deferred income tax liabilities:
Prepaid expenditures	(1,406)	(727)
Gross deferred income tax liabilities	(1,406)	(727)
Net deferred income tax asset/(liability)	$—	$—
The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary difference and carryforwards; (iii) taxable income in prior carryback years if carryback is permitted under applicable tax law; and (iv) tax planning strategies. The Company's net deferred income tax asset is not more likely than not to be utilized due to the lack of sufficient sources of future taxable income and cumulative book losses which have resulted over the years. The net increase in the valuation allowance in 2016 is due to the fact the Company generated research and development and orphan drug credits and NOL carryforwards which increased the net deferred tax asset.
As of December 31, 2016, the Company has U.S. federal and state NOL carryforwards of approximately $215.4 million that will expire in various years beginning in 2020 through 2036. In addition, the Company has U.S. federal tax credits of $32.5 million which will expire in various years beginning in 2020 through 2036.
The use of the Company's U.S. federal NOL and tax credit carryforwards in future years are restricted due to changes in the Company's ownership and tax attributes acquired through the Company's acquisitions. As of December 31, 2016, $13.5 million of the Company's US Federal NOLs are limited for use over the years 2017 – 2029 in which a range of such amounts could be utilized on an annual basis of $0.2 million to $1.4 million. The remaining $201.9 million of NOLs is not limited and can be offset against future taxable income.  Additionally, approximately $18.6 million of NOLs will be recognized as a benefit through additional-paid-in-capital when realized.  Further, despite the NOL and credit carryforwards, the Company may have a future tax liability due to an alternative minimum tax or state tax requirements in which net operating losses do not exist.

The reconciliation of the reported estimated income tax benefit to the amount that would result by applying the U.S. federal statutory tax rate to the net income is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

United States federal tax at statutory rate	$(20,489)	$(7,049)	$(13,410)
State taxes (net of federal benefit)	(3,116)	(897)	(1,608)
Deferred income tax adjustments	173	661	—
Deferred state blended rate adjustments	(32)	(493)	3,034
Research credit, net	(2,551)	(3,296)	(2,228)
Transaction cost deduction	—	—	(379)
Transaction cost deduction - prior year adjustment	—	—	(564)
Orphan drug credit, net	(571)	(106)	(139)
Other permanent items	145	(25)	(382)
Equity-based compensation	1,997	1,102	756
Change in valuation allowance	24,444	10,103	14,920
Income tax expense/(benefit)	$—	$—	$—
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$2,425	$2,047	$1,708
Increases/(decreases) for current year tax positions	308	357	242
Increases/(decreases) for prior year tax positions	(268)	21	97
Ending balance	$2,465	$2,425	$2,047
As of December 31, 2016 and 2015, of the total gross unrecognized tax benefits, approximately $2.5 million and $2.4 million would favorably impact the Company's effective income tax rate, respectively. Although, due to the Company's determination that the deferred income tax asset would not more likely than not be realized, a valuation allowance would be recorded, therefore, zero net impact would result within the Company's effective income tax rate. The Company's uncertain income tax position liability has been recorded to deferred income taxes to offset the tax attribute carryforward amounts.
For the years ended December 31, 2016, 2015 and 2014, the Company has not recognized any interest or penalties related to the uncertain income tax positions due to the fact such position is related to tax attribute carryforwards which have not yet been utilized. The Company does not expect its unrecognized income tax position to significantly decrease within the next twelve months.
The Company's U.S. Federal and state income tax returns from 2001 forward remain open to examination due to the carryover of unused net operating losses and tax credits.
8.  Lease Exit Liability
In 2008, the Company acquired Raven Biotechnologies, Inc. (Raven), a private South San Francisco-based company focused on the development of monoclonal antibody therapeutics for treating cancer. The Company undertook restructuring activities related to the acquisition of Raven. In connection with these restructuring activities, as part of the cost of acquisition, the Company established a restructuring liability attributed to an existing operating lease.  During the year ended December 31, 2016, the Company entered into an agreement to sublease a portion of the space subject to this operating lease.  The Company will receive approximately $1.3 million in sublease payments over its term, which ends at the same time as the original lease in February 2018.  No sublease income was contemplated when the restructuring liability was recorded in 2008; therefore, the Company adjusted the liability to reflect the future sublease income during the year ended December 31, 2016 and recorded an offset to research and development expenses of approximately $1.3 million in the same period.

Changes in the lease exit liability are as follows (in thousands):

Accrual balance at December 31, 2014	$8,006
Principal payments and other adjustments	(3,293)
Accrual balance at December 31, 2015	4,713
Principal payments and other adjustments (net of sublease receipts)	(2,822)
Accrual balance at December 31, 2016	$1,891
During 2015, the Company corrected an immaterial error attributed to the estimated lease term that resulted in a reduction of research and development expense of $1.9 million.
Future principal payments to be made under the lease agreement as of December 31, 2016, net of the sublease amounts, are as follows (in thousands):

2017	$1,593
2018	298
Total	$1,891
9. Collaboration and Other Agreements
Janssen
In December 2014, the Company entered into a collaboration and license agreement with Janssen for the development and commercialization of MGD011 (also known as JNJ-64052781 or duvortuxizumab), a product candidate that incorporates the Company's proprietary DART technology to simultaneously target CD19 and CD3 for the potential treatment of B-cell hematological malignancies (MGD011 Agreement). The Company contemporaneously entered into an agreement with JJDC under which JJDC agreed to purchase 1,923,077 new shares of the Company's common stock for proceeds of $75.0 million.  Upon closing the transaction in January 2015, the Company received a $50.0 million upfront payment from Janssen as well as the $75.0 million investment in the Company's common stock.
Under the MGD011 Agreement, the Company granted an exclusive license to Janssen to develop and commercialize duvortuxizumab. Following the Company's submission of the Investigational New Drug (IND) application, Janssen became fully responsible for the development and commercialization of duvortuxizumab.   Assuming successful development and commercialization, the agreement entitles the Company to receive up to $205.0 million in development milestone payments, $220.0 million in regulatory milestone payments and $150.0 million in sales milestone payments. The Company determined that each potential future clinical and regulatory milestone is substantive.  Although the sales milestones are not considered substantive, they will be recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time.  The Company may elect to fund a portion of late-stage clinical development in exchange for a profit share with Janssen in the U.S. and Canada. If commercialized, the Company would be eligible to receive low double-digit royalties on any global net sales and has the option to co-promote the molecule with Janssen in the United States.
The Company evaluated the MGD011 Agreement with Janssen and determined that it is a revenue arrangement with multiple deliverables, or performance obligations.  The Company's substantive performance obligations under the collaboration and license agreement include the delivery of an exclusive license and research and development services during the preclinical research period (through the filing of the IND for duvortuxizumab).   The Company evaluated the MGD011 Agreement and determined that the license and preclinical research and development activities each represented separate deliverables and were accounted for as separate units of accounting.  The Company concluded that the license had standalone value to Janssen and was separable from the research and development services because the license was sublicensable, there were no restrictions as to Janssen's use of the license and Janssen or other third parties have significant research capabilities in this field.  Thus, the total arrangement consideration for these two deliverables was allocated using the relative best estimate of selling price method to each deliverable.  The best estimate of selling price for the exclusive license was determined using a discounted cash flow model that includes Level 3 fair value measurements. The best estimate of selling price for the research and development services was determined using third party evidence of other similar research and development arrangements, which are Level 2 fair value measurements.
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
In July 2015, Janssen dosed the first patient in an open-label Phase 1 study of duvortuxizumab which triggered a $10.0 million milestone to the Company.  During the years ended December 31, 2016 and 2015, the Company recognized revenue of approximately $2.0 million and $72.3 million, respectively, under the MGD011 agreement.
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

Under the MGD015 Agreement, the Company granted an exclusive license to Janssen to develop and commercialize MGD015. Janssen will complete the IND-enabling activities and will be fully responsible for the future clinical development and commercialization of MGD015.   Assuming successful development and commercialization, the agreement entitles the Company to receive up to $100.0 million in development milestone payments, $265.0 million in regulatory milestone payments and $300.0 million in sales milestone payments. The Company determined that each potential future clinical and regulatory milestone is substantive.  Although the sales milestones are not considered substantive, they will be recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time.  The Company may elect to fund a portion of late-stage clinical development in exchange for a profit share with Janssen in the U.S. and Canada. If commercialized, the Company would be eligible to receive low double-digit royalties on any global net sales and has the option to co-promote the molecule with Janssen in the United States.

The Company evaluated the MGD015 Agreement with Janssen and determined that it is a revenue arrangement with multiple deliverables, or performance obligations.  The Company's substantive performance obligations under the MGD015 Agreement include the delivery of an exclusive license and research and development services during the preclinical research period.   The Company evaluated the MGD015 Agreement with Janssen and determined that the license and preclinical research and development activities each represented separate deliverables and were accounted for as two separate units of accounting.  The Company concluded that the license had standalone value to Janssen and was separable from the research and development services because the license was sublicensable, there were no restrictions as to Janssen's use of the license and Janssen or other third parties have significant research capabilities in this field.  Thus, the total arrangement consideration for these two deliverables was allocated using the best estimate of relative selling price method to each deliverable.  The best estimate of selling price for the exclusive license was determined using information from the previous collaboration and license agreement with Janssen as well as other third party collaboration and license agreements, which are Level 2 fair value measurements. The best estimate of selling price for the research and development services was determined using other similar research and development arrangements, which are also Level 2 fair value measurements.

During the year ended December 31, 2016, the Company recognized revenue of $75.8 million, including the $75.0 million upfront fee for the exclusive license under the MGD015 Agreement.

Takeda
In May 2014, the Company entered into a license and option agreement with Takeda for the development and commercialization of MGD010, a product candidate that incorporates the Company's proprietary DART technology to simultaneously engage CD32B and CD79B, which are two B-cell surface proteins.  MGD010 is being developed for the treatment of autoimmune disorders.  Upon execution of the agreement, Takeda made a non-refundable payment of $15.0 million to the Company.  Takeda had an option to obtain an exclusive worldwide license for MGD010 following the completion of a pre-defined Phase 1a study.  Following the announcement of its therapeutic area re-prioritization, Takeda gave formal notification in September 2016 that it did not intend to exercise this option.  As a result of Takeda not exercising the option, the Company regained worldwide development and commercialization rights to MGD010.
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
The Company recognized revenue of approximately $2.1 million, $8.0 million and $3.0 million under the MGD010 agreement during the years ended December 31, 2016, 2015 and 2014, respectively.  Revenue recognized during the year ended December 31, 2015 included a $3.0 million milestone payment received upon initiation of a Phase 1a trial of MGD010.   At December 31, 2016, no revenue was deferred under this agreement.  At December 31, 2015, $2.1 million of revenue was deferred under this agreement, all of which was current.
In September 2014, the Company and Takeda executed a research collaboration and license option agreement, which formalized the license for the initial research compound contemplated in the May 2014 arrangement. Under the terms of the agreement, Takeda may nominate up to three additional compounds on or before September 25, 2017, which will be subject to separate research and development plans.  The Company determined that it could recognize the entire license fee allocated to this agreement as (1) the executed contract constituted persuasive evidence of an arrangement, (2) the delivery of the license occurred and the Company had no current or future performance obligations, (3) the total consideration for the license was fixed and known at the time of its execution and there were not any extended payment terms or rights of return, and (4) the cash was received.  The Company is also entitled to receive reimbursements for research and development services provided to Takeda with respect to the initial research compound under a separate research plan.  The Company recognized revenue of approximately $1.3 million and $5.0 million under this agreement during the years ended December 31, 2015 and 2014, respectively.  Revenue during the year ended December 31, 2014 includes the $5.0 million license fee.
Takeda terminated its option to license the first program under this research collaboration agreement in 2015 and retains an option for three others.
Servier
In September 2012, the Company entered into a right-to-develop collaboration agreement with Servier and granted it options to obtain three separate exclusive licenses to develop and commercialize DART molecules, consisting of those designated by the Company as MGD006 (or flotetuzumab) (also known as S80880) and MGD007, as well as a third DART molecule, in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. During 2014, Servier exercised its exclusive option to develop and commercialize flotetuzumab, and during 2016 Servier notified the Company that it did not intend to exercise the option for the third DART molecule. Servier retains the option to obtain a license for MGD007.
Upon execution of the agreement, Servier made a nonrefundable payment of $20.0 million to the Company. In addition, the Company will be eligible to receive up to $40.0 million in license fees, $63.0 million in clinical milestone payments, $188.0 million in regulatory milestone payments and $420.0 million in sales milestone payments if Servier exercises the remaining available options and successfully develops, obtains regulatory approval for, and commercializes a product under each license. In addition to these milestones, the Company and Servier will share Phase 2 and Phase 3 development costs. The Company has determined that each potential future clinical and regulatory milestone is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. Under this agreement, Servier would be obligated to pay the Company from low double-digit to mid-teen royalties on net product sales in its territories.
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
As a result of Servier exercising its option in 2014, the Company received a $15.0 million payment from Servier for its license to develop and commercialize flotetuzumab in its territories.  Upon exercise of the option, the Company evaluated its performance obligations with respect to the license for flotetuzumab. The Company's substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company's technical expertise and committee participation. As such, the $15.0 million license fee was deferred and is being recognized ratably over a period of 82 months, which represents the expected development period for flotetuzumab.  In accordance with the agreement, the Company and Servier will share costs incurred to develop flotetuzumab.  Reimbursement of research and development expenses received in connection with this collaborative cost-sharing agreement is recorded as a reduction to research and development expense.  During the years ended December 31, 2016, 2015 and 2014 the Company recorded approximately $2.6 million, $0.5 million and $1.0 million as an offset to research and development costs under this collaboration arrangement, respectively.
During the years ended December 31, 2016, 2015 and 2014 the Company recognized revenue of $3.3 million, $3.5 million, and $16.7 million, respectively, under this agreement.  Revenue during the year ended December 31, 2014 includes two $5.0 million milestone payments from Servier upon the achievement of clinical milestones related to the IND applications for flotetuzumab and MGD007 clearing the 30-day review period by the U.S. FDA.  No milestones were recognized under this agreement during the years ended December 31, 2016 or 2015.
At December 31, 2016, $11.1 million of revenue was deferred under this agreement, $3.3 million of which was current and $7.8 million of which was non-current. At December 31, 2015, $14.4 million of revenue was deferred under this agreement, $3.3 million of which was current and $11.1 million of which was non-current.
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
Upon execution of the agreement, the Company received an upfront payment of $15.0 million. The Company subsequently received three annual maintenance payments. These maintenance payments were being recognized over the estimated period of development. The Company has the potential to earn additional milestone payments of approximately $34.0 million related to preclinical and clinical development, $88.5 million related to regulatory milestones and $82.5 million related to sales milestones for each of the two ongoing programs under this agreement. The Company determined that each potential future preclinical, clinical and regulatory milestone is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. Boehringer would be required to pay the Company mid-single digit royalties on product sales.

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
The Company concluded that the undelivered element of research and development services had fair value. The Company concluded that the license did not have value on a standalone basis (e.g. absent the provision of the research and development services) and therefore did not represent a separate unit of accounting. The Company concluded that because the drug candidate had not yet been developed, the license was of no value to Boehringer without the ensuing research and development activities using the DART technology, which is proprietary to the Company. Likewise, Boehringer could not sell the license to another party (without the Company agreeing to provide the research and development activities for the other party). Therefore, the upfront license fee and research and development services were treated as a combined unit of accounting and recognized over the expected obligation period associated with the research and development services through October 2015, which represented the estimated period of development.
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
The Company recognized no revenue under this agreement during the year ended December 31, 2016. The Company recognized revenue of approximately $12.5 million and $13.7 million during the years ended December 31, 2015 and 2014, respectively, under this agreement. Revenue recognized during the years ended December 31, 2015 and 2014 included milestone payments of $5.0 million and $2.0 million, respectively, for the achievement of clinical milestones. No revenue was deferred under this agreement at December 31, 2016 or 2015.
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
The initial $1.0 million upfront payment received by the Company upon execution of the original agreement is non-refundable; as such, there is no right of return for the license. Therefore, the upfront license fee and participation on the joint steering committee were treated as a combined unit of accounting and will be recognized over the term of the agreement through June 2020. Further, due to the fact the research and development services are not deemed to have stand-alone value, revenue for those services will be recognized over the entire term of the agreement (through June 2020). As a result of reassessing the arrangement in accordance with ASC 605-25, the Company was required to record an adjustment on the date of the material modification to reflect the revenue that would have resulted had the entity applied the requirements of ASC 605-25 from the inception of the agreement.  As a result, the Company recorded an additional $1.3 million of revenue during 2014. The Company has received a total of $5.5 million through December 31, 2016 for reimbursement of research and development services, which is also being recognized over the remaining term of the agreement.

The Company recognized revenues of approximately $0.8 million, $0.5 million and $1.7 million under this agreement during the years ended December 31, 2016, 2015 and 2014, respectively.  No milestones were achieved under this agreement during the years ended December 31, 2016, 2015 and 2014.
At December 31, 2016, $3.2 million of revenue was deferred under this agreement, $0.9 million of which was current and $2.3 million of which was non-current.  At December 31, 2015, $2.0 million of revenue was deferred under this agreement, $0.4 million of which was current and $1.6 million of which was non-current.
NIAID Contract
The Company entered into a contract with the National Institute of Allergy and Infectious Diseases (NIAID), effective as of September 15, 2015, to perform product development and to advance up to two DART molecules, including MGD014. Under this contract, the Company will develop these product candidates for Phase 1/2 clinical trials as therapeutic agents, in combination with latency reversing treatments, to deplete cells infected with human immunodeficiency virus (HIV) infection. This contract includes a base period of $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through September 14, 2022. The Company recognized $5.1 million and $0.2 million in revenue under this contract during the years ended December 31, 2016 and 2015, respectively.
10. Commitments and Contingencies
Operating Leases
The Company leases manufacturing, office and laboratory space in Rockville, Maryland under five leases that have terms that expire between 2018 and 2022 unless renewed.   This includes a seven-year lease executed in July 2015 for additional space that the Company intends to use as mixed-use office, laboratory and manufacturing space.   Under the terms of the lease, which commenced on January 1, 2016, the Company received an assignment fee from the former tenant and a tenant improvement allowance from the landlord totaling $5.1 million, which has been recorded as deferred rent and will be recognized over the lease term.   The Company also leases office and laboratory space in South San Francisco under a lease that expires on February 28, 2018. During the year ended December 31, 2016, the Company entered into a sublease agreement for a portion of the South San Francisco space (see Note 8). Future payments to be received by the Company under this sublease total approximately $0.9 million.
All of the leases contain rent escalation clauses and certain leases contain rent abatements.  For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease.  As of December 31, 2016 and 2015, the Company had recorded a deferred rent liability of $6.2 million and $7.3 million, respectively. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $3.0 million, $0.9 million and $2.0 million, respectively.
Future minimum lease payments under noncancelable operating leases as of December 31, 2016 are as follows (in thousands):

2017	$6,314
2018	4,210
2019	3,803
2020	2,142
2021	2,574
Thereafter	2,636
$21,679
Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.
11. Employee Benefit Plan

In 2002, the Company established the MacroGenics 401(k) Plan (the Plan) for its employees under Section 401(k) of the IRC. Under this Plan, all employees at least 21 years of age are eligible to participate in the Plan, starting on the first day of each month. Employees may contribute up to 100% of their salary, subject to government maximums.
Employees are 100% vested in their contributions to the Plan. The Company's contribution to the Plan, as determined by the Board of Directors, is discretionary. The Company's contributions to the Plan totaled $1.0 million, $0.4 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
12.  Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
2016
Revenue	$2,846	$80,673	$3,255	$5,106
Net income (loss)	(30,363)	40,464	(33,846)	(34,783)
Net income (loss) per share, basic	$(0.88)	$1.17	$(0.97)	$(1.00)
Net income (loss) per share, diluted	$(0.88)	$1.12	$(0.97)	$(1.00)

2015
Revenue	$71,279	$6,716	$14,681	$8,178
Net income (loss)	45,129	(21,376)	(15,442)	(28,451)
Net income (loss) per share, basic	$1.53	$(0.71)	$(0.46)	$(0.83)
Net income (loss) per share, diluted	$1.42	$(0.71)	$(0.46)	$(0.83)

EXHIBIT INDEX

Exhibit No.	Description

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

10.4+	Company 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on September 4, 2013)

10.5+
Form of Incentive Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on September 4, 2013)

10.6+	Company 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 1, 2013)

10.7+
Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 1, 2013)

10.8+
Form of Nonstatutory Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 1, 2013)

10.9+	Form of Restricted Stock Units Grant Notice under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2015)

10.10+	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-214386) filed by the Company on November 2, 2016)

10.11+
Employment Agreement between the Company and Scott Koenig, M.D., Ph.D. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed by the Company on February 29, 2016)

10.12+	Employment Agreement between the Company and James Karrels (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed by the Company on February 29, 2016)

10.13+	Employment Agreement between the Company and Jon Wigginton, M.D. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2016)

10.14+
Restricted Stock Units Grant Notice and Agreement between the Company and Jon Wigginton, M.D. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2016)

10.15+	Employment Agreement between the Company and Ezio Bonvini, M.D. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2016)

10.16+	Employment Agreement between the Company and Eric Risser

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment granted by the SEC.

+	Indicates management contract or compensatory plan.