Form 10-Q
period 2017-03-31
MACROGENICS INC
filed 2017-05-03
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 35,012,593 shares.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,518	$84,098
Marketable securities	202,585	192,898
Accounts receivable	2,093	2,764
Prepaid expenses	5,018	3,483
Other current assets	793	704
Total current assets	251,007	283,947
Property and equipment, net	17,376	17,961
Marketable securities, non-current	4,978	7,986
Other assets	1,360	1,369
Total assets	$274,721	$311,263

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,515	$3,995
Accrued expenses	17,957	16,134
Deferred revenue	4,261	4,261
Deferred rent	1,308	1,319
Lease exit liability	1,511	1,593
Total current liabilities	26,552	27,302
Deferred revenue, net of current portion	8,979	10,045
Deferred rent, net of current portion	4,552	4,867
Lease exit liability, net of current portion	—	298
Total liabilities	40,083	42,512
Stockholders' equity:
Common stock, $0.01 par value – 125,000,000 shares authorized, 34,980,433 and 34,870,607 shares outstanding at March 31, 2017 and December 31, 2016, respectively	350	349
Additional paid-in capital	564,766	561,198
Accumulated deficit	(330,370)	(292,714)
Accumulated other comprehensive loss	(108)	(82)
Total stockholders' equity	234,638	268,751
Total liabilities and stockholders' equity	$274,721	$311,263

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Revenue from collaborative agreements	$1,278	$1,893
Revenue from government agreements	777	953
Total revenues	2,055	2,846
Costs and expenses:
Research and development	32,801	27,346
General and administrative	7,462	6,133
Total costs and expenses	40,263	33,479
Loss from operations	(38,208)	(30,633)
Other income	553	270
Net loss	(37,655)	(30,363)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(26)	57
Comprehensive loss	$(37,681)	$(30,306)

Basic and diluted net loss per common share	$(1.08)	$(0.88)
Basic and diluted weighted average common shares outstanding	34,958,228	34,503,845

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$(37,655)	$(30,363)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	1,978	1,771
Share-based compensation	3,461	3,001
Changes in operating assets and liabilities:
Accounts receivable	671	(1,287)
Prepaid expenses	(1,535)	103
Other assets	(81)	(298)
Accounts payable	(2,223)	(388)
Accrued expenses	1,823	(1,788)
Lease exit liability	(379)	(488)
Deferred revenue	(1,065)	(1,893)
Deferred rent	(326)	(280)
Net cash used in operating activities	(35,331)	(31,910)
Cash flows from investing activities
Purchases of marketable securities	(56,937)	(83,116)
Proceeds from sale and maturities of marketable securities	50,072	73,413
Purchases of property and equipment	(1,492)	(2,831)
Net cash used in investing activities	(8,357)	(12,534)
Cash flows from financing activities
Proceeds from stock option exercises	108	224
Net cash provided by financing activities	108	224
Net change in cash and cash equivalents	(43,580)	(44,220)
Cash and cash equivalents at beginning of period	84,098	196,172
Cash and cash equivalents at end of period	$40,518	$151,952

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
The accompanying unaudited interim consolidated financial statements include the accounts of MacroGenics, Inc. and its wholly owned subsidiary, MacroGenics UK Limited. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2017.
There have been no material changes to the significant accounting policies previously disclosed in the Company's 2016 Annual Report on Form 10-K other than the adoption of ASU No. 2015-17, Improvements to Employee Share-Based Payment Accounting, as disclosed in the Recently Issued Accounting Standards section below.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that year. The Company adopted ASU 2016-09 effective January 1, 2017 and has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur. The adoption of this standard did not have a material impact on the Company's financial statements or related disclosures.
2. Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of their short-term nature.  The Company accounts for recurring and non-recurring fair value measurements in accordance with FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1 - Fair value is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities.

•
Level 2 - Fair value is determined by using inputs other than Level 1 quoted prices that are directly or indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models, such as interest rates and yield curves that can be corroborated by observable market data.

•
Level 3 - Fair value is determined by inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgments to be made by a reporting entity - e.g., determining an appropriate adjustment to a discount factor for illiquidity associated with a given security.

The Company evaluates financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. This determination requires the Company to make subjective judgments as to the significance of inputs used in determining fair value and where such inputs lie within the ASC 820 hierarchy.

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at March 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$31,442	$31,442	$—	$—
U.S. Treasury securities	13,821	—	13,821	—
Government-sponsored enterprises	37,915	—	37,915	—
Corporate debt securities	155,827	—	155,827	—
Total assets measured at fair value(a)	$239,005	$31,442	$207,563	$—
(a) Total assets measured at fair value at March 31, 2017, includes approximately $31.4 million reported in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$46,781	$46,781	$—	$—
U.S. Treasury securities	8,826	—	8,826	—
Government-sponsored enterprises	29,759	—	29,759	—
Corporate debt securities	166,300	—	166,300	—
Total assets measured at fair value(a)	$251,666	$46,781	$204,885	$—
(a) Total assets measured at fair value at December 31, 2016, includes approximately $50.8 million reported in cash and cash equivalents on the balance sheet.
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
3. Marketable Securities
Available-for-sale marketable securities as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$13,835	$—	$(14)	$13,821
Government-sponsored enterprises	37,942	—	(27)	37,915
Corporate debt securities	155,894	23	(90)	155,827
Total	$207,671	$23	$(131)	$207,563

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,826	$—	$(1)	$4,825
Government-sponsored enterprises	29,764	5	(10)	29,759
Corporate debt securities	166,376	51	(127)	166,300
Total	$200,966	$56	$(138)	$200,884
The contractual maturities of the available-for-sale marketable securities as of March 31, 2017 were as follows (in thousands):

	Amortized Cost	Fair Value
Mature in one year or less	$202,686	$202,585
Mature between one and five years	4,985	4,978
Total	$207,671	$207,563
All of the Company's available-for-sale securities in an unrealized loss position as of March 31, 2017 and December 31, 2016 were in a loss position for less than twelve months.  There were no unrealized losses at March 31, 2017 or December 31, 2016 that the Company determined to be other-than-temporary.
4. Lease Exit Liability
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
Changes in the lease exit liability are as follows (in thousands):

Accrual balance at December 31, 2016	$1,891
Principal payments	(380)
Accrual balance at March 31, 2017	$1,511

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
The Company evaluated the MGD011 Agreement and determined that it is a revenue arrangement with multiple deliverables, or performance obligations.  The Company's substantive performance obligations under the collaboration and license agreement include the delivery of an exclusive license and research and development services during the preclinical research period (through the filing of the IND application for duvortuxizumab).   The Company evaluated the MGD011 Agreement and determined that the license and preclinical research and development activities each represented separate deliverables and were accounted for as separate units of accounting.  The Company concluded that the license had standalone value to Janssen and was separable from the research and development services because the license was sublicensable, there were no restrictions as to Janssen's use of the license and Janssen or other third parties have significant research capabilities in this field.  Thus, the total arrangement consideration for these two deliverables was allocated using the relative best estimate of selling price method to each deliverable.  The best estimate of selling price for the exclusive license was determined using a discounted cash flow model that includes Level 3 fair value measurements. The best estimate of selling price for the research and development services was determined using third party evidence of other similar research and development arrangements, which are Level 2 fair value measurements.
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
There was no revenue recognized under the MGD011 Agreement during either of the three-month periods ended March 31, 2017 or 2016.
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
The Company evaluated the MGD015 Agreement and determined that it is a revenue arrangement with multiple deliverables, or performance obligations.  The Company's substantive performance obligations under the MGD015 Agreement include the delivery of an exclusive license and research and development services during the preclinical research period.   The Company evaluated the MGD015 Agreement and determined that the license and preclinical research and development activities each represented separate deliverables and were accounted for as two separate units of accounting.  The Company concluded that the license had standalone value to Janssen and was separable from the research and development services because the license was sublicensable, there were no restrictions as to Janssen's use of the license and Janssen or other third parties have significant research capabilities in this field.  Thus, the total arrangement consideration for these two deliverables was allocated using the best estimate of relative selling price method to each deliverable.  The best estimate of selling price for the exclusive license was determined using information from the previous collaboration and license agreement with Janssen as well as other third party collaboration and license agreements, which are Level 2 fair value measurements. The best estimate of selling price for the research and development services was determined using other similar research and development arrangements, which are also Level 2 fair value measurements.
The company recognized $0.1 million of revenue under the MGD015 Agreement during the three months ended March 31, 2017. No revenue was recognized under the MGD015 Agreement during the three months ended March 31, 2016.
Les Laboratoires Servier
In September 2012, the Company entered into a right-to-develop collaboration agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) and granted it options to obtain three separate exclusive licenses to develop and commercialize DART molecules, consisting of those designated by the Company as flotetuzumab (also known as MGD006 or S80880) and MGD007, as well as a third DART molecule, in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. During 2014, Servier exercised its exclusive option to develop and commercialize flotetuzumab, and during 2016 Servier notified the Company that it did not intend to exercise the option for the third DART molecule. Servier retains the option to obtain a license for MGD007.
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
As a result of Servier exercising its option in 2014, the Company received a $15.0 million payment from Servier for its license to develop and commercialize flotetuzumab in its territories.  Upon exercise of the option, the Company evaluated its performance obligations with respect to the license for flotetuzumab. The Company's substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company's technical expertise and committee participation. As such, the $15.0 million license fee was deferred and is being recognized ratably over a period of 82 months, which represents the expected development period for flotetuzumab.  In accordance with the agreement, the Company and Servier will share costs incurred to develop flotetuzumab.  Reimbursement of research and development expenses received in connection with this collaborative cost-sharing agreement is recorded as a reduction to research and development expense. During the three months ended March 31, 2017 the Company recorded approximately $0.5 million as an offset to research and development costs under this collaboration agreement. No such offset was recorded for the three months ended March 31, 2016.

The Company recognized revenue under this agreement of $0.8 million during each of the three month periods ended March 31, 2017 and 2016.  At March 31, 2017, $10.2 million of revenue was deferred under this agreement, $3.3 million of which was current and $6.9 million of which was non-current. At December 31, 2016, $11.1 million of revenue was deferred under this agreement, $3.3 million of which was current and $7.8 million of which was non-current.
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
The initial $1.0 million upfront payment received by the Company upon execution of the original agreement is non-refundable; as such, there is no right of return for the license. Therefore, the upfront license fee and participation on the joint steering committee were treated as a combined unit of accounting and will be recognized over the term of the agreement through June 2020. Further, due to the fact the research and development services are not deemed to have stand-alone value, revenue for those services will be recognized over the entire term of the agreement (through June 2020). As a result of reassessing the arrangement in accordance with ASC 605-25, the Company was required to record an adjustment on the date of the material modification to reflect the revenue that would have resulted had the entity applied the requirements of ASC 605-25 from the inception of the agreement.  As a result, the Company recorded an additional $1.3 million of revenue during 2014. The Company has received a total of $5.5 million through March 31, 2017 for reimbursement of research and development services, which is also being recognized over the remaining term of the agreement.
The Company recognized revenues of approximately $0.2 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively, under this agreement.
At March 31, 2017, $3.0 million of revenue was deferred under this agreement, $0.9 million of which was current and $2.1 million of which was non-current.  At December 31, 2016, $3.2 million of revenue was deferred under this agreement, $0.9 million of which was current and $2.3 million of which was non-current.
NIAID Contract
The Company entered into a contract with the National Institute of Allergy and Infectious Diseases (NIAID), effective as of September 15, 2015, to perform product development and to advance up to two DART molecules, including MGD014. Under this contract, the Company will develop these product candidates for Phase 1/2 clinical trials as therapeutic agents, in combination with latency reversing treatments, to deplete cells infected with human immunodeficiency virus (HIV) infection. This contract includes a base period of $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through September 14, 2022. The Company recognized $0.6 million and $0.9 million in revenue under this contract during the three months ended March 31, 2017 and March 31, 2016, respectively.

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
In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the Company's 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of March 31, 2017, under the 2003 Plan, there were options to purchase an aggregate of 1,084,302 shares of common stock outstanding at a weighted average exercise price of $1.89 per share.
Under the provisions of the 2013 Plan, the number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the three months ended March 31, 2017, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 6,769,888.   As of March 31, 2017, there were options to purchase an aggregate of 3,659,216 shares of common stock outstanding at a weighted average exercise price of $24.90 per share under the 2013 Plan.
The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$1,673	$1,396
General and administrative	1,788	1,605
Total stock-based compensation expense	$3,461	$3,001
Employee Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended March 31,
	2017	2016
Expected dividend yield	0%	0%
Expected volatility	67%	64%
Risk-free interest rate	2.3%	1.5% - 2.1%
Expected term	6.25 years	6.25 years

The following table summarizes stock option and restricted stock unit (RSU) activity during the three months ended March 31, 2017:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	3,838,060	$18.93	7.0
Granted	1,031,068	20.43
Exercised	(109,826)	0.98
Forfeited or expired	(15,784)	26.97
Outstanding, March 31, 2017	4,743,518	19.64	7.6	$19,885
As of March 31, 2017:
Exercisable	2,397,928	15.08	6.2	18,531
Vested and expected to vest	4,495,867	19.37	7.5	19,697
The weighted-average grant-date fair value of options granted for the three months ended March 31, 2017 was $12.76. The total intrinsic value of options exercised during the three months ended March 31, 2017 was approximately $2.0 million, and the total cash received for options exercised was approximately $0.1 million. The total fair value of shares vested in the three months ended March 31, 2017 was approximately $3.1 million. As of March 31, 2017, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was approximately $30.9 million, which the Company expects to recognize over a weighted-average period of approximately three years.
7. Net Loss Per Share
Basic loss per common share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants. 4,743,518 and 4,018,724 stock options (common stock equivalents) were excluded from the calculation of diluted loss per share for the three months ended March 31, 2017 and 2016, respectively, because their inclusion would have been anti-dilutive.
Basic and diluted loss per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss used for calculation of basic and diluted EPS	$(37,655)	$(30,363)

Denominator:
Weighted average shares outstanding, basic	34,958,228	34,503,845
Effect of dilutive securities:
Stock options and restricted stock units	—	—
Weighted average shares outstanding, diluted	34,958,228	34,503,845

Net loss per share, basic and diluted	$(1.08)	$(0.88)

8. Subsequent Event

On April 26, 2017, the Company entered into a definitive agreement with an institutional healthcare investor to purchase 1,100,000 shares of its common stock at a purchase price of $21.50 per share in a registered direct offering. Gross proceeds to the Company, before deducting estimated offering expenses, were $23.7 million. The shares were offered pursuant to the company’s shelf registration and the transaction closed on May 2, 2017. These shares are not included in the number of shares outstanding as of April 28, 2017 on the cover page of this Form 10-Q.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations is based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts.  Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2017, combined with collaboration payments we anticipate receiving, will enable us to fund our operations through late 2018, without giving effect to the net proceeds from the registered direct offering described in Note 8 to the financial statements.
We have incurred significant losses since our inception and we have an accumulated deficit of approximately $330.4 million as of March 31, 2017. Our net losses were $37.7 million for the three months ended March 31, 2017 and $58.5 million for the fiscal year ended December 31, 2016. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved products, and add infrastructure and personnel to support our product development efforts and operations. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders' deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

Strategic Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our current strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones, or royalties and other payments upon the commercial sale of products. Currently, our most significant strategic collaborations include the following:

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

In February 2014, Servier exercised its option to develop and commercialize flotetuzumab, for which we received a $15.0 million license option fee.  We also received two $5.0 million milestone payments from Servier in 2014 in connection with the IND applications for flotetuzumab and MGD007 clearing the 30-day review period by the U.S. Food and Drug Administration (FDA). As of March 31, 2017, Servier still retains an option to obtain a license for MGD007, but has notified us that they have terminated their rights to license the third DART molecule.
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies during the three months ended March 31, 2017.

Results of Operations
Revenue
The following represents a comparison of our revenue for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016
		(dollars in millions)
Revenue from collaborative agreements	$1.3	$1.9	$(0.6)	(32)%
Revenue from government agreements	0.8	0.9	(0.1)	(11)%
Total revenue	$2.1	$2.8	$(0.7)	(25)%
The decrease in collaboration revenue of $0.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily due to a decrease in revenue recognition related to the Takeda MGD010 agreement. Upon the notification that Takeda would not exercise the option to obtain an exclusive worldwide license for MGD010 during the three months ended September 30, 2016, the Company's performance obligation to Takeda ceased, and the remaining deferred revenue under the MGD010 agreement was recognized in full.
Revenue from government agreements decreased by $0.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to less costs incurred under the NIAID cost plus fixed fee contract.
Research and Development Expense
The following represents a comparison of our research and development expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016
	(dollars in millions)
Margetuximab	$10.7	$7.3	$3.4	47%
Enoblituzumab	4.0	4.3	(0.3)	(7)%
Flotetuzumab	1.1	1.3	(0.2)	(15)%
MGD007	1.2	1.0	0.2	20%
MGD009	1.1	0.8	0.3	38%
MGD010	1.6	1.8	(0.2)	(11)%
Duvortuxizumab	0.2	1.4	(1.2)	(86)%
MGA012	2.4	—	2.4	N/A
Preclinical immune checkpoint programs	4.8	5.5	(0.7)	(13)%
Other preclinical and clinical programs, collectively	5.7	3.9	1.8	46%
Total research and development expense	$32.8	$27.3	$5.5	20%
During the three months ended March 31, 2017 our research and development expense increased by $5.5 million compared to the three months ended March 31, 2016. This increase was primarily due to the initiation of a Phase 1 clinical trial of MGA012 in late 2016, continued enrollment in the margetuximab SOPHIA study and increased activity in our other preclinical and clinical programs.  These increases were partially offset by a decrease in duvortuxizumab manufacturing costs, which are reimbursed by our collaborator.

 General and Administrative Expense
The following represents a comparison of our general and administrative expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase
	2017	2016
		(dollars in millions)
General and administrative expense	$7.5	$6.1	$1.4	23%
General and administrative expense increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to increased professional fees, including consulting expenses, and increased employee compensation and benefit expense to support our overall growth.
Other Income
The increase in other income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is due to an increase in interest income earned on investments.
Liquidity and Capital Resources
We have historically financed our operations primarily through public and private offerings of equity, upfront fees, milestone payments and license option fees from collaborators and reimbursement through government grants and contracts.    As of March 31, 2017, we had $248.1 million in cash, cash equivalents and marketable securities. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to receive additional reimbursement from our collaborators, including under various government grants or contracts, for certain research and development services rendered, additional milestone payments and opt-in payments. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.
Funding Requirements
We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of March 31, 2017, as well as other collaboration payments we anticipate receiving, will enable us to fund our operations through late 2018, without giving effect to the net proceeds from the registered direct offering described in Note 8 to the financial statements.
Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(35.3)	$(31.9)
Investing activities	(8.4)	(12.5)
Financing activities	0.1	0.2
Net decrease in cash and cash equivalents	$(43.6)	$(44.2)

Operating Activities
Net cash used in operating activities reflects, among other things, the amounts used to run our clinical trials and preclinical activities. The increase in net cash used in operating activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to higher research and development expenses.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2017 is primarily due to investing our cash in marketable securities and making leasehold improvements to our facilities.  Net cash used in investing activities during the three months ended March 31, 2016 was primarily due to investing our cash in marketable securities.
Financing Activities
Net cash provided by financing activities for the three month periods ended March 31, 2017 and 2016 reflects cash from stock option exercises.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of March 31, 2017, we had cash, cash equivalents and marketable securities of $248.1 million. Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
No change in our internal control over financial reporting has occurred during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A.	Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. See also, "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q.

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
(Principal Financial Officer)
Dated: May 3, 2017

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