Form 10-Q
period 2017-06-30
MACROGENICS INC
filed 2017-08-02
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2017, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 36,798,465 shares.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,627	$84,098
Marketable securities	127,033	192,898
Accounts receivable	1,991	2,764
Prepaid expenses	4,008	3,483
Other current assets	455	704
Total current assets	250,114	283,947
Property and equipment, net	23,179	17,961
Marketable securities, non-current	—	7,986
Other assets	1,553	1,369
Total assets	$274,846	$311,263

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,088	$3,995
Accrued expenses	22,319	16,134
Deferred revenue	3,202	4,261
Deferred rent	1,160	1,319
Lease exit liability	1,120	1,593
Total current liabilities	29,889	27,302
Deferred revenue, net of current portion	9,238	10,045
Deferred rent, net of current portion	4,371	4,867
Lease exit liability, net of current portion	—	298
Total liabilities	43,498	42,512
Stockholders' equity:
Common stock, $0.01 par value – 125,000,000 shares authorized, 36,680,522 and 34,870,607 shares outstanding at June 30, 2017 and December 31, 2016, respectively	367	349
Additional paid-in capital	602,085	561,198
Accumulated deficit	(371,024)	(292,714)
Accumulated other comprehensive loss	(80)	(82)
Total stockholders' equity	231,348	268,751
Total liabilities and stockholders' equity	$274,846	$311,263

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Revenue from collaborative agreements	$1,081	$78,497	$2,359	$80,390
Revenue from government agreements	585	2,176	1,361	3,129
Total revenues	1,666	80,673	3,720	83,519
Costs and expenses:
Research and development	34,461	33,340	67,262	60,686
General and administrative	8,384	7,239	15,846	13,372
Total costs and expenses	42,845	40,579	83,108	74,058
Income (loss) from operations	(41,179)	40,094	(79,388)	9,461
Other income	525	370	1,078	640
Net income (loss)	(40,654)	40,464	(78,310)	10,101
Other comprehensive income (loss):
Unrealized gain (loss) on investments	25	7	(1)	64
Comprehensive income (loss)	$(40,629)	$40,471	$(78,311)	$10,165

Basic net income (loss) per common share	$(1.14)	$1.17	$(2.21)	$0.29
Diluted net income (loss) per common share	$(1.14)	$1.12	$(2.21)	$0.28
Basic weighted average common shares outstanding	35,784,804	34,616,197	35,373,799	34,560,021
Diluted weighted average common shares outstanding	35,784,804	36,017,411	35,373,799	35,966,987

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(78,310)	$10,101
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	3,981	3,557
Share-based compensation	7,063	6,124
Changes in operating assets and liabilities:
Accounts receivable	773	(77,151)
Prepaid expenses	(525)	(1,976)
Other assets	65	(426)
Accounts payable	(2,026)	(355)
Accrued expenses	6,185	866
Lease exit liability	(771)	(2,134)
Deferred revenue	(1,866)	(3,179)
Deferred rent	(655)	(563)
Net cash used in operating activities	(66,086)	(65,136)
Cash flows from investing activities
Purchases of marketable securities	(56,937)	(202,392)
Proceeds from sale and maturities of marketable securities	130,505	141,611
Purchases of property and equipment	(8,795)	(8,339)
Net cash provided by (used in) investing activities	64,773	(69,120)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	33,175	—
Proceeds from stock option exercises and ESPP purchases	667	351
Net cash provided by financing activities	33,842	351
Net change in cash and cash equivalents	32,529	(133,905)
Cash and cash equivalents at beginning of period	84,098	196,172
Cash and cash equivalents at end of period	$116,627	$62,267

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
The Company plans to adopt the new standard effective January 1, 2018 using the modified retrospective method with the cumulative effective of initially applying the new standard recognized in retained earnings at the date of initial adoption. The Company has begun to analyze its existing revenue agreements to evaluate the impact of adoption.
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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at June 30, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$92,815	$92,815	$—	$—
U.S. Treasury securities	13,782	—	13,782	—
Government-sponsored enterprises	26,129	—	26,129	—
Corporate debt securities	87,122	—	87,122	—
Total assets measured at fair value(a)	$219,848	$92,815	$127,033	$—
(a) Total assets measured at fair value at June 30, 2017 includes approximately $92.8 million reported in cash and cash equivalents on the balance sheet.

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
3. Marketable Securities
Available-for-sale marketable securities as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$13,802	$—	$(20)	$13,782
Government-sponsored enterprises	26,159	—	(30)	26,129
Corporate debt securities	87,152	5	(35)	87,122
Total	$127,113	$5	$(85)	$127,033

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,826	$—	$(1)	$4,825
Government-sponsored enterprises	29,764	5	(10)	29,759
Corporate debt securities	166,376	51	(127)	166,300
Total	$200,966	$56	$(138)	$200,884
All available-for-sale marketable securities held as of June 30, 2017 had contractual maturities of less than one year. All of the Company's available-for-sale marketable securities in an unrealized loss position as of June 30, 2017 and December 31, 2016 were in a loss position for less than twelve months.  There were no unrealized losses at June 30, 2017 or December 31, 2016 that the Company determined to be other-than-temporary.
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
Changes in the lease exit liability are as follows (in thousands):

Accrual balance at December 31, 2016	$1,891
Principal payments	(771)
Accrual balance at June 30, 2017	$1,120

5. Stockholders' Equity

On April 26, 2017, the Company entered into a definitive agreement with an institutional healthcare investor to purchase 1,100,000 shares of its common stock at a purchase price of $21.50 per share in a registered direct offering. Gross proceeds to the Company, before deducting estimated offering expenses, were $23.7 million. The shares were offered pursuant to the Company’s shelf registration on Form S-3 that was filed with the SEC on November 2, 2016.

On May 3, 2017, the Company entered into a sales agreement with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $75.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. The shares that may be sold under the sales agreement would be issued and sold pursuant to the Company's shelf registration statement on Form S-3 that was filed with the SEC on November 2, 2016. Through June 30, 2017, the Company sold 536,942 shares of common stock under the sales agreement, resulting in net proceeds of $9.7 million related to the ATM Offering.

6. Collaboration and Other Agreements
Janssen Biotech, Inc.
In December 2014, the Company entered into a collaboration and license agreement with Janssen Biotech, Inc. (Janssen) for the development and commercialization of MGD011 (also known as duvortuxizumab), a product candidate that incorporates the Company's proprietary DART® technology to simultaneously target CD19 and CD3 for the potential treatment of B-cell hematological malignancies (MGD011 Agreement). The Company contemporaneously entered into an agreement with Johnson & Johnson Innovation - JJDC, Inc. (JJDC) under which JJDC agreed to purchase 1,923,077 new shares of the Company's common stock for proceeds of $75.0 million.  Upon closing the transaction in January 2015, the Company received a $50.0 million upfront payment from Janssen as well as the $75.0 million investment in the Company's common stock.
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
The Company evaluated the MGD011 Agreement and determined that it is a revenue arrangement with multiple deliverables, or performance obligations.  The Company's substantive performance obligations under the collaboration and license agreement include the delivery of an exclusive license and research and development services during the preclinical research period (through the filing of the IND application for duvortuxizumab).   The Company evaluated the MGD011 Agreement and determined that the license and preclinical research and development activities each represented separate deliverables and were accounted for as separate units of accounting.  The Company concluded that the license had standalone value to Janssen and was separable from the research and development services because the license was sublicensable, there were no restrictions as to Janssen's use of the license and Janssen or other third parties have significant research capabilities in this field.  Thus, the total arrangement consideration for these two deliverables was allocated using the relative best estimate of selling price method to each deliverable.  The best estimate of selling price for the exclusive license was determined using a discounted cash flow model that includes Level 3 fair value measurements. The best estimate of selling price for the research and development services was determined using other similar research and development arrangements, which are Level 2 fair value measurements.
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
There was no revenue recognized under the MGD011 Agreement during any of the three or six-month periods ended June 30, 2017 or 2016.
In May 2016, the Company entered into a separate collaboration and license agreement with Janssen, a related party through ownership of the Company's common stock, for the development and commercialization of MGD015 (also known as JNJ-9383), a product candidate that incorporates the Company's proprietary DART technology to simultaneously target CD3 and an undisclosed tumor target for the potential treatment of various hematological malignancies and solid tumors (MGD015 Agreement). The transaction closed in June 2016, and the Company received the $75.0 million upfront payment from Janssen in July 2016.
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
The company recognized $0.2 million and $0.3 million of revenue under the MGD015 Agreement during the three and six months ended June 30, 2017, respectively. No revenue was recognized under the MGD015 Agreement during the three and six months ended June 30, 2016.
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

As a result of Servier exercising its option in 2014, the Company received a $15.0 million payment from Servier for its license to develop and commercialize flotetuzumab in its territories.  Upon exercise of the option, the Company evaluated its performance obligations with respect to the license for flotetuzumab. The Company's substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company's technical expertise and committee participation. As such, the $15.0 million license fee was deferred and was being recognized ratably over a period of 82 months, which represented the expected development period for flotetuzumab. During the three months ended June 30, 2017, the Company and Servier determined that the expected development period should be extended to 124 months.  The impact of this change in accounting estimate reduced revenue that would have been recognized in 2017 by $0.8 million. In accordance with the agreement, the Company and Servier will share costs incurred to develop flotetuzumab.  Reimbursement of research and development expenses received in connection with this collaborative cost-sharing agreement is recorded as a reduction to research and development expense. During the three months ended June 30, 2017 and 2016, the Company recorded approximately $0.4 million and $0.7 million as an offset to research and development costs under this collaboration agreement, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded approximately $0.9 million and $1.1 million as an offset to research and development costs under this collaboration agreement, respectively.
The Company recognized revenue under this agreement of $0.6 million and $0.8 million during the three months ended June 30, 2017 and 2016, respectively. The Company recognized revenue under this agreement of $1.4 million and $1.7 million during the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, $9.7 million of revenue was deferred under this agreement, $2.3 million of which was current and $7.4 million of which was non-current. At December 31, 2016, $11.1 million of revenue was deferred under this agreement, $3.3 million of which was current and $7.8 million of which was non-current.

NIAID Contract
The Company entered into a contract with the National Institute of Allergy and Infectious Diseases (NIAID), effective as of September 15, 2015, to perform product development and to advance up to two DART molecules, including MGD014. Under this contract, the Company will develop these product candidates for Phase 1/2 clinical trials as therapeutic agents, in combination with latency reversing treatments, to deplete cells infected with human immunodeficiency virus (HIV) infection. This contract includes a base period of $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through September 14, 2022. The Company recognized $0.4 million and $2.1 million in revenue under this contract during the three months ended June 30, 2017 and 2016, respectively. The Company recognized $1.0 million and $3.1 million in revenue under this contract during the six months ended June 30, 2017 and 2016, respectively.
7. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the three and six months ended June 30, 2017, employees purchased 19,351 shares of common stock under the ESPP plan for net proceeds to the Company of approximately $0.3 million.
Employee Stock Option Plans
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
In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the Company's 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of June 30, 2017, under the 2003 Plan, there were options to purchase an aggregate of 1,053,487 shares of common stock outstanding at a weighted average exercise price of $1.85 per share.
Under the provisions of the 2013 Plan, the number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the six months ended June 30, 2017, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 6,769,888.   As of June 30, 2017, there were options to purchase an aggregate of 3,567,521 shares of common stock outstanding at a weighted average exercise price of $24.88 per share under the 2013 Plan.
The following table shows stock-based compensation expense for stock options, RSUs and ESPP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$1,833	$1,445	$3,506	$2,841
General and administrative	1,769	1,678	3,557	3,283
Total stock-based compensation expense	$3,602	$3,123	$7,063	$6,124

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended June 30,
	2017	2016
Expected dividend yield	0%	0%
Expected volatility	66.7% - 67.7%	63.7% - 65.4%
Risk-free interest rate	2.0% - 2.3%	1.3% - 2.1%
Expected term	6.25 years	6.25 years

The following table summarizes stock option and restricted stock unit (RSU) activity during the six months ended June 30, 2017:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	3,838,060	$18.93	7.0
Granted	1,120,950	20.38
Exercised	(155,484)	2.36
Forfeited or expired	(182,518)	24.13
Outstanding, June 30, 2017	4,621,008	19.63	7.2	$17,581
As of June 30, 2017:
Exercisable	2,534,628	15.86	5.8	16,784
Vested and expected to vest	4,407,535	19.37	7.1	17,489
The weighted-average grant-date fair value of options granted for the six months ended June 30, 2017 was $12.73. The total intrinsic value of options exercised during the six months ended June 30, 2017 was approximately $2.6 million, and the total cash received for options exercised was approximately $0.3 million. The total fair value of shares vested in the six months ended June 30, 2017 was approximately $6.1 million. As of June 30, 2017, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was approximately $26.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
8. Commitments and Contingencies
Operating Leases
The Company leases manufacturing, office and laboratory space in Rockville, Maryland under five leases that have terms that expire between 2018 and 2023 unless renewed.   During the three months ended June 30, 2017, one of these leases was renewed for an additional five years. The Rockville leases include a seven-year lease executed in July 2015 for additional space that the Company intends to use as mixed-use office, laboratory and manufacturing space.   Under the terms of the lease, which commenced on January 1, 2016, the Company received an assignment fee from the former tenant and a tenant improvement allowance from the landlord totaling $5.1 million, which has been recorded as deferred rent and will be recognized over the lease term.   The Company also leases office and laboratory space in South San Francisco under a lease that expires on February 28, 2018. During the year ended December 31, 2016, the Company entered into a sublease agreement for a portion of the South San Francisco space (see Note 4). As of June 30, 2017, future payments to be received by the Company under this sublease total approximately $0.5 million. In April 2017, the Company entered into a 72-month lease commencing December 1, 2017 for office and laboratory space which will be occupied upon the termination of the current South San Francisco lease.
All of the leases contain rent escalation clauses and certain leases contain rent abatements.  For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease.
Future minimum lease payments under noncancelable operating leases as of June 30, 2017 are as follows (in thousands):

Year Ended December 31,
2017	$6,391
2018	5,346
2019	5,077
2020	3,454
2021	3,926
Thereafter	5,129
$29,323

Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

9. Net Income (Loss) Per Share
Basic income (loss) per common share is determined by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants. 4,621,008 stock options (common stock equivalents) were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2017, respectively, because their inclusion would have been anti-dilutive. 257,678 and 114,148 stock options were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2016, respectively, because their inclusion would have been anti-dilutive.
Basic and diluted income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) used for calculation of basic and diluted EPS	$(40,654)	$40,464	$(78,310)	$10,101

Denominator:
Weighted average shares outstanding, basic	35,784,804	34,616,197	35,373,799	34,560,021
Effect of dilutive securities:
Stock options and restricted stock units	—	1,401,214	—	1,406,966
Weighted average shares outstanding, diluted	35,784,804	36,017,411	35,373,799	35,966,987

Net income (loss) per share, basic	$(1.14)	$1.17	$(2.21)	$0.29
Net income (loss) per share, diluted	$(1.14)	$1.12	$(2.21)	$0.28
10. Subsequent Events

On July 6, 2017, the Company entered into an agreement to sublease a portion of the space it leases in Rockville, MD. Under the terms of the sublease, which commences August 1, 2017, the Company will receive a total of $2.4 million over the 30 month term.

On July 21, 2017, the Company executed a lease amendment for its headquarters building in Rockville, MD. This amendment extends the term of the lease to August 2027, restructures the rent due under the lease, and provides for an additional tenant improvement allowance from the landlord of $7.5 million. Future rent payments under the amended lease will increase by $23.5 million, which is not reflected in the future minimum lease payments table in Note 8.

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
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts.  Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2017, combined with collaboration payments we anticipate receiving, will enable us to fund our operations into 2019.
We have incurred significant losses since our inception and we have an accumulated deficit of approximately $371.0 million as of June 30, 2017. Our net losses were $78.3 million for the six months ended June 30, 2017 and $58.5 million for the fiscal year ended December 31, 2016. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved products, and add infrastructure and personnel to support our product development efforts and operations. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders' deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

In February 2014, Servier exercised its option to develop and commercialize flotetuzumab, for which we received a $15.0 million license option fee.  We also received two $5.0 million milestone payments from Servier in 2014 in connection with the IND applications for flotetuzumab and MGD007 clearing the 30-day review period by the U.S. Food and Drug Administration (FDA). As of June 30, 2017, Servier still retains an option to obtain a license for MGD007, but has notified us that they have terminated their rights to license the third DART molecule.
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies during the three months ended June 30, 2017.
Results of Operations
Revenue
The following represents a comparison of our revenue for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase/(Decrease)
	2017	2016
		(dollars in millions)
Revenue from collaborative agreements	$1.1	$78.5	$(77.4)	(99)%
Revenue from government agreements	0.6	2.2	(1.6)	(73)%
Total revenue	$1.7	$80.7	$(79.0)	(98)%

	Six Months Ended June 30,		Increase/(Decrease)
	2017	2016
	(dollars in millions)
Revenue from collaborative agreements	$2.4	$80.4	$(78.0)	(97)%
Revenue from government agreements	1.4	3.1	(1.7)	(55)%
Total revenue	$3.8	$83.5	$(79.7)	(95)%

Collaboration revenue decreased by $77.4 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and $78.0 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the $75.0 million upfront payment under the Janssen MGD015 agreement and a $2.0 million milestone payment from Pfizer, Inc., both of which were recognized in the second quarter of 2016.
Revenue from government agreements decreased by $1.6 million and $1.7 million for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, respectively, primarily due to less costs incurred under the NIAID cost plus fixed fee contract.
Research and Development Expense
The following represents a comparison of our research and development expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase/(Decrease)
	2017	2016
	(dollars in millions)
Margetuximab	$10.4	$12.4	$(2.0)	(16)%
Enoblituzumab	5.1	4.4	0.7	16%
Flotetuzumab	0.9	0.1	0.8	800%
MGD007	1.7	0.6	1.1	183%
MGD009	0.8	0.6	0.2	33%
MGD010	0.5	1.4	(0.9)	(64)%
Duvortuxizumab	—	0.7	(0.7)	(100)%
MGA012*	3.1	—	3.1	N/A
Preclinical immune checkpoint programs	5.1	5.3	(0.2)	(4)%
Other preclinical and clinical programs, collectively	6.9	7.8	(0.9)	(12)%
Total research and development expense	$34.5	$33.3	$1.2	4%

	Six Months Ended June 30,		Increase/(Decrease)
	2017	2016
	(dollars in millions)
Margetuximab	$21.1	$19.8	$1.3	7%
Enoblituzumab	9.0	8.6	0.4	5%
Flotetuzumab	1.9	1.9	—	—%
MGD007	2.9	1.6	1.3	81%
MGD009	1.9	1.5	0.4	27%
MGD010	2.1	3.2	(1.1)	(34)%
Duvortuxizumab	0.1	2.1	(2.0)	(95)%
MGA012*	5.5	—	5.5	N/A
Preclinical immune checkpoint programs	10.0	10.8	(0.8)	(7)%
Other preclinical and clinical programs, collectively	12.8	11.2	1.6	14%
Total research and development expense	$67.3	$60.7	$6.6	11%
*MGA012 was included in Preclinical immune checkpoint programs for the three and six months ended June 30, 2016.
During the three months ended June 30, 2017 our research and development expense increased by $1.2 million compared to the three months ended June 30, 2016. This increase was primarily due to the initiation of a Phase 1 clinical trial of MGA012 in late 2016 and continued enrollment in our various clinical trials.  These increases were partially offset by a decrease in duvortuxizumab manufacturing costs, which are reimbursed by our collaborator. Our research and development expense increased by $6.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the initiation of a Phase 1 clinical trial of MGA012 in late 2016, continued enrollment in our various clinical trials and increased activity in our other preclinical and clinical programs.  These increases were partially offset by a decrease in duvortuxizumab manufacturing costs, which are reimbursed by our collaborator.
 General and Administrative Expense
The following represents a comparison of our general and administrative expense for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase
	2017	2016
		(dollars in millions)
General and administrative expense	$8.4	$7.2	$1.2	17%

	Six Months Ended June 30,		Increase
	2017	2016
		(dollars in millions)
General and administrative expense	$15.8	$13.4	$2.4	18%
General and administrative expense increased for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 primarily due to increased professional fees, including consulting expenses, and increased employee compensation and benefit expense to support our overall growth.
Other Income
The increase in other income for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 is due to an increase in interest income earned on investments.
Liquidity and Capital Resources
We have historically financed our operations primarily through public and private offerings of equity, upfront fees, milestone payments and license option fees from collaborators and reimbursement through government grants and contracts.    As of June 30, 2017, we had $243.7 million in cash, cash equivalents and marketable securities. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to receive additional reimbursement from our collaborators, including under various government grants or contracts, for certain research and development services rendered, additional milestone payments and opt-in payments. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.
Funding Requirements
We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of June 30, 2017, as well as other collaboration payments we anticipate receiving, will enable us to fund our operations into 2019.

Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(66.1)	$(65.1)
Investing activities	64.8	(69.1)
Financing activities	33.8	0.4
Net increase (decrease) in cash and cash equivalents	$32.5	$(133.9)
Operating Activities
Net cash used in operating activities reflects, among other things, the amounts used to run our clinical trials and preclinical activities. The increase in net cash used in operating activities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to higher research and development expenses.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2017 is primarily due to maturities of marketable securities partially offset by purchases of marketable securities and making leasehold improvements to our facilities, including the build-out of our manufacturing suite at our headquarters location.  Net cash used in investing activities during the six months ended June 30, 2016 was primarily due to investing our cash in marketable securities.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2017 reflects cash proceeds from our securities offerings of approximately $33.4 million, cash from stock option exercises and proceeds from the purchase of shares under our employee stock purchase plan.  Net cash provided by financing activities for the six months ended June 30, 2016 reflects cash from stock option exercises.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of June 30, 2017, we had cash, cash equivalents and marketable securities of $243.7 million. Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
No change in our internal control over financial reporting has occurred during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A.	Risk Factors
Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from the risk factors previously disclosed in our Annual Report.

Item 6.	Exhibits

10.1*	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-214386) filed by the Company on November 2, 2016)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
* Indicates management contract or compensatory plan

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
James Karrels
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: August 2, 2017

EXHIBIT INDEX

Exhibit Page Number

10.1*	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-214386) filed by the Company on November 2, 2016)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
* Indicates management contract or compensatory plan