Form 10-Q
period 2017-09-30
MACROGENICS INC
filed 2017-11-08
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2017, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 36,822,710 shares.

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

•
our ability to close on the Incyte transaction and enter into new collaborations or to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,884	$84,098
Marketable securities	112,763	192,898
Accounts receivable	2,194	2,764
Prepaid expenses	3,261	3,483
Other current assets	364	704
Total current assets	209,466	283,947
Property and equipment, net	30,838	17,961
Marketable securities, non-current	—	7,986
Other assets	1,541	1,369
Total assets	$241,845	$311,263

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,680	$3,995
Accrued expenses	25,501	16,134
Deferred revenue	3,202	4,261
Deferred rent	1,165	1,319
Lease exit liability	715	1,593
Other liabilities	175	—
Total current liabilities	32,438	27,302
Deferred revenue, net of current portion	8,438	10,045
Deferred rent, net of current portion	11,504	4,867
Lease exit liability, net of current portion	—	298
Total liabilities	52,380	42,512
Stockholders' equity:
Common stock, $0.01 par value – 125,000,000 shares authorized, 36,807,112 and 34,870,607 shares outstanding at September 30, 2017 and December 31, 2016, respectively	368	349
Additional paid-in capital	607,191	561,198
Accumulated deficit	(418,067)	(292,714)
Accumulated other comprehensive loss	(27)	(82)
Total stockholders' equity	189,465	268,751
Total liabilities and stockholders' equity	$241,845	$311,263

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Revenue from collaborative agreements	$1,076	$2,014	$3,435	$82,404
Revenue from government agreements	587	1,241	1,948	4,370
Total revenues	1,663	3,255	5,383	86,774
Costs and expenses:
Research and development	40,984	30,296	108,246	90,982
General and administrative	8,403	7,224	24,249	20,596
Total costs and expenses	49,387	37,520	132,495	111,578
Loss from operations	(47,724)	(34,265)	(127,112)	(24,804)
Other income	681	419	1,759	1,059
Net loss	(47,043)	(33,846)	(125,353)	(23,745)
Other comprehensive loss:
Unrealized gain (loss) on investments	56	(41)	55	23
Comprehensive loss	$(46,987)	$(33,887)	$(125,298)	$(23,722)

Basic and diluted net loss per common share	$(1.28)	$(0.97)	$(3.50)	$(0.69)
Basic and diluted weighted average common shares outstanding	36,779,305	34,766,440	35,847,449	34,629,330

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(125,353)	$(23,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,886	5,634
Stock-based compensation	11,064	9,126
Changes in operating assets and liabilities:
Accounts receivable	570	(1,784)
Prepaid expenses	222	495
Other assets	168	(599)
Accounts payable and other liabilities	(2,138)	(133)
Accrued expenses	9,501	3,895
Lease exit liability	(1,176)	(2,473)
Deferred revenue	(2,666)	(4,920)
Deferred rent	6,482	(846)
Net cash used in operating activities	(97,440)	(15,350)
Cash flows from investing activities
Purchases of marketable securities	(89,124)	(269,697)
Proceeds from sale and maturities of marketable securities	177,006	207,733
Purchases of property and equipment	(18,645)	(10,319)
Net cash provided by (used in) investing activities	69,237	(72,283)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	34,294	—
Proceeds from stock option exercises and ESPP purchases	695	1,362
Net cash provided by financing activities	34,989	1,362
Net change in cash and cash equivalents	6,786	(86,271)
Cash and cash equivalents at beginning of period	84,098	196,172
Cash and cash equivalents at end of period	$90,884	$109,901

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
There have been no material changes to the significant accounting policies previously disclosed in the Company's 2016 Annual Report on Form 10-K other than as disclosed in the Recently Issued Accounting Standards section below.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. ASU 2014-09 may be adopted either retrospectively or on a modified retrospective basis whereby ASU 2014-09 would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. In 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10,  Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients  to provide supplemental adoption guidance and clarification to ASU 2014-09. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. The Company plans to adopt the new standard effective January 1, 2018 using the modified retrospective method with the cumulative effect of initially applying the new standard recognized in retained earnings at the date of initial adoption. Management has performed an initial review of each of the Company's collaboration and license agreements and assessed the potential effects of the standard on the Company's consolidated financial statements, accounting policies, and internal control over financial reporting. The Company does not anticipate that the adoption of the new revenue recognition standard will have a material impact on its contract revenues generated by its collaborative research and license agreements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02) that provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. ASU 2016-02 includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier application permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at September 30, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$72,744	$72,744	$—	$—
U.S. Treasury securities	12,759	—	12,759	—
Government-sponsored enterprises	22,983	—	22,983	—
Corporate debt securities	77,021	—	77,021	—
Total assets measured at fair value(a)	$185,507	$72,744	$112,763	$—
(a) Total assets measured at fair value at September 30, 2017 includes approximately $72.7 million reported in cash and cash equivalents on the balance sheet.

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
3. Marketable Securities
Available-for-sale marketable securities as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$12,770	$—	$(11)	$12,759
Government-sponsored enterprises	22,995	—	(12)	22,983
Corporate debt securities	77,025	12	(16)	77,021
Total	$112,790	$12	$(39)	$112,763

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,826	$—	$(1)	$4,825
Government-sponsored enterprises	29,764	5	(10)	29,759
Corporate debt securities	166,376	51	(127)	166,300
Total	$200,966	$56	$(138)	$200,884
All available-for-sale marketable securities held as of September 30, 2017 had contractual maturities of less than one year. All of the Company's available-for-sale marketable securities in an unrealized loss position as of September 30, 2017 and December 31, 2016 were in a loss position for less than twelve months.  There were no unrealized losses at September 30, 2017 or December 31, 2016 that the Company determined to be other-than-temporary.

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
Changes in the lease exit liability are as follows (in thousands):

Accrual balance at December 31, 2016	$1,891
Principal payments	(1,176)
Accrual balance at September 30, 2017	$715

5. Stockholders' Equity

On April 26, 2017, the Company entered into a definitive agreement with an institutional healthcare investor to purchase 1,100,000 shares of its common stock at a purchase price of $21.50 per share in a registered direct offering. Proceeds to the Company, before deducting estimated offering expenses, were $23.7 million. The shares were offered pursuant to the Company’s effective shelf registration on Form S-3 that was filed with the SEC on November 2, 2016.

On May 3, 2017, the Company entered into a sales agreement with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $75.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. The shares that may be sold under the sales agreement would be issued and sold pursuant to the Company's shelf registration statement on Form S-3 that was filed with the SEC on November 2, 2016. During the three and nine months ended September 30, 2017, the Company sold 62,342 and 599,284 shares of common stock under the sales agreement, respectively, resulting in net proceeds of $1.1 million and $10.8 million, respectively, related to the ATM Offering.

6. Collaboration and Other Agreements
Janssen Biotech, Inc.
In December 2014, the Company entered into a collaboration and license agreement with Janssen Biotech, Inc. (Janssen) for the development and commercialization of MGD011 (also known as duvortuxizumab) (MGD011 Agreement). The Company contemporaneously entered into an agreement with Johnson & Johnson Innovation - JJDC, Inc. (JJDC) under which JJDC agreed to purchase 1,923,077 new shares of the Company's common stock for proceeds of $75.0 million.  Upon closing the transaction in January 2015, the Company received a $50.0 million upfront payment from Janssen as well as the $75.0 million investment in the Company's common stock.
Under the MGD011 Agreement, the Company granted an exclusive license to Janssen to develop and commercialize duvortuxizumab. Following the Company's submission of the Investigational New Drug (IND) application, Janssen became fully responsible for the development and commercialization of duvortuxizumab.  In August 2017, Janssen notified the Company that they were terminating the MGD011 Agreement.
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
The Company recognized $0.2 million and $0.5 million of revenue under the MGD015 Agreement during the three and nine months ended September 30, 2017, respectively. No revenue was recognized under the MGD015 Agreement during the three months ended September 30, 2016. $75.0 million of revenue was recognized under the MGD015 Agreement during the nine months ended September 30, 2016.
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
As a result of Servier exercising its option in 2014, the Company received a $15.0 million payment from Servier for its license to develop and commercialize flotetuzumab in its territories.  Upon exercise of the option, the Company evaluated its performance obligations with respect to the license for flotetuzumab. The Company's substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company's technical expertise and committee participation. As such, the $15.0 million license fee was deferred and was being recognized ratably over a period of 82 months, which represented the expected development period for flotetuzumab. During the three months ended June 30, 2017, the Company and Servier determined that the expected development period should be extended to 124 months.  The impact of this change in accounting estimate reduced revenue that would have been recognized in 2017 by $0.8 million. In accordance with the agreement, the Company and Servier will share costs incurred to develop flotetuzumab.  Reimbursement of research and development expenses received in connection with this collaborative cost-sharing agreement is recorded as a reduction to research and development expense. During the three months ended September 30, 2017 and 2016, the Company recorded approximately $0.6 million and $1.0 million, respectively, as an offset to research and development costs under this collaboration agreement. During the nine months ended September 30, 2017 and 2016, the Company recorded approximately $1.5 million and $2.1 million, respectively, as an offset to research and development costs under this collaboration agreement.
The Company recognized revenue under this agreement of $0.6 million and $0.8 million during the three months ended September 30, 2017 and 2016, respectively. The Company recognized revenue under this agreement of $2.0 million and $2.5 million during the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, $9.1 million of revenue was deferred under this agreement, $2.3 million of which was current and $6.8 million of which was non-current. At December 31, 2016, $11.1 million of revenue was deferred under this agreement, $3.3 million of which was current and $7.8 million of which was non-current.
NIAID Contract
The Company entered into a contract with the National Institute of Allergy and Infectious Diseases (NIAID), effective as of September 15, 2015, to perform product development and to advance up to two DART molecules, including MGD014. Under this contract, the Company will develop these product candidates for Phase 1/2 clinical trials as therapeutic agents, in combination with latency reversing treatments, to deplete cells infected with human immunodeficiency virus (HIV) infection. This contract includes a base period of $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through September 14, 2022. During the three months ended September 30, 2017, NIAID exercised the first option in the amount of $10.8 million. The Company recognized $0.4 million and $1.2 million in revenue under this contract during the three months ended September 30, 2017 and 2016, respectively. The Company recognized $1.5 million and $4.3 million in revenue under this contract during the nine months ended September 30, 2017 and 2016, respectively.
7. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the nine months ended September 30, 2017, employees purchased 19,351 shares of common stock under the 2016 ESPP for net proceeds to the Company of approximately $0.3 million.

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
In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the Company's 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of September 30, 2017 there were options to purchase an aggregate of 989,239 shares of common stock outstanding at a weighted average exercise price of $1.89 per share under the 2003 Plan.
Under the provisions of the 2013 Plan, the number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the nine months ended September 30, 2017, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 6,769,888.   As of September 30, 2017, there were options to purchase an aggregate of 3,544,555 shares of common stock outstanding at a weighted average exercise price of $24.69 per share under the 2013 Plan.
The following table shows stock-based compensation expense for stock options, RSUs and ESPP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$2,006	$1,403	$5,512	$4,243
General and administrative	1,995	1,600	5,552	4,883
Total stock-based compensation expense	$4,001	$3,003	$11,064	$9,126

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Nine Months Ended September 30,
	2017	2016
Expected dividend yield	0%	0%
Expected volatility	66.7% - 68.3%	63.7% - 67.7%
Risk-free interest rate	1.9% - 2.3%	1.2% - 2.1%
Expected term	6.25 years	6.25 years

The following table summarizes stock option and restricted stock unit (RSU) activity during the nine months ended September 30, 2017:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	3,838,060	$18.93	7.0
Granted	1,219,725	20.09
Exercised	(219,732)	2.02
Forfeited or expired	(304,259)	24.13
Outstanding, September 30, 2017	4,533,794	19.71	7.2	$18,050
As of September 30, 2017:
Exercisable	2,704,057	16.86	6.2	17,254
Vested and expected to vest	4,352,976	19.48	7.2	17,993
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2017 was $12.56. The total intrinsic value of options exercised during the nine months ended September 30, 2017 was approximately $3.7 million, and the total cash received for options exercised was approximately $0.4 million. The total fair value of shares vested in the nine months ended September 30, 2017 was approximately $10.7 million. As of September 30, 2017, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was approximately $23.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
8. Commitments and Contingencies
Operating Leases
The Company leases manufacturing, office and laboratory space in Rockville, Maryland under five leases that have terms that expire between 2018 and 2027 unless renewed.  During the three months ended September 30, 2017, the Company entered into an agreement to sublease a portion of the space it leases. Under the terms of the sublease, the Company will receive a total of $2.4 million over the 30 month term.
The Rockville leases include a lease executed in July 2015 for space that the Company uses as its headquarters with office and laboratory space and manufacturing space currently under construction.   Under the terms of the lease, which commenced on January 1, 2016, the Company received an assignment fee from the former tenant and a tenant improvement allowance from the landlord totaling $5.1 million.   In July 2017, the Company executed a lease amendment for its headquarters building which extends the term of the lease to August 2027, restructures the rent due under the lease, and provides for an additional tenant improvement allowance from the landlord of $7.5 million, which was received during the third quarter. The assignment fee and tenant improvement allowances have been recorded as deferred rent and are being recognized over the new lease term.
The Company also leases office and laboratory space in South San Francisco under a lease that expires on February 28, 2018. During the year ended December 31, 2016, the Company entered into a sublease agreement for a portion of the South San Francisco space (see Note 4). As of September 30, 2017, future payments to be received by the Company under this sublease total approximately $0.3 million. In April 2017, the Company entered into a 72-month lease commencing in December 2017 for office and laboratory space which will replace our current South San Francisco location.
All of the leases contain rent escalation clauses and certain leases contain rent abatements.  For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease.

Future minimum lease payments under noncancelable operating leases as of September 30, 2017 are as follows (in thousands):

Year Ended December 31,
2017	$6,985
2018	6,574
2019	6,342
2020	4,775
2021	4,743
Thereafter	23,370
$52,789
Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

9. Net Loss Per Share
Basic loss per common share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants. 4,533,794 stock options (common stock equivalents) were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2017 because their inclusion would have been anti-dilutive. 3,856,652 stock options were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2016 because their inclusion would have been anti-dilutive.
Basic and diluted loss per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss used for calculation of basic and diluted EPS	$(47,043)	$(33,846)	$(125,353)	$(23,745)

Denominator:
Weighted average shares outstanding, basic	36,779,305	34,766,440	35,847,449	34,629,330
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—
Weighted average shares outstanding, diluted	36,779,305	34,766,440	35,847,449	34,629,330

Net loss per share, basic and diluted	$(1.28)	$(0.97)	$(3.50)	$(0.69)
10. Subsequent Events

In October 2017, the Company entered into a global collaboration and license agreement with Incyte Corporation (Incyte) for the development and commercialization of MGA012, an investigational anti-PD-1 monoclonal antibody. Incyte has obtained exclusive worldwide rights for the development and commercialization of MGA012 in all indications, while the Company retains the right to develop its pipeline assets in combination with MGA012. As part of the MGA012 collaboration with Incyte, the Company retains the right to manufacture a portion of both companies' global clinical and commercial supply needs of MGA012. Upon closing, the Company will receive a $150.0 million upfront payment from Incyte. Assuming successful development and commercialization, the Company could receive up to $750.0 million in clinical, regulatory and commercialization milestone payments. If commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on global net sales of MGA012 by Incyte. The transaction is expected to close in the fourth quarter of 2017, subject to the early termination or expiration of any applicable waiting periods under Hart-Scott-Rodino Antitrust Improvements Act of 1976 and customary closing conditions.

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
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts.  Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of September 30, 2017, combined with collaboration payments we anticipate receiving, will enable us to fund our operations into 2019. This does not give effect to the $150.0 million upfront payment we will receive from Incyte as part of our recently announced MGA012 collaboration, which is expected to close during the fourth quarter of 2017. Such closing is subject to the early termination or expiration of any applicable waiting periods under the Hart-Scott-Rodino Act and customary closing conditions.
We have incurred significant losses since our inception and we have an accumulated deficit of approximately $418.1 million as of September 30, 2017. Our net losses were $125.4 million for the nine months ended September 30, 2017 and $58.5 million for the fiscal year ended December 31, 2016. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved products, and add infrastructure and personnel to support our product development efforts and operations. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders' deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

Strategic Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our current strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones, or royalties and other payments upon the commercial sale of products. Currently, our most significant strategic collaborations include the following:

•
Janssen. In May 2016, we entered into a collaboration and license agreement with Janssen for the development and commercialization of MGD015, a product candidate that incorporates our proprietary DART technology to simultaneously target CD3 and an undisclosed tumor target for the potential treatment of various hematological malignancies and solid tumors. Upon the transaction closing, we received a $75.0 million upfront payment from Janssen.  Under the collaboration and license agreement, we granted an exclusive license to Janssen to develop and commercialize MGD015. Janssen will complete the IND-enabling activities and will be fully responsible for the future clinical development and commercialization of MGD015.   Assuming successful development and commercialization, the agreement entitles us to receive up to $665.0 million in development, regulatory and sales milestone payments. If commercialized, we would be eligible to receive low double-digit royalties on any global net sales and have the option to co-promote the molecule with Janssen in the United States.

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

In February 2014, Servier exercised its option to develop and commercialize flotetuzumab, for which we received a $15.0 million license option fee.  We also received two $5.0 million milestone payments from Servier in 2014 in connection with the IND applications for flotetuzumab and MGD007 clearing the 30-day review period by the U.S. Food and Drug Administration (FDA). As of September 30, 2017, Servier still retains an option to obtain a license for MGD007, but Servier notified us during 2016 that they have terminated their rights to license the third DART molecule.
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies during the three months ended September 30, 2017.
Results of Operations
Revenue
The following represents a comparison of our revenue for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase/(Decrease)
	2017	2016
		(dollars in millions)
Revenue from collaborative agreements	$1.1	$2.0	$(0.9)	(46)%
Revenue from government agreements	0.6	1.2	(0.6)	(51)%
Total revenue	$1.7	$3.2	$(1.5)	(48)%

	Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016
	(dollars in millions)
Revenue from collaborative agreements	$3.4	$82.4	$(79.0)	(96)%
Revenue from government agreements	2.0	4.4	(2.4)	(54)%
Total revenue	$5.4	$86.8	$(81.4)	(94)%

Collaboration revenue decreased by $0.9 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to a decrease in revenue recognition related to the Takeda Pharmaceutical Company Ltd. (Takeda) MGD010 agreement. Upon the notification that Takeda would not exercise the option to obtain an exclusive worldwide license for MGD010 during the three months ended September 30, 2016, the Company's performance obligation to Takeda ceased, and the remaining deferred revenue under the MGD010 agreement was recognized in full. Collaboration revenue decreased by $79.0 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the $75.0 million upfront payment under the Janssen MGD015 agreement and a $2.0 million milestone payment from Pfizer, Inc., both of which were recognized in the second quarter of 2016, as well as a decrease in revenue recognition related to the Takeda MGD010 agreement.
Revenue from government agreements decreased by $0.6 million and $2.4 million for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, primarily due to less costs incurred under the NIAID cost plus fixed fee contract.
Research and Development Expense
The following represents a comparison of our research and development expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase/(Decrease)
	2017	2016
	(dollars in millions)
Margetuximab	$13.9	$9.3	$4.6	49%
Enoblituzumab	6.9	5.3	1.6	30%
Flotetuzumab	2.2	0.5	1.7	340%
MGD007	1.9	0.9	1.0	111%
MGD009	1.2	0.9	0.3	33%
MGD010	0.7	2.4	(1.7)	(71)%
Duvortuxizumab	0.1	(1.8)	1.9	(106)%
MGA012*	3.7	—	3.7	N/A
Preclinical immune checkpoint programs	4.7	6.6	(1.9)	(29)%
Other preclinical and clinical programs, collectively	5.7	6.2	(0.5)	(8)%
Total research and development expense	$41.0	$30.3	$10.7	35%

	Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016
	(dollars in millions)
Margetuximab	$35.0	$29.1	$5.9	20%
Enoblituzumab	15.9	13.9	2.0	14%
Flotetuzumab	4.1	2.4	1.7	71%
MGD007	4.9	2.5	2.4	96%
MGD009	3.1	2.4	0.7	29%
MGD010	2.8	5.7	(2.9)	(51)%
Duvortuxizumab	0.2	0.3	(0.1)	(33)%
MGA012*	9.2	—	9.2	N/A
Preclinical immune checkpoint programs	14.7	17.4	(2.7)	(16)%
Other preclinical and clinical programs, collectively	18.3	17.3	1.0	6%
Total research and development expense	$108.2	$91.0	$17.2	19%
*MGA012 was included in Preclinical immune checkpoint programs for the three and nine months ended September 30, 2016.
During the three months ended September 30, 2017 our research and development expense increased by $10.7 million compared to the three months ended September 30, 2016. This increase was primarily due to the dose escalation portion of the Phase 1 clinical trial of MGA012 which was initiated in late 2016 and was completed in the third quarter of 2017. Also contributing to the increase was the continued enrollment in our various clinical trials, including two margetuximab studies, multiple enoblituzumab studies, and the flotetuzumab and MGD007 Phase 1 studies.  Our research and development expense increased by $17.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the Phase 1 clinical trial of MGA012 and continued enrollment in our various clinical trials.  These increases were partially offset by a decrease in MGD010 clinical trial costs as the study was completed in the second quarter of 2017.
 General and Administrative Expense
The following represents a comparison of our general and administrative expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase
	2017	2016
		(dollars in millions)
General and administrative expense	$8.4	$7.2	$1.2	17%

	Nine Months Ended September 30,		Increase
	2017	2016
		(dollars in millions)
General and administrative expense	$24.2	$20.6	$3.6	17%
General and administrative expense increased for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily due to increased professional fees, including consulting expenses, and increased employee compensation and benefit expense to support our overall growth.

Other Income
The increase in other income of $0.3 million and $0.7 million for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, is due to an increase in interest income earned on investments.
Liquidity and Capital Resources
We have historically financed our operations primarily through public and private offerings of equity, upfront fees, milestone payments and license option fees from collaborators and reimbursement through government grants and contracts.    As of September 30, 2017, we had $203.6 million in cash, cash equivalents and marketable securities. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to receive additional reimbursement from our collaborators, including under various government grants or contracts, for certain research and development services rendered, additional milestone payments and opt-in payments. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.
Funding Requirements
We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of September 30, 2017, as well as other collaboration payments we anticipate receiving, will enable us to fund our operations into 2019. This does not give effect to the $150.0 million upfront payment we will receive from Incyte as part of our recently announced MGA012 collaboration, which is expected to close during the fourth quarter of 2017. Such closing is subject to the early termination or expiration of any applicable waiting periods under the Hart-Scott-Rodino Act and customary closing conditions.

Cash Flows
The following table represents a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(97.4)	$(15.4)
Investing activities	69.2	(72.3)
Financing activities	35.0	1.4
Net increase (decrease) in cash and cash equivalents	$6.8	$(86.3)
Operating Activities
Net cash used in operating activities reflects, among other things, the amounts used to run our clinical trials and preclinical activities. The increase in net cash used in operating activities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to the $75.0 million upfront payment under the Janssen MGD015 agreement and a $2.0 million milestone payment from Pfizer, Inc., both of which were recognized in the second quarter of 2016. No such milestones were recognized during the nine months ended September 30, 2017.

Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2017 is primarily due to maturities of marketable securities partially offset by purchases of marketable securities and making leasehold improvements to our facilities, including the build-out of our manufacturing suite at our headquarters location.  Net cash used in investing activities during the nine months ended September 30, 2016 was primarily due to investing our cash in marketable securities.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2017 reflects net cash proceeds from our securities offerings of approximately $34.3 million, cash from stock option exercises and proceeds from the purchase of shares under our employee stock purchase plan.  Net cash provided by financing activities for the nine months ended September 30, 2016 reflects cash from stock option exercises.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of September 30, 2017, we had cash, cash equivalents and marketable securities of $203.6 million. Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
No change in our internal control over financial reporting has occurred during the three months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A.	Risk Factors
Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended December 31, 2016.

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
(Principal Financial Officer)
Dated: November 8, 2017

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