Form 10-K
period 2017-12-31
MACROGENICS INC
filed 2018-02-27
CIK 1125345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes   ☑ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐ No   ☑

The aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $642 million based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant's common stock outstanding on February 23, 2018 was 36,918,852.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MacroGenics, Inc.'s definitive proxy statement for the 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

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

PART I
ITEM 1.                          BUSINESS
Except as otherwise indicated herein or as the context otherwise requires, references in this annual report on Form 10-K to "MacroGenics," the "company," "we," "us" and "our" refer to MacroGenics, Inc. and its consolidated subsidiaries. MacroGenics, the MacroGenics logo, DART(R), TRIDENTTM and the phrase "Breakthrough Biologics, Life-Changing Medicines" are our trademarks or registered trademarks. The other trademarks, trade names and service marks appearing in this report are the property of their respective owners.
Overview
We are a biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. We currently have a pipeline of product candidates in human clinical testing that have been created primarily using our proprietary technology platforms, which also have broad applicability across other therapeutic domains, including autoimmune disorders and infectious disease. We believe our programs have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.
Our most advanced clinical product candidate is margetuximab, a monoclonal antibody directed against human epidermal growth factor receptor 2, or HER2, that has been enhanced using our proprietary "Fc Optimization" platform described in greater detail below. The HER2 protein is expressed by certain breast, gastroesophageal and other cancers. We have an ongoing Phase 3 clinical trial, which we call SOPHIA, to study margetuximab in patients with HER2 positive metastatic breast cancer that has progressed despite treatment with other HER2-directed therapeutic agents. In January 2018, we announced the completion of a pre-planned interim futility analysis with the recommendation of an independent data safety monitoring committee to continue SOPHIA as planned without modification. This analysis was based on a pre-specified assessment of progression-free survival as determined by independent central review. We anticipate that a successful outcome from the SOPHIA study would allow us to seek approval of the product from the U.S. Food and Drug Administration, or FDA. We are also conducting a Phase 2 clinical trial by treating patients with HER2-positive gastric or gastroesophageal junction cancer with margetuximab in combination with an anti-PD-1 monoclonal antibody, an immune checkpoint inhibitor molecule that plays a critical role in modulation of the immune system's response to cancer. Encouraging interim clinical data from this study were presented in January 2018.
Flotetuzumab is one of several clinical-stage molecules developed using our proprietary platform technology for making DART® molecules, which is described in greater detail below. Unlike standard monoclonal antibodies, DART molecules are bispecific, which means they can be directed against two different biological targets, and therefore lend themselves to a variety of different applications. Flotetuzumab is a bispecific, humanized DART molecule that recognizes both CD123 and CD3. CD123, the Interleukin-3 receptor alpha chain, has been reported to be over-expressed on cancer cells in a wide range of hematological malignancies, including acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). AML and MDS are thought to arise in and be perpetuated by a small population of leukemic stem cells (LSCs) that generally resist conventional chemotherapeutic agents. LSCs are characterized by high levels of CD123 expression that is low or absent in the corresponding hematopoietic progenitors and stem cell populations in normal human bone marrow. Flotetuzumab was designed to redirect T lymphocytes to kill CD123-expressing cells. To achieve this, the DART molecule combines an arm that recognizes CD123 on the target cancer cells, with a portion of an antibody recognizing CD3, an activating protein expressed by normal T cells, which are specialized white blood cells in the human immune system.
Updated dose expansion data from an ongoing Phase 1 study of flotetuzumab were presented at a scientific conference in December 2017. Consistent with dose escalation data that had previously been presented, flotetuzumab demonstrated acceptable tolerability as well as evidence of anti-leukemic activity, with three of eight evaluable patients in the dose expansion cohort experiencing complete remission with or without platelet recovery (CR/CRi) or morphologic leukemia-free (MLF) state as of the data cut-off date. Our collaborator, Les Laboratoires Servier and Institut de Recherches Servier, or, collectively, Servier, has development and commercialization rights outside North America, Japan, Korea and India for flotetuzumab.
We are pursuing multiple approaches for targeting an immune system protein known as programmed cell death protein 1 (PD-1). Marketed antibodies targeting this checkpoint molecule have shown clinical efficacy in the treatment of various tumors by releasing the "brakes" on the immune system which is often seen when tumors evade detection by the immune system. In 2016, we commenced a Phase 1 clinical study of MGA012, a humanized, monoclonal antibody directed against PD-1. MGA012 is being developed for use as monotherapy as well as in combination with other potential cancer therapeutics. We licensed MGA012 to Incyte Corporation in 2017 under a global collaboration and license agreement. We retain the right to develop our own pipeline assets in combination with MGA012.

In addition to MGA012, we use the anti-PD-1 specificity as we continue to develop additional bispecific and trispecific molecules that engage this target together with other immune regulatory molecules. Monoclonal antibodies that target the immune checkpoints PD-1 and lymphocyte-activation gene 3 (LAG-3) have shown enhanced clinical antitumor activity when given in combination. Recognizing the therapeutic potential of dual checkpoint blockade, we have engineered MGD013, a bispecific DART molecule, to bind PD-1 and LAG-3 concomitantly or independently and disrupt these non-redundant inhibitory pathways to further restore exhausted T-cell function. We anticipate that MGD013, if approved, could be used for the treatment of a wide range of cancers, including both solid tumors and hematological malignancies. MGD013 has demonstrated an acceptable preclinical safety and toxicological profile and is currently being evaluated in a Phase 1 dose escalation study.
Approved monoclonal antibodies that target the immune checkpoints PD-1 and cytotoxic T-lymphocyte-associated protein 4 (CTLA-4) have shown enhanced clinical antitumor activity when given in combination in various cancers, including renal cell carcinoma and non-small cell lung cancer with high tumor mutational burden. MGD019, a second DART molecule in our pipeline designed to enable co-blockade of two immune checkpoint molecules co-expressed on T cells, recognizes both PD-1 and CTLA-4. We anticipate submitting an Investigational New Drug (IND) application for MGD019 in 2018.
We are also developing several product candidates targeting B7-H3, a protein in the B7 family of immune regulator proteins. B7-H3 is widely expressed by a number of different tumor types and may play a key role in regulating the immune response to various types of cancer. There are no currently approved therapeutic agents directed against B7-H3. We have two clinical product candidates directed against B7-H3, enoblituzumab and MGD009, and we also have ongoing research efforts underway to advance MGC018, an antibody-drug conjugate, or ADC, directed against B7-H3. Our most advanced candidate in this franchise, enoblituzumab, is a monoclonal antibody that has also been enhanced using our Fc Optimization platform. Enoblituzumab is being evaluated clinically in multiple studies either as monotherapy, or in combination with an anti-PD-1 antibody across multiple tumor types.
MGD009 is directed to both B7-H3 expressed on tumor cells as well as CD3, expressed on normal T cells. In preclinical models, MGD009 has re-directed T cells to reduce or eliminate B7-H3 expressing tumors. We are currently conducting a Phase 1 clinical trial with MGD009 in patients with B7-H3 positive tumors and in a separate study that combines MGD009 and MGA012.
Two additional CD3-targeting DART molecules, MGD007 and PF-06671008, are currently in Phase 1 clinical testing, with each targeting a specific tumor antigen known to be expressed on certain cancers. MGD007, which recognizes glycoprotein A33 (gpA33) and CD3, is being tested in patients with colorectal cancer. Our collaborator, Servier, has an option to gain development and commercialization rights for MGD007 outside North America, Japan, Korea and India. PF-06671008, which targets p-cadherin and CD3, is being advanced by our collaborator Pfizer, Inc. (Pfizer) and is being studied in certain undisclosed solid tumors. The DART molecules that redirect T cells against cancer targets are manufactured using a conventional antibody platform without the complexity of having to genetically modify T cells from individual patients, as would be required by approaches such as chimeric antigen receptor (CAR) T cells.
Beyond oncology, we believe our antibody-based technology platforms have broad applicability across other therapeutic domains. For example, MGD010, a clinical-stage DART molecule, has a different mechanism of action than the other DART molecules currently in development. MGD010 recognizes two proteins expressed by B cells, which are specialized white blood cells that play a role in modulating the human immune system's inflammatory response. We believe that MGD010 may be able to reduce the harmful inflammatory effects seen in a variety of autoimmune and inflammatory disorders by modulating the function of human B cells while avoiding their depletion. In 2017, we completed a Phase 1 clinical study in healthy volunteers and observed acceptable safety and pharmacodynamic activity consistent with the expected mechanism of action of MGD010.
As another example of our DART platform's versatility, MGD014 is the first DART molecule designed to target an infectious agent. MGD014 targets the envelope protein of HIV-infected cells (Env) and T cells, via their CD3 component, to redirect the immune system’s T cells to kill HIV-infected cells. An IND for MGD014 was cleared by FDA in 2017 and we expect to commence the Phase 1 study in 2018.
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
We estimate that in 2017, 2016 and 2015, we spent approximately $147.2 million, $122.1 million and $98.3 million on research and development activities, respectively.
Our Strategy

Our goal is to be a fully integrated biotechnology company leading in the discovery, development and commercialization of breakthrough biologics for the treatment of patients with cancer.
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

•
Fully integrated with a deep pipeline.  Our objective is to be a fully-integrated biotechnology company, and we intend to continue to grow and establish all necessary functions from early-stage research through commercialization in at least the United States.  At our current stage of development as a company, we have established early-stage discovery, process development, clinical development and clinical-stage manufacturing functions, we are completing the build-out of a facility that will support commercial manufacturing, and we intend to build a U.S.-based sales and marketing infrastructure as our development pipeline matures.

We have a broad portfolio of product candidates and we are not dependent upon the success of any one of them for the overall success of the company.  We continue to augment our pipeline through the discovery and development of new product candidates, primarily through utilization of our internal scientific expertise and strategically seeking external collaborations that can augment our own skills.  From 2015 to 2017, we advanced four programs into clinical development.  Our goal is to continue to advance one or more programs into clinical development per year to ensure a robust pipeline and to replace product candidates that fail to progress.

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
Other Therapeutic Areas
We believe our proprietary technology platforms also have broad applicability across other therapeutic areas, including autoimmune disorders and infectious disease.
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
Our Product Candidates
The table below depicts the current status of product candidates that are in or near human clinical development and for which we retain all or some commercial rights:

Program (Target)	Indication	Pre-IND	Phase 1	Phase 2	Phase 3	Collaborator	Our Commercial Rights
	ONCOLOGY							
	Margetuximab (HER2)	Breast (HER2+) "SOPHIA"					Green Cross	Worldwide, excl. S. Korea
		Gastric (+anti-PD-1)						
	Flotetuzumab (CD123 x CD3)	AML/MDS					Servier	N. Amer., Jap., Korea, India
		AML (+MGA012)		*Planned*				
PD-1	**MGA012** (PD-1)	Solid Tumors					Incyte**	—
PD-1	**MGD013** (PD-1 x LAG-3)	Solid Tumors/Heme Mal.					—	Worldwide
PD-1	**MGD019** (PD-1 x CTLA-4)	Solid Tumors					—	Worldwide
B7-H3	**Enoblituzumab** (B7-H3)	Solid Tumors (+anti-PD-1)					—	Worldwide
B7-H3	**MGD009** (B7-H3 x CD3)	Solid Tumors					—	Worldwide
B7-H3		Solid Tumors (+MGA012)						
B7-H3	**MGC018** (B7-H3)*	Solid Tumors					—	Worldwide
	MGD007 (gpA33 x CD3)	Colorectal					Servier option	Worldwide
		Colorectal (+MGA012)		*Planned*				
	AUTOIMMUNE & INFECTIOUS DISEASE							
	Teplizumab (CD3)	Type 1 Diab. Prevention					NIDDK/NIH	Worldwide
	MGD010 (CD32B x CD79B)	Autoimmune Disorders					—	Worldwide
	MGD014 (HIV x CD3)	HIV					NIAID/NIH	Worldwide

"MGD" = DART "MGA" = Antibody "MGC" = ADC

** ADC based on duocarmycin payload with cleavable peptide linker licensed from Synthon Biopharmaceuticals.*
*** MacroGenics retains rights to develop its pipeline assets in combination with MGA012 and to manufacture a portion of global clinical and commercial supply needs of MGA012.*

Oncology

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

Our Phase 1 data for margetuximab, in addition to demonstrating margetuximab was well-tolerated at the dose levels studied, demonstrated that anti-tumor activity had been observed at a range of doses tested, including the lowest dose level of margetuximab, even in patients who were heavily pre-treated (frequently with other anti-HER2 agents). We are currently studying margetuximab in a Phase 3 clinical trial, which we call SOPHIA, in patients with metastatic breast cancer expressing HER2 at the 3+ level by immunohistochemistry (IHC) or 2+ level by IHC with gene amplification whose tumors have progressed despite therapy with other HER2-directed therapeutic agents.  In January 2018, we announced the completion of a pre-planned interim futility analysis with the recommendation of an independent data safety monitoring committee to continue SOPHIA as planned without modification. This analysis was based on a pre-specified assessment of progression-free survival as determined by independent central review. The FDA has granted Fast Track designation for the investigation of margetuximab for treatment of patients with metastatic or locally advanced HER2 positive breast cancer who have previously been treated with anti-HER2-targeted therapy.
We are also conducting a Phase 2 clinical trial combining margetuximab with an anti-PD-1 antibody in patients with HER2-positive gastric or gastroesophageal junction (GEJ) cancer. In January 2018, MacroGenics presented interim clinical data from this study, including acceptable tolerability and an objective response rate (ORR) that was higher in patients with gastric vs. GEJ cancer (32% vs. 4%). ORR across all patients in the study was 18% (six confirmed and three unconfirmed patients). Similarly, disease control rate (DCR), which includes partial responses and stable disease, was higher in patients with gastric vs. GEJ cancer (72% vs. 38%). Median progression-free survival was also higher in patients with gastric vs. GEJ cancer (5.5 vs. 1.4 months). Based on these results, MacroGenics is expanding the study by enrolling 25 additional gastric cancer patients and will continue to evaluate biomarkers, including HER2 and PD-L1 expression, to determine the patients who are most likely to benefit from margetuximab plus anti-PD-1 therapy.

•
Flotetuzumab is a DART molecule that targets both CD123 and CD3. CD123, the Interleukin-3 receptor alpha chain, is expressed on leukemia and leukemic stem cells, but only at very low levels or not at all on normal hematopoietic stem cells. T cells, which express CD3, can destroy tumor cells. In preclinical studies, we have demonstrated the ability of flotetuzumab to recruit, activate, and expand T cell populations to eliminate leukemia cells. In a Phase 1 dose escalation study of flotetuzumab, acceptable tolerability and evidence of anti-leukemic activity were demonstrated. We are currently enrolling patients in the United States and Europe in a Phase 1 dose expansion study of flotetuzumab in patients with AML or MDS and expect to commence a combination study with flotetuzumab and MGA012, an anti-PD-1 antibody, in 2018. Under the terms of our collaboration with Servier, Servier has the exclusive right to develop and commercialize flotetuzumab in all countries outside North America, Japan, Korea and India, and MacroGenics retains exclusive rights in those countries. The FDA granted orphan drug designation to flotetuzumab for the treatment of AML.

•
MGA012 is a monoclonal antibody targeting PD-1. Antibodies targeting PD-1 have shown efficacy against various tumors by releasing the "brakes" on the immune system that are often seen when tumors evade detection by the immune system. MGA012 is being developed for use as monotherapy as well as in combination with other potential cancer therapeutics. We licensed MGA012 to Incyte Corporation in 2017 under a global collaboration and license agreement. We retain the right to develop our own pipeline assets in combination with MGA012. Patients with a variety of different solid tumors are currently being enrolled in the dose expansion portion of a Phase 1 clinical trial of MGA012. We anticipate that MGA012 will be used in combination studies with several of our other product candidates.

•
MGD013 is a DART molecule that is intended to enable the co-blockade with a single recombinant agent of two immune checkpoint molecules, PD-1 and LAG-3, which may be co-expressed on T cells. We anticipate that MGD013, if approved, could be used for the treatment of a wide range of cancers, including both solid tumors and hematological malignancies. MGD013 is currently being evaluated in a Phase 1 dose escalation study.

•
MGD019 is a preclinical DART molecule designed to recognize the immune checkpoints PD-1 and CTLA-4, which have shown enhanced clinical antitumor activity in various cancers when given in combination. We anticipate submitting an IND application for MGD019 in 2018.

•
Enoblituzumab is a monoclonal antibody that targets B7-H3. We engineered enoblituzumab to utilize the same Fc Optimization enhancements that we incorporated in margetuximab to target B7-H3 that is over-expressed on differentiated tumor cells, cancer stem cells and supporting tumor vasculature and underlying tissues. We are currently evaluating enoblituzumab in patients with multiple solid tumor types in an ongoing Phase 2 clinical trial in combination therapy with an anti-PD-1 antibody.

•
MGD009 is the second molecule in our B7-H3 franchise. This DART molecule recognizes B7-H3 and CD3, and has an Fc domain, which is designed to provide extended pharmacokinetic properties. We have demonstrated that this molecule is able to mediate T cell killing of cancer cells in preclinical experiments. We are currently enrolling patients with a variety of solid tumor types in a Phase 1 clinical trial of MGD009 and in a separate study that combines MGD009 and MGA012.

•
MGC018 is a B7-H3 ADC for which we have completed IND-enabling activities. MGC018 is based on a MacroGenics proprietary B7-H3 antibody and a duocarmycin-based, linker-drug technology licensed from Synthon Biopharmaceuticals B.V. We expect to submit an IND for MGC018 in 2018.

•
MGD007 is a DART molecule that targets both gpA33 and CD3, and has an Fc domain, which is designed to provide extended pharmacokinetic properties and convenient intermittent dosing. gpA33 is expressed on gastrointestinal tumors, including more than 95% of human colon cancers. We have demonstrated that this molecule is able to mediate T cell killing of gpA33-expressing cancer cells and cancer stem cells in preclinical experiments. We are currently enrolling patients with colorectal cancer in a Phase 1 clinical trial of MGD007 and plan to commence a combination study of MGD007 and MGA012 in 2018. Under the terms of our collaboration with Servier, Servier has an option to obtain exclusive rights to develop and commercialize MGD007 in all countries outside North America, Japan, Korea and India.  If the option is exercised, MacroGenics would still retain exclusive rights in those countries.

Autoimmune Disorders

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

•
MGD010 is a DART molecule designed to address limitations of existing B cell-targeted therapies by binding to the CD32B and CD79B proteins found on human B cells. In preclinical studies, this DART molecule modulated the function of human B cells without B cell depletion. In normal conditions, B cells utilize CD32B as one of the key checkpoints or negative regulators to ensure that tolerance to self is maintained and autoimmune disease does not occur. MGD010 is designed to further exploit this mechanism by triggering this inhibitory "immune checkpoint" loop. We believe this molecule preferentially blocks those B cells that are activated to produce the pathogenic antibodies that promote the autoimmune process. In 2017, we completed a Phase 1 clinical study in healthy volunteers and observed acceptable safety and pharmacodynamic activity consistent with the expected mechanism of action of MGD010.

Infectious Diseases

•
MGD014 is a DART molecule that targets the envelope protein of human immunodeficiency virus, or HIV-infected cells (Env) and CD3-expressing T cells. We are developing MGD014 under contract number HHSN272201500032C awarded to us in September 2015 by the National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health. In 2017, NIAID exercised the first of its two options, pursuant to which NIAID will fund our advancement of MGD014 into Phase 1 clinical trials as well as the development and testing of a second DART molecule. MGD014 is our first DART molecule targeting an infectious agent that is planned for clinical testing. The work under this contract will build on preclinical studies demonstrating that DART molecules targeting the Env and T cells, via their CD3 component, are able to redirect the immune system's T cells to kill HIV-infected cells. DART molecules could be used independently or become a key part of a "shock-and-kill" strategy in conjunction with HIV latency-reversing agents currently under development. Our IND submission for MGD014 was cleared by FDA in 2017 and we anticipate that a first patient will be dosed in 2018.

Our Platforms and Technology Expertise
We apply our understanding of disease biology, immune-mediated mechanisms and next generation antibody technologies to design specifically targeted antibody-based product candidates based on our DART and Fc Optimization platforms. Through these platforms we have designed antibody-based product candidates that have the potential to improve on standard treatments by having one or more of the following attributes: (1) multiple specificities; (2) increased abilities to interact with the body's immune system to fight tumors; (3) capacity to bind more avidly to antigen targets: (4) increased potency; (5) reduced immunogenicity or (6) the ability to target cancer cells that are resistant to standard treatments. Moreover, these technology platforms are complementary and can be combined.
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

•   Enhanced effector cell selectivity. T lymphocytes with lytic effector function belong preferentially to the CD8 lineage, while CD4-positive T cells preferentially provide immune regulatory function, such as the secretion of cytokines or the differentiation into regulatory T cells. Greater selectivity in the recruitment of effector T cells is an example of the range of applications of our TRIDENT technology. By encoding a CD8 recognition arm in addition to the CD3- and tumor antigen-specific arms, our TRIDENT technology allows the preferential engagement of CD8-positive T lymphocytes and redirects them against tumor cells. This strategy allows for retention of lytic effector function, while limiting the CD4 cell engagement and associated effects, such as inflammatory cytokine release.

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
We are developing specific product candidates using this technology, including flotetuzumab, MGD009, MGD007, MGD010, MGD013 and MGD014, among others.
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

Our Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products.  Each of our collaborations has a unique set of terms and conditions, but in general, they fall into two categories:

•
MacroGenics-Originated Programs.  We have a number of collaborations relating to product candidates that we have created from our internal research efforts. These include Incyte for MGA012; Servier for flotetuzumab and MGD007 and Green Cross Corp., or Green Cross, for margetuximab.  In the case of these product candidates, we entered into collaborations because we believed that our collaborator could further enable development of the program or provide additional capabilities and funding to supplement MacroGenics' investment, or both. We obtained financial terms and retained certain rights that we believed were beneficial to us.  For example, under the Incyte agreement, we retained the right to develop our pipeline assets in combination with MGA012 and to manufacture a portion of the global clinical and commercial supply needs of MGA012.  Under the Servier agreement, we retain full commercialization and development rights in the United States, Canada, Mexico, Japan, South Korea and India, and regain worldwide rights if Servier opts not to continue co-developing MGD007. Under the Green Cross agreement, we retain full commercialization rights worldwide except for South Korea.

•
Joint Research Programs. We have several programs under which collaborators have sought to utilize some aspect of our protein engineering platforms with new product concepts that are jointly directed, sometimes employing a collaborator's own proprietary technology. These collaborations give us the ability to expand the breadth of our potential products, develop greater scientific expertise and obtain additional funding for research. F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, and Pfizer, Inc. are currently advancing projects in their own pipelines based on these types of programs. With these collaborators, we have more limited development or commercial rights related to the product candidates that may emerge from joint research programs, although we are eligible to receive royalties from these programs as well as other consideration upon the occurrence of specified development and sales milestones.

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
A third party may hold patents or other intellectual property rights that are important to or necessary for the development of our product candidates or use of our technology platforms. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. For example, certain patents held by third parties cover Fc engineering methods and mutations in Fc regions to enhance the binding of Fc regions to Fc receptors on immune cells. Although we believe that these patents are not infringed, invalid, and unenforceable, should a court find that they cover margetuximab or enoblituzumab and we are unable to invalidate them, or if licenses for them are not available on commercially reasonable terms, our business could be harmed, perhaps materially.
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
Pipeline Patent Protection
As of December 31, 2017, we held 87 patents in the United States with 41 patent applications pending and 349 patents in other countries of the world with 528 patent applications pending. In addition to patents and patent applications generally providing protection for various aspects of our Fc Optimization, DART, and TRIDENT platforms, we have patent and patent applications for the composition of matter of each of our clinical pipeline product candidates and, in some cases, we also have other patents and patent application related to various aspects of the technology underlying these product candidates or their methods of use.
Patent terms may be adjusted or extended, as described in greater detail below, in certain circumstances. However, assuming no adjustments or extensions, the primary composition of matter patent for each of our clinical pipeline product candidates is expected to expire in the following timeframes:

Product Candidate	Expiration Date
margetuximab	2029
enoblituzumab	2031
flotetuzumab	2034
MGD007	2034*
MGD010	2034*
MGD009	2036*
MGA012	2036*
MGD013	2036*
MGD019	2036*
MGC018	2037*
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
Manufacturing
We currently manufacture our drug substance for our clinical trials at our manufacturing facility located in Rockville, Maryland. For our antibody product candidates, we have supplemented our drug substance manufacturing capacity through an arrangement with AGC Biologics, Inc., or AGC (formerly CMC Biologics, Inc.), a contract manufacturing organization, and plan to commercially produce margetuximab at AGC assuming the success of the Phase 3 SOPHIA clinical trial on the expected timeline. We are also completing the build-out of a manufacturing suite at our headquarters building in Rockville, Maryland, which has been designed to increase our internal capacity to manufacture more drug substance lots, at larger scale and in full compliance with current Good Manufacturing Practices (cGMP) to be able to sell commercial product. In addition, we currently rely on and will continue to rely on contract fill-finish service providers, primarily Ajinomoto Althea, Inc. and Baxter Healthcare Corporation, to fulfill our fill-finish needs for our current and future product candidates.
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
Competition
There are a large number of companies developing or marketing treatments for cancer and autoimmune disorders, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, as well as biologic therapeutics that work by using next-generation antibody technology platforms to address specific cancer targets. In particular, margetuximab is directed against HER2 and several companies have cancer therapeutics directed against HER2 marketed or in development, such as Roche, particularly through its affiliate, Genentech, Inc., as well as Puma Biotechnology, Inc., Daiichi Sankyo Company, Limited, and Cascadian Therapeutics. Market competition may limit the utilization of margetuximab as a therapeutic, even if market approval and adequate reimbursement is obtained, and competition among development-stage programs for patients enrolling in clinical trials for HER2-directed therapies may delay expected timelines for our clinical trials.
In addition, the immuno-oncology field is competitive, with treatments currently approved and on the market or in development for various tumor types and patient populations from a variety of different companies such as Merck & Co., Inc., or Merck, The Bristol Myers Squibb Company, or BMS, and Roche, all of which have significantly greater resources than we do. Many of our pipeline programs, if successful, will likely face significant competition both by therapeutics that are already being marketed as well as those that will be approved for marketing before our programs. In particular, we are developing a franchise of PD-1-directed product candidates, which includes a monoclonal antibody and two DART molecules. Merck, BMS and Roche all have approved products that target either the PD-1 receptor or its ligand, PD-L1, and there are several other companies that have anti-PD-1 or anti-PD-L1 antibodies in clinical development, all of which would compete with our PD-1-directed programs.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe effects, are more convenient or are less expensive than any products that we may develop, or the standards of care for cancer patients change while our clinical trials are ongoing. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payors seeking to encourage the use of biosimilar products. Biosimilar products are expected to become available over the coming years. For example, a trastuzumab biosimilar has been approved in the U.S. by FDA.
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
Facilities
Our headquarters building, located in Rockville, Maryland, currently houses laboratory and office space and we are also completing the build-out of a suite for manufacturing at commercial quantities and scale. This space is occupied under a lease that expires in 2027 and may be extended for up to two additional seven-year terms. We also have a smaller-scale manufacturing facility, also in Rockville. The lease for a portion of that facility expires on March 31, 2023 and may be extended for a five-year term, and the lease for the remainder of that facility expires on December 31, 2019 and may be extended for up to two additional five-year terms. Finally, we have additional laboratory and office space in Rockville under two leases that each expire in 2020, and each of those leases may be extended for a five-year term.
We also lease office and laboratory space in South San Francisco, California under a lease that expires on February 28, 2018. In December 2017, we moved the South San Francisco operations into different space in Brisbane, California, which is leased until 2023.
Employees
As of February 27, 2018, we had 330 full-time employees, 274 of whom were primarily engaged in research and development activities and 60 of whom had an M.D. or Ph.D. degree.
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
We are currently enrolling patients in clinical trials for margetuximab, enoblituzumab, flotetuzumab, MGD007, MGD009, MGA012 and MGD013, and anticipate initiating or continuing clinical trials for these product candidates as monotherapies or in combination with other product candidates in 2018. In addition, our collaborators are currently enrolling patients in clinical trials for PF-06671008 and teplizumab.  The commencement of new clinical trials could be substantially delayed or prevented by several factors, including:

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
Our products in development are based on new technologies, such as Fc Optimization, DART molecules and TRIDENT molecules. Given the novelty of our technologies, we intend to work closely with the FDA and other regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates. The validation process takes time and resources, may require independent third-party analyses, and may not be accepted by the FDA and other regulatory authorities. For some of our product candidates that are based on these technology platforms, the regulatory approval path and requirements may not be clear or evolve as more data becomes available for this product candidates, which could add significant delay and expense. Delays or failure to obtain regulatory approval of any of the product candidates that we develop would adversely affect our business.
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
Although all of our product candidates have undergone or will undergo safety testing, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. All of our product candidates are still in clinical or preclinical development. While our clinical trials for our initial product candidates to date have demonstrated an acceptable safety profile, the results from future trials may not support this conclusion. The results of future clinical or preclinical trials may show that our product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings or potential product liability claims.
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
The process of manufacturing our product candidates is extremely susceptible to product loss due to a variety of factors, including but not limited to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.
We are in the process of completing the build-out of a manufacturing suite that could support future commercial production of our product candidates, if and when any are commercialized. We have no experience in large-scale or commercial manufacturing, and there can be no assurance that we will be able to complete our manufacturing facility or, if completed, we will be able to manufacture commercial products.
We are in the process of expanding our manufacturing capacity to support future commercial production and are building a suite with additional capacity at our current headquarters for this purpose.
Although some of our employees have experience in the manufacturing of pharmaceutical products from prior employment at other companies, we as a company have no prior experience in large-scale or commercial manufacturing. Designing and building a manufacturing facility is time-consuming, expensive, and may be subject to delays or cost overruns. In addition, government approvals will be required for us to operate a commercial manufacturing facility and can be time-consuming to obtain, and there can be no assurance that such approval will be obtained. As a manufacturer of pharmaceutical products, we also will be required to demonstrate and maintain compliance with cGMPs which include requirements related to production processes, quality control and assurance and recordkeeping. Furthermore, establishing and maintaining commercial manufacturing operations may require a reallocation of other resources, particularly the time and attention of certain of our senior management. Any failure or delay in the development of our commercial manufacturing capabilities could adversely impact the commercialization of our product candidates or one or more of our collaborations.
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
Even if our product candidates are approved for sale by the appropriate regulatory authorities, market acceptance and sales of these products will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will reimburse and establish payment levels and, in some cases, utilization management strategies, such as tiered formularies and prior authorization. We cannot be certain that reimbursement will be available for any products that we develop or that the reimbursement level will be adequate to allow us to operate profitably. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. Our ability to commercialize our products may depend, in part, on the extent to which reimbursement for the products will be available from government authorities and third-party payors. If reimbursement for our products is not available or is available on a limited basis, or if the reimbursement amount for our products is inadequate, we may not be able to successfully commercialize any of our approved products.
Actual or anticipated changes to the laws and regulations governing the health care system may have a negative impact on cost and access to health insurance coverage and reimbursement of healthcare items and services.
The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our future approved products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act, collectively the ACA, which became law in 2010. While it is difficult to assess the impact of the ACA in isolation, either in general or on our business specifically, it is widely thought that the ACA increases downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receive regulatory approval. Further, the United State and foreign governments regularly consider reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been recent judicial and Congressional challenges to the ACA, which could have an impact on coverage and reimbursement for healthcare services covered by plans authorized by the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.
In September 2017, members of the United States Congress introduced legislation with the announced intention to repeal major provisions of the ACA. Although it is unclear whether such legislation will ultimately become law, executive or legislative branch attempts to repeal, reform or to repeal and replace the ACA will likely continue. In addition, various other healthcare reform proposals have also emerged at the federal and state level. In addition, recent changes to United States tax laws could negatively impact the ACA. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, however, government and other regulatory oversight and future regulatory and government interference with the healthcare systems could adversely impact our business and results of operations.
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

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, Public Law no. 115-97 (the Tax Act), was signed into law. The Tax Act introduced significant changes to the Internal Revenue Code of 1986, as amended.

The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income in respect of losses arising in taxable years beginning after 2017 and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

Although we have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future, we continue to examine the impact the Tax Act may have on our business. As a result, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. As of December 31, 2017, our accumulated deficit was approximately $312.3 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders' deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We are advancing our product candidates through clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain such regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding beyond what was raised in our public offerings and through our collaborations and license agreements to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2017, combined with the proceeds from collaboration payments we anticipate receiving, will enable us to fund our operations for approximately two years, assuming all of our programs and collaborations advance as currently contemplated. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.
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
Our ability to utilize our federal net operating losses, or NOLs, and federal tax credits is currently limited, and may be limited further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years or since the last ownership change. We are already subject to Section 382 limitations due to acquisitions we made in 2002 and 2008.  As of December 31, 2017, we had federal and state NOL carryforwards of $239.7 million and research and development tax credit carryforwards of $42.8 million available. Future changes in stock ownership may also trigger an ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and tax credit carryforwards to reduce United States federal income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.
Risks Related to Our Dependence on Third Parties
Our existing therapeutic collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
We have limited capabilities for drug development and do not yet have any capability for sales, marketing or distribution. We have entered into collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with, for example, Les Laboratoires Servier and Institut de Recherches Servier, or

collectively Servier, Pfizer, Inc., or Pfizer, Green Cross Corp., or Green Cross, Incyte Corporation or Incyte, and F. Hoffman La Roche Ltd and Hoffman-La Roche, Inc, or Roche. These collaborations also have provided us with important funding for our development programs and technology platforms and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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
Failure of third-party contractors to successfully develop and commercialize companion diagnostics for use with our product candidates could harm our ability to commercialize our product candidates.
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
We expect to contract with third parties for the manufacture of some of our product candidates for clinical testing in the future and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We currently have a manufacturing facility located in Rockville, Maryland. We manufacture drug substance at this facility that we use for research and development purposes and for clinical trials of our product candidates. We believe we currently have capacity to produce some but not all of the material required for our clinical trials. Our current facility will be insufficient to support our needs for our Phase 3 clinical trials for our antibody product candidates and for commercial quantities of such candidates. We are also completing the build-out of a manufacturing suite at our headquarters building in Rockville, Maryland, which has been designed to increase our internal capacity to manufacture more drug substance lots, at larger scale and in full compliance with current Good Manufacturing Practices (cGMP) to be able to sell commercial product. We do not have experience in manufacturing products at commercial scale.
We have entered into agreements with contract manufacturing organizations to supplement our clinical supply and internal capacity as we advance our product candidate pipeline. We expect to use third parties for the manufacture of certain of our product candidates for clinical testing, as well as for commercial manufacture of some of our product candidates that receive marketing approval and that are not manufactured by one of our third party collaborators. We have entered into two long-term supply agreements with manufacturers for commercial supply, and may in the future enter into one or more additional supply agreements for our product candidates. We may be unable to reach agreement with any of these contract manufacturers, or to identify and reach arrangements on satisfactory terms with other contract manufacturers, to manufacture any of our product candidates. Additionally, the facilities used by any contract manufacturer to manufacture any of our product candidates must be the subject of a satisfactory inspection before the FDA and other regulatory authorities approve a BLA or marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the FDA's requirements for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities' cGMP requirements, our product candidates will not be approved or, if already approved, may be subject to recalls.
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

A disruption in our computer networks, including those related to cybersecurity, could adversely affect our financial performance.

We rely on our computer networks and systems, some of which are managed by third parties, to manage and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. We may face threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to external or internal attacks. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of sensitive or proprietary information. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenue, regulatory actions or litigation. Any disruption could also have a material adverse impact on our operations.

Risks Related to Our Intellectual Property
Our commercial success depends significantly on our ability to operate without infringing the valid patents and other proprietary rights of third parties.
Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position. For example, certain patents held by third parties cover Fc engineering methods and mutations in Fc regions to enhance the binding of Fc regions to Fc receptors on immune cells. Although we believe that these patents are not infringed, invalid, and unenforceable, if a court should find that they cover margetuximab or enoblituzumab and we are unable to invalidate their patents, or if licenses for them are not available on commercially reasonable terms, our business could be harmed, perhaps materially.
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
The issuance of a patent does not ensure that a court or agency finds or will find the patent valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology. Third parties may also seek to market biosimilar versions of any approved products. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid and/or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.
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
Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a claim paid. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. In addition, under the Sunshine Act provisions of the ACA, pharmaceutical manufacturers with one or more products for which payment is available under a federal health care program are subject to federal reporting and disclosure requirements with regard to payments or other transfers of value made to physicians and teaching hospitals. Most states also have statutes or regulations similar to the federal anti-kickback law and federal false claims laws, which may apply to items such as pharmaceutical products and services reimbursed by private insurers. Some state laws also prohibit certain gifts to healthcare providers, require pharmaceutical companies to report payments to healthcare professionals, and/or require companies to adopt compliance programs or codes of conduct. Administrative, civil and criminal sanctions may be imposed under these federal and state laws.
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
As of February 27, 2018, we had 330 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.
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
Certain provisions of our restated certificate of incorporation and amended and restated bylaws could discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, since our board of directors is responsible for appointing the members of our management team, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management by making it more difficult for stockholders to replace members of our board of directors. These provisions:

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
We lease approximately 200,000 square feet of manufacturing, office and laboratory space in Rockville, Maryland under five leases that have terms that expire between 2019 and 2027 unless renewed.  We also lease office and laboratory space in South San Francisco, California under a lease that expires in February 2018.  In December 2017, we moved the South San Francisco operations into different space in Brisbane, CA which is leased until 2023. We believe that our properties are generally in good condition, well maintained, suitable and adequate to carry on our business.  We believe our capital resources are sufficient to lease any additional facilities required to meet our expected growth needs.

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
On February 23, 2018, the closing price for our common stock as reported on the Nasdaq Global Select Market was $23.46. The following table sets forth the high and low intra-day sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated.

	High	Low
2017
First Quarter	$22.00	$17.29
Second Quarter	$22.31	$16.63
Third Quarter	$19.30	$14.36
Fourth Quarter	$21.50	$16.12
2016
First Quarter	$30.66	$14.84
Second Quarter	$28.37	$16.28
Third Quarter	$33.30	$25.25
Fourth Quarter	$31.85	$18.22

Shareholders
As of February 23, 2018, we had 36,918,852 shares of common stock outstanding held by approximately 79 holders of record, which include shares held by a broker, bank or other nominee.  We have never declared or paid any cash dividends.  We do not anticipate declaring or paying cash dividends for the foreseeable future.  Instead, we will retain our earnings, if any, for the future operation and expansion of our business.

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
The consolidated statement of operations and comprehensive loss data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 presented below have been derived from our audited consolidated financial statements and footnotes included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations and comprehensive loss data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements which are not included herein.  Historical results are not necessarily indicative of future results.  The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated Statement of Operations and Comprehensive Loss:
Total revenues	$157,742	$91,880	$100,854	$47,797	$58,035
Costs and expenses:
Research and development	147,232	122,091	98,271	70,186	46,582
General and administrative	32,653	29,831	22,765	15,926	11,087
Total costs and expenses	179,885	151,922	121,036	86,112	57,669
Income (loss) from operations	(22,143)	(60,042)	(20,182)	(38,315)	366
Other income (expense)	2,517	1,514	42	2	(627)
Net loss	(19,626)	(58,528)	(20,140)	(38,313)	(261)
Other comprehensive loss:
Unrealized loss on investments	(21)	(77)	(5)	—	—
Comprehensive loss	$(19,647)	$(58,605)	$(20,145)	$(38,313)	$(261)
Basic and diluted net loss per common share	$(0.54)	$(1.69)	$(0.63)	$(1.40)	$(0.04)
Basic and diluted weighted average number of common shares	36,095,080	34,685,274	31,801,645	27,384,990	6,847,697

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$305,121	$284,982	$339,049	$157,591	$116,481
Total assets	373,883	311,263	359,269	173,886	125,782
Deferred revenue	20,839	14,306	18,497	30,720	27,403
Total stockholders' equity	299,238	268,751	313,337	121,286	78,914

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our selected consolidated financial data and the consolidated financial statements and related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors including, but not limited to, those set forth under the sections entitled "Risk Factors" and "Forward-Looking Statements", our actual results may differ materially from those anticipated in such forward-looking statements.
Overview
We are a biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics to modulate the human immune response for the treatment of cancer. We currently have a pipeline of product candidates in human clinical testing that have been created primarily using our proprietary technology platforms, which also have broad applicability across other therapeutic domains, including autoimmune disorders and infectious disease. We believe our programs have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts.  Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2017, combined with collaboration payments we anticipate receiving, will enable us to fund our operations for approximately two years based on our current business plan.
Through December 31, 2017, we had an accumulated deficit of $312.3 million.  We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.
Strategic Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Currently, our most significant strategic collaborations include the following:

•
Incyte. In October 2017, we entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for MGA012, an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1). Incyte has obtained exclusive worldwide rights for the development and commercialization of MGA012 in all indications, while we retain the right to develop our pipeline assets in combination with MGA012. The transaction closed in the fourth quarter of 2017 and we received a $150.0 million upfront payment from Incyte upon the closing.

Under the terms of the collaboration, Incyte will lead global development of MGA012. Assuming successful development and commercialization by Incyte, we could receive up to approximately $420.0 million in development and regulatory milestones, and up to $330.0 million in commercial milestones. If commercialized, we would be eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote with Incyte. We retain the right to develop our pipeline assets in combination with MGA012, with Incyte commercializing MGA012 and MacroGenics commercializing our asset(s), if any such potential combinations are approved. In addition, we retain the right to manufacture a portion of both companies' global clinical and commercial supply needs of MGA012, through utilization of our commercial-scale GMP facility, which is expected to be fully operational in 2018.
Finally, Incyte will fund our activities related to our ongoing monotherapy clinical study until such time as we can transfer the Investigational New Drug application (IND) to Incyte.

•
Servier. In September 2012, we entered into an agreement with Les Laboratoires Servier and Institut de Recherches Servier (Servier) to develop and commercialize three DART® molecules in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. We received a $20.0 million upfront option fee. In addition, we will be eligible to receive up to approximately $700 million in additional license fees and clinical, development, regulatory and sales milestone payments if Servier exercises its remaining options and successfully develops, obtains regulatory approval for, and commercializes a product under each license. Additionally, assuming exercise of its options, Servier may share Phase 2 and Phase 3 development costs and would be obligated to pay us low double-digit to mid-teen royalties on product sales in its territories.
In February 2014, Servier exercised its option to develop and commercialize flotetuzumab, for which we received a $15.0 million license option fee.  We also received two $5.0 million milestone payments from Servier in 2014 in connection with the IND applications for flotetuzumab and MGD007 clearing the 30-day review period by the U.S. Food and Drug Administration (FDA). As of December 31, 2017, Servier still retains an option to obtain a license for MGD007, but has notified us that they have terminated their rights to license the third DART molecule.
In addition, we have sought to complement our internal expertise and capabilities with collaborators that may help us advance our programs. For example, in December 2017, we entered into a research collaboration and license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively, Roche) to jointly discover and develop novel bispecific molecules to undisclosed targets. During the research term, both companies will leverage their respective platforms, including our DART platform and Roche's CrossMAb and DutaFab technologies, to select a bispecific format and lead product candidate. Roche would then further develop and commercialize any such product candidate.
Financial Operations Overview
Revenue
Our revenue consists primarily of collaboration revenue, including amounts recognized relating to upfront nonrefundable payments for licenses or options to obtain future licenses, research and development funding and milestone payments earned under our collaboration and license agreements with our strategic collaborators. In addition, we have earned revenues through several grants and/or contracts with the U.S. government and other research institutions on behalf of the U.S. government, primarily with respect to research and development activities related to infectious disease product candidates.
Research and Development Expense
Research and development expense consists of expenses incurred in performing research and development activities. These expenses include conducting preclinical experiments and studies, clinical trials, manufacturing efforts and regulatory filings for all product candidates, and other indirect expenses in support of our research and development activities. We capture research and development expense on a program-by-program basis for our product candidates that are in clinical development and recognize these expenses as they are incurred. The following are items we include in research and development expense:

•	Employee-related expenses, such as salaries and benefits;

•	Employee-related overhead expenses, such as facilities and other allocated items;

•	Stock-based compensation expense to employees engaged in research and development activities;

•	Depreciation of laboratory equipment, computers and leasehold improvements;

•
Fees paid to consultants, subcontractors, clinical research organizations (CROs) and other third party vendors for work performed under our preclinical and clinical trials including, but not limited to, investigator grants, laboratory work and analysis, database management, statistical analysis, and other items;

•	Amounts paid to vendors and suppliers for laboratory supplies;

•	Costs related to manufacturing clinical trial materials, including vialing, packaging and testing;

•	License fees and other third party vendor payments related to in-licensed product candidates and technology; and

•	Costs related to compliance with regulatory requirements.
It is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate's commercial potential.
General and Administrative Expenses
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
While a summary of significant accounting policies is described fully in Note 2 in our consolidated financial statements, we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our financial results and the effect of the estimates and judgments we used in preparing our consolidated financial statements.
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
As of December 31, 2017, we had two types of agreements: i) exclusive development and commercialization licenses to use our technology and/or certain other intellectual property to develop compounds against specified targets, which we refer to as exclusive licenses; and ii) option/research agreements to secure on established terms development and commercialization licenses to therapeutic product candidates to collaborator-selected targets developed by us during an option period, which we refer to as right-to-develop agreements.

Exclusive Licenses
The deliverables under an exclusive license agreement generally include the exclusive license to our technology with respect to a specified antigen target, and may also include deliverables related to rights to future technological improvements, research and preclinical development activities to be performed on behalf of the collaborator. In some cases, we may have an option to participate in the co-development of product candidates that result from such agreements.
Generally, exclusive license agreements contain nonrefundable terms for payments and, depending on the terms of the agreement, provide that we will (i) at the collaborator's request, provide research and preclinical development services at negotiated prices which are generally consistent with what other third parties would charge, (ii) earn payments upon the achievement of certain milestones, (iii) earn royalty payments, and (iv) in some cases, grant us an option to participate in the development and commercialization of products that result from such agreements. Royalty rates may vary over the royalty term depending on our intellectual property rights and whether we exercise any co-development and co-commercialization rights. We do not directly control when any collaborator will achieve milestones or become liable for royalty payments.
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
At the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (i) the consideration is commensurate with either (1) our performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.
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

In most cases, our vendors provide us with monthly invoices in arrears for services performed. We confirm our estimates with these vendors and make adjustments as needed. The following are examples of our accrued expenses:

•	Fees paid to CROs for services performed on clinical trials;

•	Fees paid to investigator sites for performance on clinical trials;

•	Fees paid for professional services; and

•	Development expenses incurred by our collaborators that we share.
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
We recorded net deferred tax assets of $0.8 million as of December 31, 2017, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily comprised of federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards. As of December 31, 2017, we had federal and state NOL carryforwards of $239.7 million and research and development tax credit carryforwards of $42.8 million available. The federal NOL carryforwards will begin to expire at various dates starting in 2025. We are already subject to Section 382 limitations due to acquisitions we made in 2002 and 2008. Future changes in stock ownership may also trigger an ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and tax credit carryforwards to reduce United States federal income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law making significant changes to the Internal Revenue Code, which included how the U.S. imposes income tax on multinational corporations. Key changes in the Tax Act which are relevant to us, and generally effective January 1, 2018, include a flat corporate income tax rate of 21% to replace the marginal rates that range from 15% to 35% and the elimination of the corporate alternative minimum tax. The Tax Act also imposes limits on executive compensations and interest expense deductions, while permitting the immediate expensing for the cost of new investments in certain property acquired after September 27, 2017.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of the enactment of the Tax Act, or December 22, 2018.
ASC 740 requires changes in tax rates and tax laws to be accounted for in the period of enactment in continuing operations. Accordingly, of significance, we recorded a provisional estimate for the re-measurement of our U.S. deferred tax assets and liabilities to 21%. This change in value of these deferred tax assets and liabilities, which is provisional, was offset by a corresponding change in our valuation allowance, thus no tax expense or benefit was recorded. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional information necessary to complete the computation and analysis thereof, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. The accounting is expected to be complete by December 22, 2018.
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
Results of Operations for the Years Ended December 31, 2017 and 2016
Revenue
The following represents a comparison of our research and development revenue for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Increase/(Decrease)
	2017	2016
	(dollars in millions)
Revenue from collaborative agreements	$155.5	$86.6	$68.9	80%
Revenue from government agreements	2.2	5.3	(3.1)	(58)%
Total revenue	$157.7	$91.9	$65.8	72%
Revenue from collaborative agreements for the year ended December 31, 2017 includes the $150.0 million upfront payment recognized under the Incyte agreement. Revenue from collaborative agreements for the year ended December 31, 2016 includes the $75.0 million upfront payment recognized under our MGD015 agreement with Janssen Biotech, Inc.

(Janssen). The remaining change in revenue from collaborative agreements is primarily due to a $2.0 million milestone payment from Pfizer, Inc. in 2016 and a decrease in revenue recognized under the our MGD010 agreement with Takeda Pharmaceutical Company, Limited (Takeda) of $2.1 million for the year ended December 31, 2017 compared to 2016.
Revenue from government agreements decreased for the year ended December 31, 2017 compared to 2016 primarily due to lower costs incurred under our cost plus fixed fee contract with the National Institute of Allergy and Infectious Diseases.
Research and Development Expense
The following represents a comparison of our research and development expense for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Increase/(Decrease)
	2017	2016
	(dollars in millions)
Margetuximab	$48.2	$35.4	$12.8	36%
Enoblituzumab	21.8	18.0	3.8	21%
Flotetuzumab (a)	6.3	3.8	2.5	66%
MGD007	6.2	3.6	2.6	72%
MGD009	3.9	3.3	0.6	18%
MGD010	3.6	7.8	(4.2)	(54)%
MGA012	13.8	9.3	4.5	48%
MGD013	5.7	8.7	(3.0)	(34)%
MGC018	10.1	3.5	6.6	189%
MGD019	6.6	4.8	1.8	38%
Other immune modulator programs	6.3	1.5	4.8	320%
Discovery and other pipeline programs, collectively	14.7	22.4	(7.7)	(34)%
Total research and development expense	$147.2	$122.1	$25.1	21%
(a) - Expenses are shown net of reimbursements from collaborator.
During the year ended December 31, 2017 our research and development expense increased by $25.1 million compared to 2016. This increase was primarily due to the continued enrollment in our various clinical trials, including two margetuximab studies, multiple enoblituzumab studies, and the flotetuzumab and MGD007 Phase 1 studies. Also contributing to the increase was the initiation of the Phase 1 clinical trial of MGA012 in late 2016, as well as IND-enabling activities for both MGC018 and MGD019. These increases were partially offset by decreased spending on MGD010 due to the completion of a Phase 1 study and decreased spending on MGD013, as IND-enabling activities ended and the dose escalation study began in 2017.
General and Administrative Expense
The following represents a comparison of our general and administrative expense for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Increase/(Decrease)
	2017	2016
	(dollars in millions)
General and administrative expense	$32.7	$29.8	$2.9	10%
General and administrative expense increased for the year ended December 31, 2017 by $2.9 million compared to 2016 primarily due to an increase in labor-related costs, including stock-based compensation expense, and information technology-related expenses, partially offset by lower patent expenses.
Other Income

The increase in other income for the years ended December 31, 2017 and 2016 is primarily due to an increase in interest income earned on marketable securities.

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
The decrease in collaboration revenue of $12.8 million for the year ended December 31, 2016 compared to 2015 is primarily due to the decrease in revenue recognition related to the Boehringer Ingelheim GmbH (Boehringer) and Takeda agreements. Revenue under the Boehringer agreement decreased because the development period, and therefore the related revenue recognition period, was completed in September 2015. Revenue under the Takeda MGD010 agreement decreased primarily due to a $3.0 million milestone being recognized during the year ended December 31, 2015. These decreases were partially offset by the $75.0 million in revenue recognized during the year ended December 31, 2016 under the Janssen MGD015 agreement compared to $72.3 million recognized during the year ended December 31, 2015 under the Janssen duvortuxizumab agreement.
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
Liquidity and Capital Resources
We have historically financed our operations primarily through public and private offerings of equity, upfront fees, milestone payments and license option fees from collaborators and reimbursement through government grants and contracts.    As of December 31, 2017, we had $305.1 million in cash, cash equivalents and marketable securities. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to receive additional reimbursement from our collaborators, including under various government grants or contracts, for certain research and development services rendered, additional milestone and opt-in payments and grant revenue. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.
Funding Requirements
We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval for and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to generate revenue from product sales and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of December 31, 2017, as well as other collaboration payments we anticipate receiving, will enable us to fund our operations for approximately two years, assuming all of our programs and collaborations advance as currently contemplated.
Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$14.4	$(43.7)	$(13.7)
Investing activities	77.9	(70.2)	(152.1)
Financing activities	35.3	1.9	204.3
Net increase (decrease) in cash and cash equivalents	$127.6	$(112.0)	$38.5
Operating Activities
Net cash provided by or used in operating activities reflects, among other things, the amounts used to run our clinical trials and preclinical activities. Net cash provided by operating activities during the year ended December 31, 2017 is primarily due to cash received under the Incyte agreement partially offset by an increase in the number of ongoing clinical trials and the expenses associated with increased enrollment in clinical trials.  The increase in net cash used in operating activities for the year ended December 31, 2016 compared to 2015 is primarily due to an increase in the number of ongoing clinical trials, the expenses associated with increased enrollment in clinical trials and an increase in the number of employees.
Investing Activities
Net cash provided by investing activities during the year ended December 31, 2017 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities and making leasehold improvements to our facilities, including the build out of a manufacturing suite at our headquarters building in Rockville, Maryland. Net cash used in investing activities during the years ended December 31, 2016 and 2015 is primarily due to investing our cash in marketable securities and making leasehold improvements to our facilities.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2017 reflects net cash proceeds from our securities offerings of approximately $34.3 million, cash from stock option exercises and proceeds from the purchase of shares under our employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2016 includes cash from stock option exercises.  Net cash provided by financing activities for the year ended December 31, 2015 includes net proceeds from the Johnson & Johnson Innovation – JJDC, Inc. investment (described more fully in Note 9 to the financial statements), the follow-on equity offering, and cash from stock option exercises.
Contractual Obligations and Contingent Liabilities
The following table represents future minimum operating lease payments under non-cancelable operating leases as of December 31, 2017:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Operating Leases	$45.8	$6.6	$11.1	$9.6	$18.5
Our current obligations and contingent liabilities are limited to the operating leases at our facilities in Rockville, Maryland and Brisbane, California.
In July 2008, we acquired Raven Biotechnologies (Raven). The Raven purchase agreement provides for certain contingent payments that are based on the achievement of development and commercialization activities for product candidates derived from the acquired Raven technology. We are required to make a one-time payment of $5.0 million to the former Raven stockholders upon the initiation of patient dosing in the first Phase 2 clinical trial of any product derived from the Raven cancer stem cell program. No payment shall be made if the Phase 2 trial start date has not occurred on or before July 15, 2018. Other consideration includes a percentage of revenue (excluding consideration for research and development, equity and certain cost reimbursements) we may recognize for each license of a product candidate derived from the Raven cancer stem cell program. The revenue percentage in each case is based upon the execution date of the subject license. No consideration is owed for licenses executed after July 16, 2018. There is additional contingent consideration of one-time payments of $8.0 million and $12.0 million, which depend upon the achievement of a specified level of sales of a product derived from the Raven cancer stem cell program. At our sole discretion, each payment can be made in cash, common stock or a combination thereof.  No additional amounts related to the Raven purchase agreement were recorded during the three years ended December 31, 2017.
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
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of December 31, 2017, we had cash, cash equivalents and marketable securities of $305.1 million. Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth on pages F-1 - F-29.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2017, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.  In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2017, the Company's internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited MacroGenics, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MacroGenics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Baltimore, Maryland
February 27, 2018

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate herein by reference the relevant information concerning directors, executive officers and corporate governance to be included in our definitive proxy statement for the 2018 annual meeting of stockholders (the "2018 Proxy Statement").

ITEM 11.	EXECUTIVE COMPENSATION
We incorporate herein by reference the relevant information concerning executive compensation to be included in the 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate herein by reference the relevant information concerning security ownership of certain beneficial owners and management to be included in the 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate herein by reference the relevant information concerning certain other relationships and related transactions to be included in the 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
We incorporate herein by reference the relevant information concerning principal accountant fees and services to be included in the 2018 Proxy Statement.

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
Scott Koenig, M.D., Ph.D.
President and CEO and Director
Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Koenig	President and CEO and Director	February 27, 2018
Scott Koenig, M.D., Ph.D.	(Principal Executive Officer)

/s/ James Karrels	Senior Vice President, Chief Financial	February 27, 2018
James Karrels	Officer and Secretary (Principal Financial Officer)

/s/ Lynn Cilinski	Vice President, Controller and Treasurer	February 27, 2018
Lynn Cilinski	(Principal Accounting Officer)

/s/ Paulo Costa	Director	February 27, 2018
Paulo Costa

/s/ Karen Ferrante, M.D.	Director	February 27, 2018
Karen Ferrante, M.D.

/s/ Matthew Fust	Director	February 27, 2018
Matthew Fust

/s/ Kenneth Galbraith	Director	February 27, 2018
Kenneth Galbraith

/s/ Edward Hurwitz	Director	February 27, 2018
Edward Hurwitz

/s/ Scott Jackson	Director	February 27, 2018
Scott Jackson

/s/ Jay Siegel, M.D.	Director	February 27, 2018
Jay Siegel, M.D.

/s/ David Stump, M.D.	Director	February 27, 2018
David Stump, M.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MacroGenics, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Baltimore, Maryland
February 27, 2018

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$211,727	$84,098
Marketable securities	93,394	192,898
Accounts receivable	13,643	2,764
Prepaid expenses	3,151	3,483
Other current assets	383	704
Total current assets	322,298	283,947

Property, equipment and software, net	49,983	17,961
Marketable securities, non-current	—	7,986
Other assets	1,602	1,369
Total assets	$373,883	$311,263

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,451	$3,995
Accrued expenses	38,581	16,134
Deferred revenue	7,202	4,261
Deferred rent	1,048	1,319
Lease exit liability	298	1,593
Other current liabilities	175	—
Total current liabilities	49,755	27,302

Deferred revenue, net of current portion	13,637	10,045
Deferred rent, net of current portion	11,253	4,867
Lease exit liability, net of current portion	—	298
Total liabilities	74,645	42,512

Stockholders' equity:
Common stock, $0.01 par value – 125,000,000 shares authorized, 36,859,077 and 34,870,607 shares outstanding at December 31, 2017 and 2016, respectively	369	349
Additional paid-in capital	611,270	561,198
Accumulated other comprehensive loss	(61)	(82)
Accumulated deficit	(312,340)	(292,714)
Total stockholders' equity	299,238	268,751
Total liabilities and stockholders' equity	$373,883	$311,263
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Revenue from collaborative agreements	$155,516	$86,582	$99,368
Revenue from government agreements	2,226	5,298	1,486
Total revenues	157,742	91,880	100,854

Costs and expenses:
Research and development	147,232	122,091	98,271
General and administrative	32,653	29,831	22,765
Total costs and expenses	179,885	151,922	121,036

Loss from operations	(22,143)	(60,042)	(20,182)

Other income	2,517	1,514	42
Net loss	(19,626)	(58,528)	(20,140)

Other comprehensive loss:
Unrealized loss on investments	(21)	(77)	(5)
Comprehensive loss	$(19,647)	$(58,605)	$(20,145)

Basic and diluted net loss per common share	$(0.54)	$(1.69)	$(0.63)
Basic and diluted weighted average number of common shares	36,095,080	34,685,274	31,801,645
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2014	27,995,638	$280	865	$(19)	$335,071	$(214,046)	$—	$121,286
Share-based compensation	—	—	—	—	7,847	—	—	7,847
Issuance of common stock, net of offering costs	5,976,827	60	—	—	203,407	—	—	203,467
Stock plan related activity	373,289	3	925	(29)	908	—	—	882
Retirement of treasury stock	—	—	(1,790)	48	(48)	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	(20,140)	—	(20,140)
Balance, December 31, 2015	34,345,754	343	—	—	547,185	(234,186)	(5)	313,337
Share-based compensation	—	—	—	—	12,165	—	—	12,165
Stock plan related activity	524,853	6	1,862	(39)	1,887	—	—	1,854
Retirement of treasury stock	—	—	(1,862)	39	(39)	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	(77)	(77)
Net loss	—	—	—	—	—	(58,528)	—	(58,528)
Balance, December 31, 2016	34,870,607	349	—	—	561,198	(292,714)	(82)	268,751
Share-based compensation	—	—	—	—	14,744	—	—	14,744
Issuance of common stock, net of offering costs	1,699,284	17	—	—	34,227	—	—	34,244
Stock plan related activity	289,186	3	1,862	(40)	1,141	—	—	1,104
Retirement of treasury stock	—	—	(1,862)	40	(40)	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	21	21
Net loss	—	—	—	—	—	(19,626)	—	(19,626)
Balance, December 31, 2017	36,859,077	$369	—	$—	$611,270	$(312,340)	$(61)	$299,238
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(19,626)	$(58,528)	$(20,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,228	7,608	2,863
Share-based compensation	14,744	12,165	7,847
Changes in operating assets and liabilities:
Accounts receivable	(10,878)	(1,540)	1,711
Prepaid expenses	332	(1,677)	2,405
Restricted cash	—	—	300
Other assets	262	276	(285)
Accounts payable	(1,544)	2,232	(163)
Accrued expenses	12,832	4,659	3,545
Lease exit liability	(1,593)	(2,822)	(3,293)
Deferred revenue	6,533	(4,191)	(12,223)
Deferred rent	6,115	(1,134)	4,650
Other liabilities	—	(727)	(878)
Net cash provided by (used in) operating activities	14,405	(43,679)	(13,661)

Cash flows from investing activities
Purchases of marketable securities	(135,122)	(347,762)	(142,910)
Proceeds from sales and maturities of marketable securities	242,401	288,894	—
Purchases of property, equipment and software	(29,403)	(11,381)	(9,197)
Net cash provided by (used in) investing activities	77,876	(70,249)	(152,107)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	34,244	—	203,467
Proceeds from stock option exercises and ESPP purchases	1,144	1,893	911
Purchase of treasury stock	(40)	(39)	(29)
Net cash provided by financing activities	35,348	1,854	204,349
Net change in cash and cash equivalents	127,629	(112,074)	38,581
Cash and cash equivalents at beginning of period	84,098	196,172	157,591
Cash and cash equivalents at end of period	$211,727	$84,098	$196,172

See accompanying notes.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Nature of Operations
MacroGenics, Inc. (the Company) was incorporated in Delaware on August 14, 2000. The Company is a biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. The Company currently has a pipeline of product candidates in human clinical testing that have been created primarily using its proprietary technology platforms, which have broad applicability across other therapeutic domains, including autoimmune disorders and infectious disease. The Company believes its programs have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.

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
At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security's relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. The Company also evaluates whether it is more likely than not that it will be required to sell a security prior to recovery of its fair value.  An impairment loss is recognized at the time the Company determines that a decline in the fair value below its cost basis is other-than-temporary. There were no unrealized losses at December 31, 2017 or 2016 that the Company determined to be other-than-temporary.

Accounts Receivable
Accounts receivable that management has the intent and ability to collect are reported in the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote.
The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2017 or 2016, as the Company has a history of collecting on all outstanding accounts.
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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$61,512	$61,512	$—	$—
U.S Treasury securities	3,990	—	3,990	—
Government-sponsored enterprises	11,990	—	11,990	—
Corporate debt securities	78,418	—	78,418	—
Total assets measured at fair value (a)	$155,910	$61,512	$94,398	$—
(a) Total assets measured at fair value at December 31, 2017 includes approximately $62.5 million reported in cash and cash equivalents on the balance sheet.

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
The Company's revenue relates to agreements with various collaborators and contracts and research grants received from U.S. government agencies. The following table includes those collaborators that represent more than 10% of total revenue earned in the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Incyte Corporation (Incyte)	96%	*	*
Janssen Biotech, Inc. (Janssen)	*	85%	72%
Boehringer Ingelheim GmbH (Boehringer)	*	*	12%
The following table includes those counterparties that represent more than 10% of accounts receivable at the date indicated:

	December 31,
	2017	2016
F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche)	73%	*
Les Laboratoires Servier and Institut de Recherches Servier (Servier)	12%	31%
Janssen	*	40%
U.S. Government	*	19%
* Balance is less than 10%

Property, Equipment and Software
Property, equipment and software are stated at cost. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Computer equipment	3 years
Software	3 years
Furniture	10 years
Laboratory and office equipment	5 years
Leasehold improvements	Shorter of lease term or useful life
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment. ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or asset group. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset group. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2017 and 2016, the Company determined that there were no impaired assets and had no assets held-for-sale.
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
Revenues
Revenue Recognition
The Company enters into collaboration and license agreements with collaborators for the development of monoclonal antibody-based therapeutics to treat cancer and other complex diseases. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company's technological platforms, such as its Fc Optimization and DART® technologies, (ii) rights to future technological improvements, (iii) research and development activities to be performed on behalf of the collaborator or as part of the collaboration, and (iv) the manufacture of preclinical or clinical materials for the collaborator. Payments to the Company under these agreements may include nonrefundable license fees, option fees, exercise fees, payments for research and development activities, payments for the manufacture of preclinical or clinical materials, license maintenance payments, payments based upon the achievement of certain milestones and royalties on product sales. Other benefits to the Company of these agreements include the right to sell products resulting from the collaborative efforts of the parties in specific geographic territories. The Company follows the provisions of FASB ASC Topic 605-25, Revenue Recognition – Multiple-Element Arrangements, and FASB ASC Topic 605-28, Revenue Recognition–Milestone Method, in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on the achievement of certain criteria, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

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
Exclusive Licenses
The deliverables under an exclusive license agreement generally include the exclusive license to the Company's DART technology with respect to a specified antigen target, and may also include deliverables related to rights to future technological improvements, research and preclinical development activities to be performed on behalf of the collaborator. In some cases, the Company may have an option to participate in the co-development of product candidates that result from such agreements.
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

Management reassesses the period of performance over which the Company recognizes deferred upfront license fees and makes adjustments as appropriate in the period in which a change in the estimated period of performance is identified. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use the Company's technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and its remaining period of substantial involvement can be estimated. In the event that a single target license was to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination or through the remaining substantial involvement in the wind down of the agreement.
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
Basic and diluted loss per common share is computed as follows (in thousands except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss used for calculation of basic and diluted EPS	$(19,626)	$(58,528)	$(20,140)

Denominator:
Weighted average shares outstanding, basic	36,095,080	34,685,274	31,801,645
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—

Weighted average shares outstanding, diluted	36,095,080	34,685,274	31,801,645
Net loss per share, basic and diluted	$(0.54)	$(1.69)	$(0.63)
The following common stock equivalents were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Stock options	4,504,642	3,838,060	4,146,064
Recently Issued Accounting Standards
In May 2014, the (FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December

15, 2017 and interim periods therein, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. ASU 2014-09 may be adopted either retrospectively or on a modified retrospective basis whereby ASU 2014-09 would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. In 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients  to provide supplemental adoption guidance and clarification to ASU 2014-09. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. The Company will adopt the new standard in the first quarter of 2018 using the modified retrospective method.
The Company has substantially completed extensive contract specific reviews to determine the impact of the new standard on its historical and prospective revenue recognition. Due to the unique contract terms of certain agreements, the Company is still in the process of finalizing its analysis of those agreements. Upon completion of the Company’s analysis, it will determine the cumulative effect of initially applying the new standard (if any). The Company is also finalizing its accounting policy and designing and implementing the necessary changes to processes and controls to account for revenue under the new standard. Based on the Company's timeline and planned resources, the Company anticipates completing its implementation in connection with its first quarter 2018 interim financial statements.

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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law making significant changes to the Internal Revenue Code, which included how the U.S. imposes income tax on multinational corporations. Key changes in the Tax Act which are relevant to us, and generally effective January 1, 2018, include a flat corporate income tax rate of 21% to replace the marginal rates that range from 15% to 35% and the elimination of the corporate alternative minimum tax. The Tax Act also imposes limits on executive compensations and interest expense deductions, while permitting the immediate expensing for the cost of new investments in certain property acquired after September 27, 2017.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of the enactment of the Tax Act, or December 22, 2018.
ASC 740 requires changes in tax rates and tax laws to be accounted for in the period of enactment in continuing operations. Accordingly, of significance, we recorded a provisional estimate for the re-measurement of our U.S. deferred tax assets and liabilities to 21%. This change in value of these deferred tax assets and liabilities, which is provisional, was offset by a corresponding change in our valuation allowance, thus no tax expense or benefit was recorded. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional information necessary to complete the computation and analysis thereof, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. The accounting is expected to be complete by December 22, 2018.
3. Marketable Securities
Available-for-sale marketable securities as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$3,995	$—	$(6)	$3,989
Government-sponsored enterprises	11,998	—	(7)	11,991
Corporate debt securities	77,462	2	(50)	77,414
Total	$93,455	$2	$(63)	$93,394

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,826	$—	$(1)	$4,825
Government-sponsored enterprises	29,764	5	(10)	29,759
Corporate debt securities	166,376	51	(127)	166,300
Total	$200,966	$56	$(138)	$200,884

All of the Company's available-for-sale securities held at December 31, 2017 had maturity dates of less than one year. The contractual maturities of the available-for-sale marketable securities as of December 31, 2016 were as follows (in thousands):

	Amortized Cost	Fair Value
Mature in one year or less	$192,985	$192,898
Mature between one and five years	7,981	7,986
Total	$200,966	$200,884

All available-for-sale securities in an unrealized loss position as of December 31, 2017 and 2016 were in a loss position for less than twelve months.  There were no unrealized losses at December 31, 2017 or 2016 that the Company determined to be other-than-temporary. The Company recorded interest income of $2.4 million, $2.3 million and $0.2 million during the years ended December 31, 2017, 2016 and 2015, respectively, which is included in other income.

4. Property, Equipment and Software
Property, equipment and software consists of the following (in thousands):

	December 31,
	2017	2016
Computer equipment	$2,261	$2,520
Software	5,111	2,352
Furniture and office equipment	656	897
Lab equipment	20,549	20,208
Leasehold improvements	17,525	17,807
Construction in progress	32,800	—
Property, equipment and software	78,902	43,784
Less accumulated depreciation and amortization	(28,919)	(25,823)
Property, equipment and software, net	$49,983	$17,961
Construction in progress at December 31, 2017 consists of the costs incurred for the build-out of a manufacturing suite at our headquarters building in Rockville, Maryland, which is expected to be completed in mid-2018.
We had $9.6 million in property, equipment and software at December 31, 2017 that was purchased in 2017 but was not paid for by year end.  Property, equipment and software balance at December 31, 2016 includes approximately $0.3 million in assets that were purchased in 2016 but were not paid for by year end. Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2017, 2016 and 2015 was $7.0 million, $6.8 million and $3.2 million, respectively.
5. Stockholders' Equity
 The Company's amended and restated certificate of incorporation authorizes 125,000,000 shares of common stock, and 5,000,000 shares of undesignated preferred stock, both with a par value of $0.01 per share.  There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2017 or 2016.
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

On May 3, 2017, the Company entered into a sales agreement with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $75.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. The shares that may be sold under the sales agreement would be issued and sold pursuant to the Company's shelf registration statement on Form S-3 that was filed with the SEC on November 2, 2016. During the year ended December 31, 2017, the Company sold 599,284 shares of common stock resulting in net proceeds of $10.8 million related to the ATM Offering.

6. Stock-based Compensation

Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the year ended December 31, 2017, employees purchased 38,012 shares of common stock under the 2016 ESPP for net proceeds to the Company of approximately $0.6 million.
Employee Stock Option Plans
Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. The 2003 Plan originally allowed for the grant of awards in respect of an aggregate of 2,051,644 shares of the Company's common stock. Between 2006 and 2012, the maximum number of shares of common stock authorized to be issued by the Company under the 2003 Plan was increased to 4,336,730. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the Internal Revenue Code (IRC), or non-qualified stock options. In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of December 31, 2017, under the 2003 Plan, there were options to purchase an aggregate of 955,296 shares of common stock outstanding at a weighted average exercise price of $1.85 per share.
In October 2013, the Company implemented the 2013 Plan.  The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards. The aggregate number of shares of common stock initially available for issuance pursuant to awards under the 2013 Plan was 1,960,168 shares.  The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the year ended December 31, 2017, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 6,769,888.  If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of December 31, 2017, under the 2013 Plan, there were options to purchase an aggregate of 3,549,346 shares of common stock outstanding at a weighted average exercise price of $24.62 per share.
The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015

Research and development	$7,388	$5,778	$3,623
General and administrative	7,356	6,387	4,224
Total stock-based compensation expense	$14,744	$12,165	$7,847
Employee Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Year Ended December 31,
	2017	2016	2015
Expected dividend yield	0%	0%	0%
Expected volatility	67% - 68%	64% - 69%	73% - 75%
Risk-free interest rate	1.9% - 2.3%	1.2% - 2.4%	1.6% - 2.1%
Expected term	6.25 years	6.25 years	6.25 years
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
The following table summarizes stock option and restricted stock unit (RSU) activity for 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	3,838,060	$18.93	7.0
Granted	1,246,225	20.05
Options exercised or RSUs vested	(253,036)	2.16
Forfeited or expired	(326,607)	24.26
Outstanding, December 31, 2017	4,504,642	19.79	7.0	$18,343

December 31, 2017:
Exercisable	2,910,171	17.65	6.1	17,495
Vested and expected to vest	4,337,015	19.60	6.9	18,275
During 2017, 2016 and 2015 the Company issued 253,036, 526,715 and 374,214 net shares of common stock, respectively, in conjunction with stock option exercises and RSU lapses.  The Company received cash proceeds from the exercise of stock options of approximately $0.5 million, $1.9 million and $0.9 million during 2017, 2016 and 2015, respectively.
The weighted-average grant-date fair value of options granted during 2017, 2016 and 2015 was $12.53, $15.17 and $20.90 per share, respectively. The total intrinsic value of options exercised during 2017, 2016 and 2015 was approximately $4.2 million, $10.8 million and $10.9 million, respectively.  The total fair value of stock options which vested during 2017, 2016 and 2015 was $14.6 million, $11.6 million and $7.3 million, respectively.  As of December 31, 2017, the total unrecognized compensation expense related to non-vested stock options and RSUs, net of related forfeiture estimates, was $20.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.
7.  Income Taxes

For the years ended December 31, 2017, 2016 and 2015 there was no provision for income taxes due to taxable losses generated, fully offset by a valuation allowance.
The significant components of the Company's deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2017	2016
Deferred income tax assets:
Federal U.S. net operating loss carryforward	$50,346	$75,377
State net operating loss carryforward	7,551	6,583
Research and development credit, net	21,284	12,829
Orphan drug credit, net	21,708	19,855
Deferred rent	3,385	2,497
Deferred revenue	2,982	5,098
Depreciation	155	2,926
Other	5,847	5,085
Gross deferred income tax assets	113,258	130,250
Valuation allowance	(112,453)	(128,844)
Net deferred income tax assets	805	1,406

Deferred income tax liabilities:
Prepaid expenditures	(805)	(1,406)
Gross deferred income tax liabilities	(805)	(1,406)
Net deferred income tax asset/(liability)	$—	$—
The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary difference and carryforwards; (iii) taxable income in prior carryback years if carryback is permitted under applicable tax law; and (iv) tax planning strategies. The Company's net deferred income tax asset is not more likely than not to be utilized due to the lack of sufficient sources of future taxable income and cumulative book losses which have resulted over the years. The net decrease in the valuation allowance in 2017 is primarily as a result of the legislation enacted in 2017, which lowers the statutory corporate tax rate from 35% to 21%,, which decreased the net deferred tax asset.
As of December 31, 2017, the Company has U.S. federal and state NOL carryforwards of approximately $239.7 million that will expire in various years beginning in 2025 through 2037. In addition, the Company has U.S. federal tax credits of $42.8 million which will expire in various years beginning in 2025 through 2037.
The use of the Company's U.S. federal NOL and tax credit carryforwards in future years are restricted due to changes in the Company's ownership and tax attributes acquired through the Company's acquisitions. As of December 31, 2017, $13.5 million of the Company's U.S. Federal NOLs are limited for use over the years 2018 – 2028 in which a range of such amounts could be utilized on an annual basis of $0.2 million to $1.4 million. The remaining $226.2 million of NOLs is not limited and can be offset against future taxable income, subject to certain limitations for newly enacted tax legislation. The Company adopted ASU 2016-09 as of January 1, 2017. Accordingly, the Company recognized the previously unrecognized excess tax benefits of approximately $18.6 million ($6.5 million tax effected) recorded as deferred tax assets with a corresponding offsetting full valuation allowance at the beginning of 2017 without any tax impact.  Further, despite the NOL and tax credit carryforwards, the Company may have a future tax liability due to recent changes in tax legislation or state tax requirements in which net operating losses do not exist. The Company is still quantifying the impact of these changes.

The reconciliation of the reported estimated income tax benefit to the amount that would result by applying the U.S. federal statutory tax rate to the net income is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

United States federal tax at statutory rate	$(6,869)	$(20,489)	$(7,049)
State taxes (net of federal benefit)	(735)	(3,116)	(897)
Deferred income tax adjustments	607	173	661
Deferred state blended rate adjustments	(485)	(32)	(493)
Deferred federal rate change reduction in corporate rate	39,447	—	—
Research credit, net	(8,455)	(2,551)	(3,296)
Orphan drug credit, net	(1,853)	(571)	(106)
Other permanent items	276	145	(25)
Equity-based compensation	2,067	1,997	1,102
Change in valuation allowance	(24,000)	24,444	10,103
Income tax expense/(benefit)	$—	$—	$—
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$2,465	$2,425	$2,047
Increases for current year tax positions	569	308	357
Increases/(decreases) for prior year tax positions	361	(268)	21
Ending balance	$3,395	$2,465	$2,425
As of December 31, 2017 and 2016, of the total gross unrecognized tax benefits, approximately $3.4 million and $2.4 million would favorably impact the Company's effective income tax rate, respectively. Although, due to the Company's determination that the deferred income tax asset would not more likely than not be realized, a valuation allowance would be recorded, therefore, zero net impact would result within the Company's effective income tax rate. The Company's uncertain income tax position liability has been recorded to deferred income taxes to offset the tax attribute carryforward amounts.
For the years ended December 31, 2017, 2016 and 2015, the Company has not recognized any interest or penalties related to the uncertain income tax positions due to the fact such position is related to tax attribute carryforwards which have not yet been utilized. The Company does not expect its unrecognized income tax position to significantly decrease within the next twelve months.
The Company's U.S. Federal and state income tax returns from 2001 forward remain open to examination due to the carryover of unused net operating losses and tax credits.
As more fully described in Note 2 to the consolidated financial statements, the Tax Act was signed into law making significant changes to the Internal Revenue Code on December 22, 2017. Under ASC 740-10-25-47, the effects of the new legislation are to be recognized in the period of enactment. As such, recognition of the tax impact of the Tax Act is required in the interim and annual periods that include December 22, 2017. As a result, the Company has revalued the deferred tax asset as of December 31, 2017, fully offset by a valuation allowance without impact to the financial statements. The Company does not anticipate that other provisions of the Act would have a material impact on its financial statements.

8.  Lease Exit Liability
In 2008, the Company acquired Raven Biotechnologies, Inc. (Raven), a private South San Francisco-based company focused on the development of monoclonal antibody therapeutics for treating cancer. The Company undertook restructuring activities related to the acquisition of Raven. In connection with these restructuring activities, as part of the cost of acquisition, the Company established a restructuring liability attributed to an existing operating lease.  During the year ended December 31,

2016, the Company entered into an agreement to sublease a portion of the space subject to this operating lease.  The Company will receive approximately $1.3 million in sublease payments over its term, which ends at the same time as the original lease in February 2018.  No sublease income was contemplated when the restructuring liability was recorded in 2008; therefore, the Company adjusted the liability to reflect the future sublease income during the year ended December 31, 2016 and recorded an offset to research and development expense of approximately $1.3 million in the same period.

Changes in the lease exit liability are as follows (in thousands):

Accrual balance at December 31, 2015	$4,713
Principal payments and other adjustments	(2,822)
Accrual balance at December 31, 2016	1,891
Principal payments and other adjustments (net of sublease receipts)	(1,593)
Accrual balance at December 31, 2017	$298
During 2015, the Company corrected an immaterial error attributed to the estimated lease term that resulted in a reduction of research and development expense of $1.9 million.
9. Collaboration and Other Agreements
Incyte
In October 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for MGA012, an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1). Incyte has obtained exclusive worldwide rights for the development and commercialization of MGA012 in all indications, while the Company retains the right to develop its pipeline assets in combination with MGA012. The Company received a $150.0 million upfront payment from Incyte when the transaction closed in the fourth quarter of 2017.
Under the terms of the collaboration and license agreement, Incyte will lead global development of MGA012. Assuming successful development and commercialization by Incyte, the Company could receive up to approximately $420.0 million in development and regulatory milestones, and up to $330.0 million in commercial milestones. The Company determined that each potential future clinical and regulatory milestone is substantive.  Although the sales milestones are not considered substantive, they will be recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time.  If commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with MGA012, with Incyte commercializing MGA012 and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global clinical and commercial supply needs of MGA012. The Company and Incyte have agreed to initiate negotiations for a separate clinical supply agreement that will set forth terms and conditions. Finally, Incyte will fund the Company's activities related to the ongoing monotherapy clinical study until such time as the Company can transfer the Investigational New Drug application (IND) to Incyte.
The Company evaluated the collaboration and license agreement with Incyte and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under the collaboration and license agreement include the delivery of the license and clinical activities through a brief technology transfer period. The Company evaluated the collaboration and license agreement with Incyte and determined that the license and clinical trial activities each represented separate deliverables and were accounted for as separate units of accounting. The Company concluded that the license had standalone value to Incyte and was separable from the clinical trial activities because the license was sublicensable and Incyte has significant capabilities in performing clinical trials.  Thus, the total arrangement consideration for these two deliverables was allocated using the relative best estimate of selling price (BESP) to each deliverable. The BESP for the exclusive license was determined using information from other similar collaboration and license agreements. The BESP for the clinical trial activities was determined using similar arrangements and is estimated at approximately $4.0 million, which will be recognized over the technology transfer period as work is performed and the expenses are reimbursed by Incyte.
The Company recognized revenue of $151.1 million under the Incyte collaboration and license agreement during the year ended December 31, 2017, including the $150.0 million upfront payment and $1.1 million related to clinical trial activities performed.

Roche
In December 2017, the Company entered into a research collaboration and license agreement with Roche to jointly discover and develop novel bispecific molecules to undisclosed targets. During the research term, both companies will leverage their respective platforms, including the Company's DART platform and Roche's CrossMAb and DutaFab technologies to select a bispecific format and lead product candidate. Roche would then further develop and commercialize any such product candidate.
Under the terms of this agreement, Roche received rights to use certain of the Company’s intellectual property rights to exploit collaboration compounds and products, and paid the Company an upfront payment of $10.0 million which was received in January 2018. The Company will also be eligible to receive up to $370.0 million in potential milestone payments and royalties on future sales.
The Company evaluated the research collaboration and license agreement with Roche and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under the research collaboration and license agreement include the delivery of the license and activities during the research period. The Company evaluated the collaboration and license agreement with Roche and determined that the license and research activities do not have value on a standalone basis and therefore represented one unit of accounting. The $10.0 million will be recognized over the expected research period, which is 30 months. Each company will be responsible for their own expenses during the research period.
In addition, the Company determined that each potential future development and regulatory milestone is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time.
At December 31, 2017, $10.0 million of revenue was deferred under this agreement, $4.0 million of which was current and $6.0 million of which was non-current.

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
At the inception of the MGD011 Agreement, the Company evaluated it and determined that it was a revenue arrangement with multiple deliverables, or performance obligations.  The Company's substantive performance obligations under the collaboration and license agreement included the delivery of an exclusive license and research and development services during the preclinical research period (through the filing of the IND for duvortuxizumab).   The Company evaluated the MGD011 Agreement and determined that the license and preclinical research and development activities each represented separate deliverables and were accounted for as separate units of accounting.  The Company concluded that the license had standalone value to Janssen and was separable from the research and development services because the license was sublicensable, there were no restrictions as to Janssen's use of the license and Janssen or other third parties have significant research capabilities in this field.  Thus, the total arrangement consideration for these two deliverables was allocated using the relative BESP method to each deliverable.  The BESP for the exclusive license was determined using a discounted cash flow model that includes Level 3 fair value measurements. The BESP for the research and development services was determined using third party evidence of other similar research and development arrangements, which are Level 2 fair value measurements.
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
In July 2015, Janssen dosed the first patient in an open-label Phase 1 study of duvortuxizumab which triggered a $10.0 million milestone to the Company.  No revenue was recognized under the MGD011 Agreement during the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, the Company recognized revenue of approximately $2.0 million and $72.3 million, respectively, under the MGD011 agreement.
In May 2016, the Company entered into a separate collaboration and license agreement with Janssen, a related party through ownership of the Company's common stock, for the development and commercialization of MGD015, a product candidate that incorporates the Company's proprietary DART technology to simultaneously target CD3 and an undisclosed tumor target for the potential treatment of various hematological malignancies and solid tumors (MGD015 Agreement). Under the MGD015 Agreement, the Company granted an exclusive license to Janssen to develop and commercialize MGD015. The Company received a $75.0 million upfront payment from Janssen upon closing the transaction. In January 2018, Janssen notified the Company that they were terminating the MGD015 Agreement.

At the inception of the MGD015 Agreement, the Company evaluated it and determined that it was a revenue arrangement with multiple deliverables, or performance obligations.  The Company's substantive performance obligations under the MGD015 Agreement included the delivery of an exclusive license and research and development services during the preclinical research period.   The Company evaluated the MGD015 Agreement with Janssen and determined that the license and preclinical research and development activities each represented separate deliverables and were accounted for as two separate units of accounting.  The Company concluded that the license had standalone value to Janssen and was separable from the research and development services because the license was sublicensable, there were no restrictions as to Janssen's use of the license and Janssen or other third parties have significant research capabilities in this field.  Thus, the total arrangement consideration for these two deliverables was allocated using the BESP method to each deliverable.  The BESP for the exclusive license was determined using information from the previous collaboration and license agreement with Janssen as well as other third party collaboration and license agreements, which are Level 2 fair value measurements. The BESP for the research and development services was determined using other similar research and development arrangements, which are also Level 2 fair value measurements.

During the years ended December 31, 2017 and 2016, the Company recognized revenue of $0.6 million and $75.8 million, respectively, under the MGD015 Agreement. Revenue recognized in 2016 included the $75.0 million upfront fee for the exclusive license.

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
No revenue under was recognized under this agreement during the year ended December 31, 2017. The Company recognized revenue of approximately $2.1 million and $8.0 million under the MGD010 agreement during the years ended December 31, 2016 and 2015, respectively.  Revenue recognized during the year ended December 31, 2015 included a $3.0 million milestone payment received upon initiation of a Phase 1a trial of MGD010.   No revenue was deferred under this agreement at December 31, 2017 or 2016.

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
As a result of Servier exercising its option in 2014, the Company received a $15.0 million payment from Servier for its license to develop and commercialize flotetuzumab in its territories.  Upon exercise of the option, the Company evaluated its performance obligations with respect to the license for flotetuzumab. The Company's substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan and participation on an executive committee and a research and development committee. The Company determined that the performance obligations with respect to the clinical development represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company's technical expertise and committee participation. As such, the $15.0 million license fee was deferred and was being recognized ratably over a period of 82 months, which represented the expected development period for flotetuzumab.  During the year ended December 31, 2017, the Company and Servier determined that the expected development period should be extended to 124 months.  The impact of this change in accounting estimate reduced revenue that would have been recognized in 2017 by $0.8 million. In accordance with the agreement, the Company and Servier will share costs incurred to develop flotetuzumab.  Reimbursement of research and development expenses received in connection with this collaborative cost-sharing agreement is recorded as a reduction to research and development expense.  During the years ended December 31, 2017, 2016 and 2015 the Company recorded approximately $3.2 million, $2.6 million and $0.5 million as an offset to research and development costs under this collaboration arrangement, respectively.
During the years ended December 31, 2017, 2016 and 2015 the Company recognized revenue of $2.5 million, $3.3 million, and $3.5 million, respectively, under this agreement.  At December 31, 2017, $8.5 million of revenue was deferred under this agreement, $2.3 million of which was current and $6.2 million of which was non-current. At December 31, 2016, $11.1 million of revenue was deferred under this agreement, $3.3 million of which was current and $7.8 million of which was non-current.
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
The Company recognized no revenue under this agreement during the years ended December 31, 2017 and December 31, 2016. The Company recognized revenue of approximately $12.5 million during the year ended December 31,

2015 under this agreement, including a payment of $5.0 million for the achievement of preclinical milestones. No revenue was deferred under this agreement at December 31, 2017 or 2016.
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
The initial $1.0 million upfront payment received by the Company upon execution of the original agreement is non-refundable; as such, there is no right of return for the license. Therefore, the upfront license fee and participation on the joint steering committee were treated as a combined unit of accounting and will be recognized over the term of the agreement through June 2020. Further, due to the fact the research and development services are not deemed to have stand-alone value, revenue for those services will be recognized over the entire term of the agreement (through June 2020). As a result of reassessing the arrangement in accordance with ASC 605-25, the Company was required to record an adjustment on the date of the material modification to reflect the revenue that would have resulted had the entity applied the requirements of ASC 605-25 from the inception of the agreement.  As a result, the Company recorded an additional $1.3 million of revenue during 2014. The Company has received a total of $5.5 million through December 31, 2017 for reimbursement of research and development services, which is also being recognized over the remaining term of the agreement.
The Company recognized revenues of approximately $0.9 million, $0.8 million and $0.5 million under this agreement during the years ended December 31, 2017, 2016 and 2015, respectively.  No milestones were achieved under this agreement during the years ended December 31, 2017, 2016 and 2015.
At December 31, 2017, $2.3 million of revenue was deferred under this agreement, $0.9 million of which was current and $1.4 million of which was non-current.  At December 31, 2016, $3.2 million of revenue was deferred under this agreement, $0.9 million of which was current and $2.3 million of which was non-current.
NIAID Contract
The Company entered into a contract with the National Institute of Allergy and Infectious Diseases (NIAID), effective as of September 15, 2015, to perform product development and to advance up to two DART molecules, including MGD014. Under this contract, the Company will develop these product candidates for Phase 1/2 clinical trials as therapeutic agents, in combination with latency reversing treatments, to deplete cells infected with human immunodeficiency virus (HIV) infection. This contract includes a base period of $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through September 14, 2022. During the year ended December 31, 2017, NIAID exercised the first option in the amount of $10.8 million. The Company recognized revenue of $1.7 million, $5.1 million and $0.2 million in revenue under this contract during the years ended December 31, 2017, 2016 and 2015, respectively.
10. Commitments and Contingencies

Operating Leases
The Company leases manufacturing, office and laboratory space in Rockville, Maryland under five leases that have terms that expire between 2019 and 2027 unless renewed.  During the year ended December 31, 2017, the Company entered into an agreement to sublease a portion of the space it leases. Under the terms of the sublease, the Company will receive a total of $2.4 million over the 30 month term.
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
The Company also leases office and laboratory space in South San Francisco under a lease that expires on February 28, 2018. During the year ended December 31, 2016, the Company entered into a sublease agreement for a portion of the South San Francisco space (see Note 8). As of December 31, 2017, future payments to be received by the Company under this sublease total approximately $0.1 million. In April 2017, the Company entered into a 72-month lease commencing in December 2017 for office and laboratory space which will replace our current South San Francisco location.
All of the leases contain rent escalation clauses and certain leases contain rent abatements.  For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease.  As of December 31, 2017 and 2016, the Company had recorded a deferred rent liability of $12.3 million and $6.2 million, respectively. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $3.1 million, $3.0 million and $0.9 million, respectively.
Future minimum lease payments under noncancelable operating leases as of December 31, 2017 are as follows (in thousands):

2018	$6,574
2019	6,342
2020	4,775
2021	4,743
2022	4,885
Thereafter	18,484
$45,803
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
Employees are 100% vested in their contributions to the Plan. The Company's contribution to the Plan, as determined by the Board of Directors, is discretionary. The Company's contributions to the Plan totaled $1.1 million, $1.0 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

12.  Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
2017
Revenue	$2,055	$1,666	$1,663	$152,359
Net income (loss)	(37,655)	(40,654)	(47,043)	105,727
Net income (loss) per share, basic	$(1.08)	$(1.14)	$(1.28)	$2.87
Net income (loss) per share, diluted	$(1.08)	$(1.14)	$(1.28)	$2.80

2016
Revenue	$2,846	$80,673	$3,255	$5,106
Net income (loss)	(30,363)	40,464	(33,846)	(34,783)
Net income (loss) per share, basic	$(0.88)	$1.17	$(0.97)	$(1.00)
Net income (loss) per share, diluted	$(0.88)	$1.12	$(0.97)	$(1.00)

EXHIBIT INDEX

Exhibit No.	Description

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

10.3†	Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated October 24, 2017

10.4+	Company 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on September 4, 2013)

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

10.15+	Employment Agreement between the Company and Ezio Bonvini, M.D. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2016)

10.16+	Employment Agreement between the Company and Eric Risser (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2017)

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment granted by the SEC.

+	Indicates management contract or compensatory plan.