Form 10-Q
period 2018-03-31
MACROGENICS INC
filed 2018-05-07
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2018, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 42,202,078 shares.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under "Risk Factors"), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•	our plans to develop and commercialize our product candidates;

•	the outcomes of our ongoing and planned clinical trials, including when clinical trials will be initiated and completed and when data will be reported or regulatory filings made;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to enter into new collaborations or to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;

•	our ability to recover the investment in our manufacturing capabilities;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	significant competition in our industry;

•	costs of litigation and the failure to successfully defend lawsuits and other claims against us;

•	economic, political and other risks associated with our international operations;

•	our ability to receive research funding and achieve anticipated milestones under our collaborations;

•	our ability to protect and enforce patents and other intellectual property;

•	costs of compliance and our failure to comply with new and existing governmental regulations including, but not limited to, tax regulations;

•	loss or retirement of key members of management;

•	failure to successfully execute our growth strategy, including any delays in our planned future growth; and

•	our failure to maintain effective internal controls.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$200,448	$211,727
Marketable securities	59,633	93,394
Accounts receivable	7,281	13,643
Prepaid expenses	3,328	3,151
Other current assets	349	383
Total current assets	271,039	322,298
Property and equipment, net	53,443	49,983
Other assets	1,596	1,602
Total assets	$326,078	$373,883

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,266	$2,451
Accrued expenses	30,489	38,581
Deferred revenue	8,121	7,202
Deferred rent	905	1,048
Lease exit liability	—	298
Other liabilities	175	175
Total current liabilities	49,956	49,755
Deferred revenue, net of current portion	17,762	13,637
Deferred rent, net of current portion	11,084	11,253
Total liabilities	78,802	74,645
Stockholders' equity:
Common stock, $0.01 par value – 125,000,000 shares authorized, 37,024,623 and 36,859,077 shares outstanding at March 31, 2018 and December 31, 2017, respectively	370	369
Additional paid-in capital	615,284	611,270
Accumulated deficit	(368,355)	(312,340)
Accumulated other comprehensive loss	(23)	(61)
Total stockholders' equity	247,276	299,238
Total liabilities and stockholders' equity	$326,078	$373,883

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Revenue from collaborative agreements	$4,501	$1,278
Revenue from government agreements	194	777
Total revenues	4,695	2,055
Costs and expenses:
Research and development	45,670	32,801
General and administrative	9,235	7,462
Total costs and expenses	54,905	40,263
Loss from operations	(50,210)	(38,208)
Other income	674	553
Net loss	(49,536)	(37,655)
Other comprehensive loss:
Unrealized gain (loss) on investments	39	(26)
Comprehensive loss	$(49,497)	$(37,681)

Basic and diluted net loss per common share	$(1.34)	$(1.08)
Basic and diluted weighted average common shares outstanding	36,936,560	34,958,228

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(49,536)	$(37,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,338	1,978
Stock-based compensation	3,432	3,461
Changes in operating assets and liabilities:
Accounts receivable	6,361	671
Prepaid expenses	(177)	(1,535)
Other assets	40	(81)
Accounts payable and other liabilities	7,815	(2,223)
Accrued expenses	1,477	1,823
Lease exit liability	(298)	(379)
Deferred revenue	(1,435)	(1,065)
Deferred rent	(312)	(326)
Net cash used in operating activities	(31,295)	(35,331)
Cash flows from investing activities
Purchases of marketable securities	(24,452)	(56,937)
Proceeds from sale and maturities of marketable securities	58,358	50,072
Purchases of property and equipment	(14,519)	(1,492)
Net cash provided by (used in) investing activities	19,387	(8,357)
Cash flows from financing activities
Proceeds from stock option exercises and ESPP purchases	629	108
Net cash provided by financing activities	629	108
Net change in cash and cash equivalents	(11,279)	(43,580)
Cash and cash equivalents at beginning of period	211,727	84,098
Cash and cash equivalents at end of period	$200,448	$40,518

See accompanying notes.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
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
The accompanying unaudited interim consolidated financial statements include the accounts of MacroGenics, Inc. and its wholly owned subsidiary, MacroGenics UK Limited. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2018.
Summary of Significant Accounting Policies
With the exception of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers and all related amendments (collectively ASC 606) during the three months ended March 31, 2018, discussed below, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Revenue Recognition
Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting standards in effect for the period presented. The Company applied the modified retrospective transition method only to contracts that were not completed as of January 1, 2018, the effective date of adoption for ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
The Company enters into licensing agreements that are within the scope of ASC 606, under which it may license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.
For each arrangement that results in revenues, the Company identifies all performance obligations, which may include a license to intellectual property and know-how, research and development activities and/or transition activities. In order to determine the transaction price, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.
Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is generally allocated to each separate performance obligation on a relative standalone selling price basis. The Company must develop assumptions that require judgment to determine the standalone selling price in order to account for these agreements. To determine the standalone selling price, the Company’s assumptions may include (i) assumptions regarding the probability of obtaining marketing approval for the product candidate, (ii) estimates regarding the timing of and the expected costs to develop and commercialize the product candidate, and (iii) estimates of future cash flows from potential product sales with respect to the product candidate. Standalone selling prices used to perform the initial allocation are not updated after contract inception. The Company does not include a financing component to its estimated transaction price at contract inception unless it estimates that certain performance obligations will not be satisfied within one year.
Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.
Licenses. If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and when (or as) the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the licensee and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the licensee can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.
Research and Development Services. The promises under the Company’s agreements may include research and development services to be performed by the Company on behalf of the counterparty. If the research and development services are determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to these services as revenue over time based on an appropriate measure of progress. If the research and development services are determined not to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the combined performance obligation as the related performance obligations are satisfied.
Customer Options. If an arrangement contains customer options, the Company evaluates whether the options are material rights because they allow the customer to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised. If the options are deemed not to be a material right, they are excluded as performance obligations at the outset of the arrangement, and the potential payments that the Company is eligible to receive upon exercise of the options are excluded from the transaction price.
Milestone Payments. At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties. For arrangements that include sales-based royalties which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.
The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties who are both active participants in the activities and are both exposed to significant risks and rewards dependent on the commercial success of such activities. Such arrangements generally are within the scope of ASC 808, Collaborative Arrangements (ASC 808). While ASC 808 defines collaborative arrangements and provides guidance on income statement presentation, classification, and disclosures related to such arrangements, it does not address recognition and measurement matters, such as (1) determining the appropriate unit of accounting or (2) when the recognition criteria are met. Therefore, the accounting for these arrangements is either based on an analogy to other accounting literature or an accounting policy election by the Company. The Company accounts for certain components of the collaboration agreement that are reflective of a vendor-customer relationship (e.g., licensing arrangement) based on an analogy to ASC 606. The Company accounts for other components based on a reasonable, rational and consistently applied accounting policy election.   Reimbursements from the counter-party that are the result of a collaborative relationship with the counter-party, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense as the services are performed.
For a complete discussion of accounting for collaboration revenues, see Note 6, Collaboration and Other Agreements.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASC 606. The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts that were not completed as of January 1, 2018. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with available practical expedients. Comparative prior period information continues to be reported under the accounting standards in effect for the period presented.
As a result of applying the modified retrospective method to adopt the new guidance, the following adjustments were made to accounts on the consolidated balance sheet as of January 1, 2018 (in thousands):

	Pre-Adoption	ASC 606 Adjustment	Post-Adoption
Deferred revenue, current	$7,202	$540	$7,742
Deferred revenue, net of current portion	13,637	5,939	19,576
Accumulated deficit	(312,340)	(6,479)	(318,819)

The transition adjustment resulted primarily from changes in the pattern of revenue recognition for upfront fees and the accounting for milestones.
The following table shows the impact of adoption to our consolidated statement of income and balance sheet (in thousands):

Three Months Ended March 31, 2018	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Revenue from collaborative agreements	$4,501	$4,366	$135
Net loss	(49,536)	(49,671)	(135)
Basic and diluted net loss per common share	$(1.34)	$(1.35)	$0.01

As of March 31, 2018	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Deferred revenue, current	$8,121	$7,417	$704
Deferred revenue, net of current portion	17,762	12,122	5,640
Accumulated deficit	(368,355)	(362,011)	6,344

The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred revenue	$27,318	$500	$(1,935)	$25,883

During the three months ended March 31, 2018, the Company recognized $1.9 million in revenue as a result of changes in the contract liability balance.
In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting. The new standard is intended to reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The new standard was effective beginning January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations upon adoption.

Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02) that provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. ASU 2016-02 includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 is effective for the Company’s fiscal year beginning January 1, 2019. Early adoption is permitted, but the Company has not made the election to do so. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2019. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.
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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at March 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$96,851	$96,851	$—	$—
U.S. Treasury securities	3,997	—	3,997	—
Corporate debt securities	55,636	—	55,636	—
Total assets measured at fair value(a)	$156,484	$96,851	$59,633	$—
(a) Total assets measured at fair value at March 31, 2018 includes approximately $96.8 million reported in cash and cash equivalents on the balance sheet.

	Fair Value Measurements at December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$61,512	$61,512	$—	$—
U.S. Treasury securities	3,990	—	3,990	—
Government-sponsored enterprises	11,990	—	11,990	—
Corporate debt securities	78,418	—	78,418	—
Total assets measured at fair value(a)	$155,910	$61,512	$94,398	$—
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

3. Marketable Securities
Available-for-sale marketable securities as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$3,999	$—	$(2)	$3,997
Corporate debt securities	55,657	4	(25)	55,636
Total	$59,656	$4	$(27)	$59,633

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$3,995	$—	$(6)	$3,989
Government-sponsored enterprises	11,998	—	(7)	11,991
Corporate debt securities	77,462	2	(50)	77,414
Total	$93,455	$2	$(63)	$93,394
All available-for-sale marketable securities held as of March 31, 2018 had contractual maturities of less than one year. All of the Company's available-for-sale marketable securities in an unrealized loss position as of March 31, 2018 and December 31, 2017 were in a loss position for less than twelve months.  There were no unrealized losses at March 31, 2018 or December 31, 2017 that the Company determined to be other-than-temporary.
4. Lease Exit Liability
In 2008, the Company acquired Raven Biotechnologies, Inc. (Raven), a private South San Francisco-based company focused on the development of monoclonal antibody therapeutics for treating cancer. The Company undertook restructuring activities related to the acquisition of Raven, including establishing a restructuring liability attributed to an existing operating lease.  During the year ended December 31, 2016, the Company entered into an agreement to sublease a portion of the space subject to this operating lease and adjusted the liability to reflect the sublease income. The operating lease and sublease ended in February 2018.
Changes in the lease exit liability are as follows (in thousands):

Accrual balance at December 31, 2017	$298
Principal payments	(298)
Accrual balance at March 31, 2018	$—

5. Stockholders' Equity

In April 2017, the Company entered into a definitive agreement with an institutional healthcare investor to purchase 1,100,000 shares of its common stock at a purchase price of $21.50 per share in a registered direct offering. Proceeds to the Company, before deducting estimated offering expenses, were $23.7 million. The shares were offered pursuant to the Company’s effective shelf registration on Form S-3 that was filed with the SEC on November 2, 2016.

In May 2017, the Company entered into a sales agreement with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $75.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. The shares that may be sold under the sales agreement would be issued and sold pursuant to the Company's shelf registration statement on Form S-3 that was filed with the SEC on November 2, 2016. During the year ended December 31, 2017, the Company sold 599,284 shares of common stock under the sales agreement, resulting in net proceeds of $10.8 million related to the ATM Offering.

On April 2, 2018, the Company completed a firm-commitment underwritten public offering, in which the Company sold 4,500,000 shares of its common stock at a price of $21.25 per share. Additionally, the underwriters of the offering exercised the full amount of their over-allotment option resulting in the sale of an additional 675,000 shares of the Company's common stock at a price of $21.25 per share. Upon closing, the Company received net proceeds of approximately $103.0 million from this offering, net of underwriting discounts and commissions and other offering expenses. Due to the offering closing after March 31, 2018, it is not reflected in the accompanying balance sheet as of March 31, 2018.

6. Collaboration and Other Agreements
Incyte
In October 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for INCMGA0012 (also known as MGA012), an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of INCMGA0012 in all indications, while the Company retains the right to develop its pipeline assets in combination with INCMGA0012. The Company received a $150.0 million upfront payment from Incyte when the transaction closed in the fourth quarter of 2017.
Under the terms of the Incyte Agreement, Incyte will lead global development of INCMGA0012. Assuming successful development and commercialization by Incyte, the Company could receive up to approximately $420.0 million in development and regulatory milestones, and up to $330.0 million in commercial milestones. If commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with INCMGA0012, with Incyte commercializing INCMGA0012 and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global clinical and commercial supply needs of INCMGA0012, subject to a separately negotiated development manufacturing and clinical supply agreement that will set forth terms and conditions. Finally, Incyte will fund the Company's activities related to the ongoing monotherapy clinical study until such time as the Company can transfer the Investigational New Drug application (IND) and certain clinical activities to Incyte.
The Company evaluated the Incyte Agreement under the provisions of ASC 606 and identified the following two performance obligations under the agreement: (i) the license of INCMGA0012 and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company is performing the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte Agreement was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in October 2017. The $4.0 million allocated to the clinical activities is being recognized over the period from the effective date of the agreement until such time as the clinical activities are transferred to Incyte, using an input method according to research and development costs incurred to date compared to estimated total research and development costs. Prior to the adoption of ASC 606 on January 1, 2018, the accounting for this agreement did not materially differ from the accounting under ASC 606. The Company recognized revenue of $2.5 million under the Incyte Agreement during the three months ended March 31, 2018.

Roche
In December 2017, the Company entered into a research collaboration and license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche) to jointly discover and develop novel bispecific molecules to undisclosed targets (Roche Agreement). During the research term, both companies will leverage their respective platforms, including the Company's DART platform and Roche's CrossMAb and DutaFab technologies to select a bispecific format and lead product candidate. Roche would then further develop and commercialize any such product candidate. Each company will be responsible for their own expenses during the research period.
Under the terms of the Roche Agreement, Roche received rights to use certain of the Company’s intellectual property rights to exploit collaboration compounds and products, and paid the Company an upfront payment of $10.0 million which was received in January 2018. The Company will also be eligible to receive up to $370.0 million in potential milestone payments and royalties on future sales.
The Company evaluated the Roche Agreement under the provisions of ASC 606 and identified the following promises under the agreement: (i) the non-exclusive, non-transferable, non-sublicensable license to the Company's intellectual property and (ii) the performance of certain activities during the research period. The Company determined that the license is capable of being distinct, but is not distinct in the context of the contract because it has limited value to Roche without the research activities required to be performed by the Company. Therefore, the Company concluded that there is one performance obligation under the agreement. The Company determined that the transaction price of the Roche Agreement was $10.0 million. The potential milestone payments are fully constrained and have been excluded from the transaction price. Any consideration related to sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Roche and therefore have also been excluded from the transaction price.
The $10.0 million transaction price will be recognized over the expected research period, which is 30 months, using a cost-based input method to measure performance. Prior to the adoption of ASC 606 on January 1, 2018, the accounting for this agreement did not materially differ from the accounting under ASC 606. The Company recognized revenue under this agreement of $1.0 million during the three months ended March 31, 2018. At March 31, 2018, $9.0 million of revenue was deferred under this agreement, $4.0 million of which was current.

Les Laboratoires Servier
In September 2012, the Company entered into a collaboration agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) and granted it exclusive options to obtain three separate exclusive licenses to develop and commercialize DART molecules, consisting of those designated by the Company as flotetuzumab (also known as MGD006 or S80880) and MGD007, as well as a third DART molecule, in all countries other than the United States, Canada, Mexico, Japan, South Korea and India (Servier Agreement). During 2014, Servier exercised its exclusive option to develop and commercialize flotetuzumab, and during 2016 Servier notified the Company that it did not intend to exercise the option for the third DART molecule. Servier retains the option to obtain a license for MGD007.
Upon execution of the agreement, Servier made a nonrefundable payment of $20.0 million to the Company. In addition, if Servier exercises the remaining available options and successfully develops, obtains regulatory approval for, and commercializes a product under each license, the Company will be eligible to receive up to $25.0 million in license grant fees, $53.0 million in clinical milestone payments, $188.0 million in regulatory milestone payments and $420.0 million in sales milestone payments. In addition to these milestones, the Company and Servier will share Phase 2 and Phase 3 development costs. Under this agreement, Servier would be obligated to pay the Company from low double-digit to mid-teen royalties on net product sales in its territories.
The Company evaluated the Servier Agreement under the provisions of ASC 606 and concluded that Servier is a customer prior to the exercise of any of the three options. The Company identified the following material promises under the arrangement for each of the three molecules: (i) a limited evaluation license to conduct activities under the research plan and (ii) research and development services concluding with an option trigger data package. The Servier Agreement also provided exclusive options for an exclusive license to research, develop, manufacture and commercialize each subject molecule. The Company evaluated these options and concluded that the options were not issued at a significant and incremental discount, and therefore do not provide material rights. As such, they are excluded as performance obligations at the outset of the arrangement. The Company determined that each license and the related research and development services were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the Company determined that these promises should be combined into a single performance obligation for each molecule, resulting in a total of three performance obligations; one for flotetuzumab, one for MGD007, and one for the third DART molecule.

The Company determined that the $20.0 million upfront payment from Servier constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, and the transaction price was allocated to the three performance obligations based on their relative standalone selling price. The milestone payments that the Company was eligible to receive prior to the exercise of the options were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. Two milestones were achieved in 2014 when the INDs for flotetuzumab and MGD007 were cleared by the Food and Drug Administration (FDA). Upon achievement of each milestone, the constraint related to the $5.0 million milestone payment was removed and the transaction price was re-assessed. This variable consideration was allocated to each specific performance obligation in accordance with ASC 606.

Revenue associated with each performance obligation is being recognized as the research and development services are provided using an input method according to research and development costs incurred to date compared to estimated total research and development costs.. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The full transaction price allocated to flotetuzumab and the third DART molecule was recognized as revenue prior to the adoption of ASC 606 on January 1, 2018 as the option periods had ended. The development period for MGD007 was estimated to be 75 months, ending in December 2018, therefore the transaction price allocated to MGD007 is being recognized through that date. Upon the adoption of ASC 606 on January 1, 2018, the pattern of revenue recognition for the upfront fee and the accounting for the milestones received in 2014 changed, but there was no material impact to revenue recognized during the three months ended March 31, 2018. The Company recognized revenue of $0.5 million during the three months ended March 31, 2018 related to the MGD007 option. At March 31, 2018, $1.4 million of revenue related to the MGD007 option was deferred, all of which was current.
As discussed above, in 2014, Servier exercised its option to obtain a license to develop and commercialize flotetuzumab in its territories and paid the Company a $15.0 million license grant fee. Upon exercise, the Company's contractual obligations include (i) granting Servier an exclusive license to its intellectual property, (ii) technical, scientific and intellectual property support to the research plan and (iii) participation on an executive committee and a research and development committee. Under the terms of the Servier Agreement, the Company and Servier will share costs incurred to develop flotetuzumab during the license term. Due to the fact that both parties share costs and are exposed to significant risks and rewards dependent on the commercial success of the product, the Company determined that the arrangement is a collaborative arrangement within the scope of ASC 808. The arrangement consists of two components; the license of flotetuzumab and the research and development activities, including committee participation, to support the research plan. Under the provisions of ASC 808, the Company has determined that it will use ASC 606 by analogy to recognize the revenue related to the license. The Company evaluated its performance obligation to provide Servier with an exclusive license to develop and commercialize flotetuzumab and determined that its transaction price is equal to the upfront payment of $15.0 million and Servier consumes the benefits of the license over time as the research and development activities are performed. Therefore, the Company will recognize the transaction price over the development period, using an input method according to research and development costs incurred to date compared to estimated total research and development costs. The additional potential clinical, regulatory and sales milestones are fully constrained and have been excluded from the transaction price.
The research and development activities component of the arrangement is not analogous to ASC 606, therefore the Company will follow its policy to record expense incurred as research and development expense and reimbursements received from Servier will be recognized as an offset to research and development expense on the consolidated statement of operations and comprehensive loss during the development period. During the three months ended March 31, 2018, the Company recorded approximately $1.2 million as an offset to research and development expense under this collaborative arrangement.
The Company recognized revenue of $0.3 million during the three months ended March 31, 2018 related to the flotetuzumab option exercise. At March 31, 2018, $13.5 million of revenue related to the flotetuzumab option exercise was deferred, $1.6 million of which was current. The deferred revenue balance related to the flotetuzumab option exercise as of December 31, 2017, prior to the adoption of ASC 606, was $7.4 million. The adoption of ASC 606 increased that balance by approximately $6.4 million. The adoption of ASC 606 did not have a material impact on revenue recognized during the three months ended March 31, 2018, however it will increase the revenue to be recognized in the future as the pattern of revenue recognition has changed.

NIAID Contract
The Company entered into a contract with the National Institute of Allergy and Infectious Diseases (NIAID), effective as of September 15, 2015, to perform product development and to advance up to two DART molecules, including MGD014. Under this contract, the Company will develop these product candidates for Phase 1/2 clinical trials as therapeutic agents, in combination with latency reversing treatments, to deplete cells infected with human immunodeficiency virus (HIV) infection. NIAID does not receive goods or services from the Company under this contract, therefore the Company does not consider NIAID to be a customer and concluded this contract is outside the scope of Topic 606.
This contract includes a base period of up to $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through September 14, 2022. In 2017, NIAID exercised the first option in the amount of up to $10.8 million. The Company recognized $0.2 million and $0.6 million in revenue under this contract during the three months ended March 31, 2018 and 2017, respectively.
7. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the three months ended March 31, 2018, no shares of common stock were purchased under the 2016 ESPP.
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
In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the Company's 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of March 31, 2018 there were options to purchase an aggregate of 843,368 shares of common stock outstanding at a weighted average exercise price of $1.91 per share under the 2003 Plan.
Under the provisions of the 2013 Plan, the number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the three months ended March 31, 2018, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 8,244,131.   As of March 31, 2018, there were options to purchase an aggregate of 4,472,109 shares of common stock outstanding at a weighted average exercise price of $25.76 per share under the 2013 Plan.

The following table shows stock-based compensation expense for stock options, RSUs and ESPP (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$1,700	$1,673
General and administrative	1,732	1,788
Total stock-based compensation expense	$3,432	$3,461
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended March 31,
	2018	2017
Expected dividend yield	0%	0%
Expected volatility	68% - 71%	67%
Risk-free interest rate	2.4% - 2.8%	2.3%
Expected term	6.25 years	6.25 years
The following table summarizes stock option and restricted stock unit (RSU) activity during the three months ended March 31, 2018:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	4,504,642	$19.79	7.0
Granted	1,038,874	28.49
Exercised	(176,616)	5.03
Forfeited or expired	(51,423)	20.90
Outstanding, March 31, 2018	5,315,477	21.97	7.4	$29,749
As of March 31, 2018:
Exercisable	2,940,789	18.61	6.1	25,431
Vested and expected to vest	5,074,332	21.76	7.4	29,334
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2018 was $18.75. The total intrinsic value of options exercised during the three months ended March 31, 2018 was approximately $3.6 million, and the total cash received for options exercised was approximately $0.6 million. The total fair value of shares vested in the three months ended March 31, 2018 was approximately $3.3 million. As of March 31, 2018, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was approximately $34.5 million, which the Company expects to recognize over a weighted-average period of approximately three years.

8. Net Loss Per Share
Basic loss per common share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants. 5,315,477 stock options (common stock equivalents) were excluded from the calculation of diluted loss per share for the three months ended March 31, 2018 because their inclusion would have been anti-dilutive. 4,743,518 stock options were excluded from the calculation of diluted loss per share for the three months ended March 31, 2017 because their inclusion would have been anti-dilutive.
Basic and diluted loss per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss used for calculation of basic and diluted EPS	$(49,536)	$(37,655)

Denominator:
Weighted average shares outstanding, basic	36,936,560	34,958,228
Effect of dilutive securities:
Stock options and restricted stock units	—	—
Weighted average shares outstanding, diluted	36,936,560	34,958,228

Net loss per share, basic and diluted	$(1.34)	$(1.08)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations is based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview
We are a biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics to modulate the human immune response for the treatment of cancer. We currently have a pipeline of product candidates in human clinical testing that have been created primarily using our proprietary technology platforms, which also have broad applicability across other therapeutic domains. We believe our programs have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts.  Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of March 31, 2018, plus the $103.0 million in net proceeds we raised through the sale of our common stock in April 2018, as well as collaboration payments we anticipate receiving, should enable us to fund our operations into mid-2020, assuming our programs and collaborations advance as currently contemplated.
We have incurred significant losses since our inception and we have an accumulated deficit of approximately $368.4 million as of March 31, 2018. We expect to continue to incur losses for the foreseeable future and we expect that over the next several years our deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials for our product candidates.

Strategic Collaborations
We pursue a balanced approach between developing product candidates ourselves and developing other product candidates with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Currently, our most significant strategic collaborations include the following:

•
Incyte. In October 2017, we entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for INCMGA0012 (also known as MGA012), an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1). Incyte has obtained exclusive worldwide rights for the development and commercialization of INCMGA0012 in all indications, while we retain the right to develop our pipeline assets in combination with INCMGA0012. The transaction closed in the fourth quarter of 2017 and we received a $150.0 million upfront payment from Incyte upon the closing.

Under the terms of the collaboration, Incyte will lead global development of INCMGA0012. Assuming successful development and commercialization by Incyte, we could receive up to approximately $420.0 million in development and regulatory milestones, and up to $330.0 million in commercial milestones. If commercialized, we would be eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote with Incyte. We retain the right to develop our pipeline assets in combination with INCMGA0012, with Incyte commercializing INCMGA0012 and MacroGenics commercializing our asset(s), if any such potential combinations are approved. In addition, we retain the right to manufacture a portion of both companies' global clinical and commercial supply needs of INCMGA0012, through utilization of our commercial-scale GMP facility, which is expected to be fully operational in 2018.
Finally, Incyte will fund our activities related to our ongoing monotherapy clinical study until such time as we can transfer the Investigational New Drug application (IND) and certain clinical activities to Incyte.

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

In February 2014, Servier exercised its option to develop and commercialize flotetuzumab, for which we received a $15.0 million license option fee.  We also received two $5.0 million milestone payments from Servier in 2014 in connection with the IND applications for flotetuzumab and MGD007 clearing the 30-day review period by the U.S. Food and Drug Administration (FDA). As of December 31, 2017, Servier still retains an option to obtain a license for MGD007, but Servier has notified us that they have terminated their rights to license the third DART molecule.
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

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2017. Except as described in Note 1 to our accompanying consolidated financial statements with respect to changes in our revenue recognition policy related to our adoption of the requirements of ASC 606, there have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2018.
Results of Operations
Revenue
The following represents a comparison of our revenue for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase/(Decrease)
	2018	2017
		(dollars in millions)
Revenue from collaborative agreements	$4.5	$1.3	$3.2	252%
Revenue from government agreements	0.2	0.8	(0.6)	(75)%
Total revenue	$4.7	$2.1	$2.6	128%
Collaboration revenue increased by $3.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to revenue recognized under the Incyte INCMGA0012 agreement.
Revenue from government agreements decreased by $0.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, respectively, primarily due to less costs incurred under the NIAID cost plus fixed fee contract.

Research and Development Expense
The following represents a comparison of our research and development expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase/(Decrease)
	2018	2017
	(dollars in millions)
Margetuximab	$18.5	$10.7	$7.8	73%
Enoblituzumab	4.8	4.0	0.8	20%
Flotetuzumab	2.1	1.1	1.0	91%
MGA012	7.4	2.4	5.0	208%
MGD013	1.1	1.9	(0.8)	(42)%
MGD009	2.2	1.1	1.1	100%
MGC018	1.6	3.2	(1.6)	(50)%
MGD007	1.9	1.2	0.7	58%
Preclinical immune checkpoint programs	2.4	3.0	(0.6)	(20)%
Other preclinical and clinical programs, collectively	3.7	4.2	(0.5)	(12)%
Total research and development expense	$45.7	$32.8	$12.9	39%
During the three months ended March 31, 2018 our research and development expense increased by $12.9 million compared to the three months ended March 31, 2017. This increase was primarily due to the continued enrollment in our two margetuximab studies and the MGA012 monotherapy clinical trial.
 General and Administrative Expense
The following represents a comparison of our general and administrative expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase
	2018	2017
		(dollars in millions)
General and administrative expense	$9.2	$7.5	$1.7	23%
General and administrative expense increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to consulting and other costs incurred related to the implementation of our new enterprise resource planning (ERP) system.
Other Income
The increase in other income of $0.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is due to an increase in interest income earned on investments.

Liquidity and Capital Resources
We have historically financed our operations primarily through public and private offerings of equity, upfront fees, milestone payments and license option fees from collaborators and reimbursement through government grants and contracts.    As of March 31, 2018, we had $260.1 million in cash, cash equivalents and marketable securities. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to receive additional reimbursement from our collaborators, including under various government grants or contracts, for certain research and development services rendered, additional milestone payments and opt-in payments. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.

Funding Requirements
We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of March 31, 2018, plus the $103.0 million in net proceeds we raised through the sale of our common stock in April 2018, as well as collaboration payments we anticipate receiving, should enable us to fund our operations into mid-2020, assuming our programs and collaborations advance as currently contemplated.
Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(31.3)	$(35.3)
Investing activities	19.4	(8.4)
Financing activities	0.6	0.1
Net decrease in cash and cash equivalents	$(11.3)	$(43.6)
Operating Activities
Net cash used in operating activities reflects, among other things, the amounts used to run our clinical trials and preclinical activities. The decrease in net cash used in operating activities during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the receipt of the $10.0 million upfront payment from Roche during the three months ended March 31, 2018.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2018 is primarily due to maturities of marketable securities partially offset by purchases of marketable securities and making leasehold improvements to our facilities, including the build-out of our manufacturing suite at our headquarters location.  Net cash used in investing activities during the three months ended March 31, 2017 was primarily due to investing our cash in marketable securities.
Financing Activities
The increase in net cash provided by financing activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to an increase in stock option exercises by employees.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of March 31, 2018, we had cash, cash equivalents and marketable securities of $260.1 million. Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
We are engaged in a phased implementation of a new ERP system, which will replace or enhance certain internal financial, operating and other systems that are critical to our business operations. Effective January 1, 2018 we completed the implementation of certain functional areas of the ERP implementation project that affect the processes that constitute our internal control over financial reporting and this initial deployment will require testing for effectiveness throughout 2018. The second phase of the implementation will be completed later this year. Management has taken steps to ensure that appropriate controls are designed and implemented as each functional area of the new ERP system is enacted.
With the exception of the ERP implementation described above, there were no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A.	Risk Factors
Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended December 31, 2017.

Item 6.	Exhibits

10.1+	Amendment No, 1 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated March 15, 2018

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

+ Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment submitted separately to the SEC.

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
James Karrels
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: May 7, 2018

EXHIBIT INDEX

Exhibit Page Number
10.1+	Amendment No, 1 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated March 15, 2018

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

+ Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment submitted separately to the SEC.