Form 10-Q
period 2018-06-30
MACROGENICS INC
filed 2018-08-07
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2018, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 42,237,385 shares.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$238,661	$211,727
Marketable securities	62,233	93,394
Accounts receivable	17,836	13,643
Prepaid expenses	3,173	3,151
Other current assets	151	383
Total current assets	322,054	322,298
Property, equipment and software, net	57,491	49,983
Other assets	7,346	1,602
Total assets	$386,891	$373,883

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,767	$2,451
Accrued expenses	37,181	38,581
Deferred revenue	7,999	7,202
Deferred rent	905	1,048
Lease exit liability	—	298
Other liabilities	175	175
Total current liabilities	48,027	49,755
Deferred revenue, net of current portion	15,948	13,637
Deferred rent, net of current portion	10,880	11,253
Total liabilities	74,855	74,645
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 42,229,011 and 36,859,077 shares outstanding at June 30, 2018 and December 31, 2017, respectively	422	369
Additional paid-in capital	723,196	611,270
Accumulated deficit	(411,599)	(312,340)
Accumulated other comprehensive income (loss)	17	(61)
Total stockholders' equity	312,036	299,238
Total liabilities and stockholders' equity	$386,891	$373,883

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Revenue from collaborative and other agreements	$18,552	$1,081	$23,053	$2,359
Revenue from government agreements	282	585	476	1,361
Total revenues	18,834	1,666	23,529	3,720
Costs and expenses:
Research and development	52,014	34,461	97,684	67,262
General and administrative	11,134	8,384	20,369	15,846
Total costs and expenses	63,148	42,845	118,053	83,108
Loss from operations	(44,314)	(41,179)	(94,524)	(79,388)
Other income	1,070	525	1,744	1,078
Net loss	(43,244)	(40,654)	(92,780)	(78,310)
Other comprehensive loss:
Unrealized gain (loss) on investments	40	25	79	(1)
Comprehensive loss	$(43,204)	$(40,629)	$(92,701)	$(78,311)

Basic and diluted net loss per common share	$(1.03)	$(1.14)	$(2.35)	$(2.21)
Basic and diluted weighted average common shares outstanding	42,153,813	35,784,804	39,559,599	35,373,799

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(92,780)	$(78,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,540	3,981
Stock-based compensation	7,595	7,063
Changes in operating assets and liabilities:
Accounts receivable	(4,194)	773
Prepaid expenses	(22)	(525)
Other assets	(5,511)	65
Accounts payable and other liabilities	(684)	(2,026)
Accrued expenses	8,215	6,185
Lease exit liability	(298)	(771)
Deferred revenue	(3,371)	(1,866)
Deferred rent	(516)	(655)
Net cash used in operating activities	(89,026)	(66,086)
Cash flows from investing activities
Purchases of marketable securities	(86,491)	(56,937)
Proceeds from sale and maturities of marketable securities	118,090	130,505
Purchases of property and equipment	(20,023)	(8,795)
Net cash provided by investing activities	11,576	64,773
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	103,259	33,175
Proceeds from stock option exercises and ESPP purchases	1,125	667
Net cash provided by financing activities	104,384	33,842
Net change in cash and cash equivalents	26,934	32,529
Cash and cash equivalents at beginning of period	211,727	84,098
Cash and cash equivalents at end of period	$238,661	$116,627
Non-cash operating and investing activities:
Fair value of warrants received	$6,130	$—

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
Summary of Significant Accounting Policies
With the exception of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers and all related amendments (collectively ASC 606) during the six months ended June 30, 2018, discussed below, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
The Company enters into licensing agreements that are within the scope of ASC 606, under which it may license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. The Company also enters into manufacturing service agreements.
For each arrangement that results in revenues, the Company identifies all performance obligations, which may include a license to intellectual property and know-how, research and development activities, transition activities and/or manufacturing services. In order to determine the transaction price, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.
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
Research, Development and/or Manufacturing Services. The promises under the Company’s agreements may include research and development or manufacturing services to be performed by the Company on behalf of the counterparty. If these services are determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to these services as revenue over time based on an appropriate measure of progress when the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. If these services are determined not to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the combined performance obligation as the related performance obligations are satisfied.
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
For a complete discussion of accounting for revenue from collaborative and other agreements, see Note 6, Collaboration and Other Agreements.
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
As a result of applying the modified retrospective method to adopt the new guidance, the following adjustments were made to accounts on the consolidated balance sheet as of January 1, 2018 (in thousands):

	Pre-Adoption	ASC 606 Adjustment	Post-Adoption
Deferred revenue, current	$7,202	$540	$7,742
Deferred revenue, net of current portion	13,637	5,939	19,576
Accumulated deficit	(312,340)	(6,479)	(318,819)

The transition adjustment resulted primarily from changes in the pattern of revenue recognition for upfront fees and the accounting for milestones.
The following table shows the impact of adoption to our consolidated statement of income and balance sheet (in thousands):

	Three Months Ended June 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Revenue from collaborative agreements	$18,552	$18,416	$136
Net loss	(43,244)	(43,380)	$(136)
Basic and diluted net loss per common share	$(1.03)	$(1.03)	$—

	Six Months Ended June 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Revenue from collaborative agreements	$23,053	$22,783	$270
Net loss	(92,780)	(93,050)	$(270)
Basic and diluted net loss per common share	$(2.35)	$(2.35)	$—

	As of June 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Deferred revenue, current	$7,999	$7,133	$866
Deferred revenue, net of current portion	15,948	10,606	$5,342
Accumulated deficit	(411,599)	(405,391)	$(6,208)

The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred revenue	$27,318	$500	$(3,871)	$23,947

During the six months ended June 30, 2018, the Company recognized $3.9 million in revenue as a result of changes in the contract liability balance.
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

Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02) that provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. ASU 2016-02 includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies how to apply certain aspects of ASU 2016-02. ASU 2016-02 is effective for the Company’s fiscal year beginning January 1, 2019. Early adoption is permitted, but the Company has not made the election to do so. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidat ed financial statements.
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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at June 30, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$91,936	$91,936	$—	$—
U.S. Treasury securities	1,994	—	1,994	—
Government-sponsored enterprises	3,441	—	3,441	—
Corporate debt securities	60,065	—	60,065	—
Common stock warrants	6,130	—	—	6,130
Total assets measured at fair value(a)	$163,566	$91,936	$65,500	$6,130
(a) Total assets measured at fair value at June 30, 2018 includes approximately $95.2 million reported in cash and cash equivalents and $6.1 million reported in other assets on the balance sheet.

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
The fair value of Level 3 securities is determined using the Black-Scholes option-pricing model. There were no transfers between levels during the periods presented.
3. Marketable Securities
Available-for-sale marketable securities as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$1,994	$—	$—	$1,994
Government-sponsored enterprises	3,441	—	—	3,441
Corporate debt securities	56,781	19	(2)	56,798
Total	$62,216	$19	$(2)	$62,233

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$3,995	$—	$(6)	$3,989
Government-sponsored enterprises	11,998	—	(7)	11,991
Corporate debt securities	77,462	2	(50)	77,414
Total	$93,455	$2	$(63)	$93,394
All available-for-sale marketable securities held as of June 30, 2018 had contractual maturities of less than one year. All of the Company's available-for-sale marketable securities in an unrealized loss position as of June 30, 2018 and December 31, 2017 were in a loss position for less than twelve months.  There were no unrealized losses at June 30, 2018 or December 31, 2017 that the Company determined to be other-than-temporary.

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

In May 2017, the Company entered into a sales agreement with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $75.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. The shares that may be sold under the sales agreement would be issued and sold pursuant to the Company's shelf registration statement on Form S-3 that was filed with the SEC on November 2, 2016. During the year ended December 31, 2017, the Company sold 599,284 shares of common stock under the sales agreement, resulting in net proceeds of $10.8 million related to the ATM Offering. No shares of common stock were sold under the sales agreement during the three and six months ended June 30, 2018.

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

5. Collaboration and Other Agreements
Incyte
In October 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for MGA012 (also known as INCMGA0012), an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of MGA012 in all indications, while the Company retains the right to develop its pipeline assets in combination with MGA012. The Company received a $150.0 million upfront payment from Incyte when the transaction closed in the fourth quarter of 2017.
Under the terms of the Incyte Agreement, Incyte will lead global development of MGA012. Assuming successful development and commercialization by Incyte, the Company could receive up to approximately $420.0 million in development and regulatory milestones, and up to $330.0 million in commercial milestones. If commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with MGA012, with Incyte commercializing MGA012 and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global clinical and commercial supply needs of MGA012, subject to a separate development manufacturing and clinical supply agreement. Finally, Incyte will fund the Company's activities related to the ongoing monotherapy clinical study until the Company transfers the Investigational New Drug application (IND) and certain clinical activities to Incyte.
The Company evaluated the Incyte Agreement under the provisions of ASC 606 and identified the following two performance obligations under the agreement: (i) the license of MGA012 and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company is performing the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte Agreement was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in October 2017. The $4.0 million allocated to the clinical activities is being recognized over the period from the effective date of the agreement until such time as the clinical activities are transferred to Incyte (which had been substantially completed as of June 30, 2018), using an input method according to research and development costs incurred to date compared to estimated total research and development costs. Prior to the adoption of ASC 606 on January 1, 2018, the accounting for this agreement did not materially differ from the accounting under ASC 606. The Company recognized revenue of $0.6 million and $3.1 million related to clinical activities under the Incyte Agreement during the three and six months ended June 30, 2018, respectively.
As of June 30, 2018, the Company and Incyte have an agreement for the Company to supply MGA012 for Incyte’s clinical needs. The Company evaluated the agreement under ASC 606 and identified one performance obligation under the agreement - to perform services related to manufacturing the clinical supply of MGA012. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and will be recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the three months ended June 30, 2018, the Company recognized revenue of $9.9 million for services performed under this agreement.
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
The $10.0 million transaction price will be recognized over the expected research period, which is 30 months, using a cost-based input method to measure performance. Prior to the adoption of ASC 606 on January 1, 2018, the accounting for this agreement did not materially differ from the accounting under ASC 606. The Company recognized revenue under this agreement of $1.0 million and $2.0 million during the three and six months ended June 30, 2018, respectively. At June 30, 2018, $8.0 million of revenue was deferred under this agreement, $4.0 million of which was current.
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

Revenue associated with each performance obligation is being recognized as the research and development services are provided using an input method according to research and development costs incurred to date compared to estimated total research and development costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The full transaction price allocated to flotetuzumab and the third DART molecule was recognized as revenue prior to the adoption of ASC 606 on January 1, 2018 as the option periods had ended. The development period for MGD007 was estimated to be 75 months, ending in December 2018, therefore the transaction price allocated to MGD007 is being recognized through that date. Upon the adoption of ASC 606 on January 1, 2018, the pattern of revenue recognition for the upfront fee and the accounting for the milestones received in 2014 changed, but there was no material impact to revenue recognized during the three and six months ended June 30, 2018. The Company recognized revenue of $0.4 million and $0.9 million during the three and six months ended June 30, 2018, respectively, related to the MGD007 option. At June 30, 2018, $0.9 million of revenue related to the MGD007 option was deferred, all of which was current.
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
The research and development activities component of the arrangement is not analogous to ASC 606, therefore the Company will follow its policy to record expense incurred as research and development expense and reimbursements received from Servier will be recognized as an offset to research and development expense on the consolidated statement of operations and comprehensive loss during the development period. During the three and six months ended June 30, 2018, the Company recorded approximately $1.6 million and $2.8 million, respectively, as an offset to research and development expense under this collaborative arrangement.
The Company recognized revenue of $0.3 million and $0.6 million, respectively, during the three and six months ended June 30, 2018 related to the flotetuzumab option exercise. At June 30, 2018, $13.2 million of revenue related to the flotetuzumab option exercise was deferred, $1.9 million of which was current. The deferred revenue balance related to the flotetuzumab option exercise as of December 31, 2017, prior to the adoption of ASC 606, was $7.4 million. The adoption of ASC 606 increased that balance by approximately $6.4 million. The adoption of ASC 606 did not have a material impact on revenue recognized during the three and six months ended June 30, 2018, however it will increase the revenue to be recognized in the future as the pattern of revenue recognition has changed.
Provention
In May 2018, the Company entered into a License Agreement with Provention Bio, Inc. (Provention), pursuant to which the Company granted Provention exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a CD32B x CD79B DART molecule being developed for the treatment of autoimmune indications. As partial consideration for the Provention License Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. The warrant expires on May 7, 2025. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-3279, the Company will be eligible to receive up to $65.0 million in development and regulatory milestones and up to $225.0 million in commercial milestones. If commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to the Company, and by the Company in the event that Provention challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.

Also in May 2018, the Company entered into an Asset Purchase Agreement with Provention pursuant to which Provention acquired the Company’s interest in teplizumab (renamed PRV-031), a monoclonal antibody being developed for the treatment of type 1 diabetes (Asset Purchase Agreement). As partial consideration for the Asset Purchase Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. The warrant expires on May 7, 2025. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-031, the Company will be eligible to receive up to $170.0 million in regulatory milestones and up to $225.0 million in commercial milestones. If commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. Provention has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to the Company, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements Provention is assuming pursuant to the Asset Purchase Agreement. Further, Provention is required to pay the Company a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by Provention to a third party.
The Company evaluated the Provention License Agreement and Asset Purchase Agreement under the provisions of ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: (i) the license of MGD010 and (ii) the title to teplizumab. The Company determined that the transaction price of the Provention agreements was $6.1 million, based on the Black-Scholes valuation of the warrants to purchase 2,432,688 shares of Provention's common stock. The transaction price was allocated to each performance obligation based on the number of shares of common stock the Company is entitled to purchase under each warrant. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, therefore they have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
The Company recognized revenue of $6.1 million when it satisfied its performance obligations and transferred the MGD010 license and teplizumab assets to Provention during the three months ended June 30, 2018. The warrants are reported in other assets on the balance sheet at June 30, 2018, and there was no material change in the valuation of the warrants from May 2018 through that date.
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
This contract includes a base period of up to $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through September 14, 2022. In 2017, NIAID exercised the first option in the amount of up to $10.8 million. The Company recognized $0.2 million and $0.4 million in revenue under this contract during the three months ended June 30, 2018 and 2017, respectively. The Company recognized $0.4 million and $1.0 million in revenue under this contract during the six months ended June 30, 2018 and 2017, respectively.
6. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the six months ended June 30, 2018, 20,231 shares of common stock were purchased under the 2016 ESPP for net proceeds to the Company of approximately $0.5 million.
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
In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the Company's 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of June 30, 2018 there were options to purchase an aggregate of 840,281 shares of common stock outstanding at a weighted average exercise price of $1.92 per share under the 2003 Plan.
Under the provisions of the 2013 Plan, the number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the six months ended June 30, 2018, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 8,244,131.   As of June 30, 2018, there were options to purchase an aggregate of 4,527,473 shares of common stock outstanding at a weighted average exercise price of $25.66 per share under the 2013 Plan.
The following table shows stock-based compensation expense for stock options, RSUs and ESPP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$1,989	$1,833	$3,689	$3,506
General and administrative	2,174	1,769	3,906	3,557
Total stock-based compensation expense	$4,163	$3,602	$7,595	$7,063
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended June 30,
	2018	2017
Expected dividend yield	0%	0%
Expected volatility	67.8% - 72.2%	66.7% - 67.7%
Risk-free interest rate	2.4% - 3.1%	2.0% - 2.3%
Expected term	6.25 years	6.25 years

The following table summarizes stock option and restricted stock unit (RSU) activity during the six months ended June 30, 2018:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	4,504,642	$19.79	7.0
Granted	1,163,517	27.78
Exercised	(185,773)	5.35
Forfeited or expired	(114,632)	(23.50)
Outstanding, June 30, 2018	5,367,754	21.94	7.2	$18,118
As of June 30, 2018:
Exercisable	3,108,933	18.99	5.9	17,733
Vested and expected to vest	5,141,748	21.75	7.1	18,081
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2018 was $18.29. The total intrinsic value of options exercised during the six months ended June 30, 2018 was approximately $3.7 million, and the total cash received for options exercised was approximately $0.7 million. The total fair value of shares vested in the six months ended June 30, 2018 was approximately $6.3 million. As of June 30, 2018, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was approximately $31.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.
7. Net Loss Per Share
Basic loss per common share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants. 5,367,754 stock options (common stock equivalents) were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2018 because their inclusion would have been anti-dilutive. 4,621,008 stock options were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2017 because their inclusion would have been anti-dilutive.
Basic and diluted loss per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss used for calculation of basic and diluted EPS	$(43,244)	$(40,654)	$(92,780)	$(78,310)

Denominator:
Weighted average shares outstanding, basic	42,153,813	35,784,804	39,559,599	35,373,799
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—
Weighted average shares outstanding, diluted	42,153,813	35,784,804	39,559,599	35,373,799

Net loss per share, basic and diluted	$(1.03)	$(1.14)	$(2.35)	$(2.21)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts.  Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of June 30, 2018, as well as collaboration payments we anticipate receiving, should enable us to fund our operations into mid-2020, assuming our programs and collaborations advance as currently contemplated.
We have incurred significant losses since our inception and we have an accumulated deficit of approximately $411.6 million as of June 30, 2018. We expect to continue to incur losses for the foreseeable future and we expect that over the next several years our deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials for our product candidates.

Strategic Collaborations
We pursue a balanced approach between developing product candidates ourselves and developing other product candidates with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Currently, our most significant strategic collaborations include the following:

•
Incyte. In October 2017, we entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for MGA012 (also known as INCMGA0012), an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1). Incyte has obtained exclusive worldwide rights for the development and commercialization of MGA012 in all indications, while we retain the right to develop our pipeline assets in combination with MGA012. The transaction closed in the fourth quarter of 2017 and we received a $150.0 million upfront payment from Incyte upon the closing.

Under the terms of the collaboration, Incyte will lead global development of MGA012. Assuming successful development and commercialization by Incyte, we could receive up to approximately $420.0 million in development and regulatory milestones, and up to $330.0 million in commercial milestones. If commercialized, we would be eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote with Incyte. We retain the right to develop our pipeline assets in combination with MGA012, with Incyte commercializing MGA012 and MacroGenics commercializing our asset(s), if any such potential combinations are approved. In addition, we retain the right to manufacture a portion of both companies' global clinical and commercial supply needs of MGA012 subject to a separate development manufacturing and clinical supply agreement, through utilization of our existing facility as well as our commercial-scale GMP facility, which is expected to be fully operational in 2018.

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

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2017. Except as described in Note 1 to our accompanying consolidated financial statements with respect to changes in our revenue recognition policy related to our adoption of the requirements of ASC 606, there have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2018.
Results of Operations
Revenue
The following represents a comparison of our revenue for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase/(Decrease)
	2018	2017
	(dollars in millions)
Revenue from collaborative and other agreements	$18.5	$1.1	$17.4	1591%
Revenue from government agreements	0.3	0.6	(0.3)	(50)%
Total revenue	$18.8	$1.7	$17.1	1012%

	Six Months Ended June 30,		Increase/(Decrease)
	2018	2017
	(dollars in millions)
Revenue from collaborative and other agreements	$23.0	$2.3	$20.7	863%
Revenue from government agreements	0.5	1.4	(0.9)	(64)%
Total revenue	$23.5	$3.7	$19.8	521%
Collaboration revenue increased by $17.4 million and $20.7 million for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, primarily due to revenue recognized under the Incyte MGA012 agreements, the Roche agreement and the Provention agreement.

Revenue from government agreements decreased by $0.3 million and $0.9 million for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, primarily due to less costs incurred under the NIAID cost plus fixed fee contract.
Research and Development Expense
The following represents a comparison of our research and development expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase/(Decrease)
	2018	2017
	(dollars in millions)
Margetuximab	$21.9	$10.4	$11.5	111%
Enoblituzumab	4.0	5.1	(1.1)	(22)%
Flotetuzumab	6.1	0.9	5.2	578%
MGA012	3.5	3.1	0.4	13%
MGD013	2.0	1.6	0.4	25%
Orlotamab (formerly MGD009)	2.6	0.8	1.8	225%
MGC018	2.2	2.4	(0.2)	(8)%
MGD007	2.0	1.7	0.3	18%
Preclinical immune checkpoint programs	2.8	3.5	(0.7)	(20)%
Other preclinical and clinical programs, collectively	4.9	5.0	(0.1)	(2)%
Total research and development expense	$52.0	$34.5	$17.5	51%
Our research and development expense for the three months ended June 30, 2018 increased by $17.5 million compared to the three months ended June 30, 2017 primarily due to the continued enrollment in our two margetuximab studies and our flotetuzumab clinical trial, and increased headcount to support manufacturing and development activities.

	Six Months Ended June 30,		Increase/(Decrease)
	2018	2017
	(dollars in millions)
Margetuximab	$40.4	$21.1	$19.3	91%
Enoblituzumab	8.8	9.0	(0.2)	(2)%
Flotetuzumab	8.2	1.9	6.3	332%
MGA012	11.0	5.5	5.5	100%
MGD013	3.2	3.5	(0.3)	(9)%
Orlotamab (formerly MGD009)	4.8	1.9	2.9	153%
MGC018	3.8	5.6	(1.8)	(32)%
MGD007	3.9	2.9	1.0	34%
Preclinical immune checkpoint programs	5.1	6.5	(1.4)	(22)%
Other preclinical and clinical programs, collectively	8.5	9.4	(0.9)	(10)%
Total research and development expense	$97.7	$67.3	$30.4	45%
Our research and development expense for the six months ended June 30, 2018 increased by $30.4 million compared to the six months ended June 30, 2017, primarily due to the continued enrollment in our two margetuximab studies and our flotetuzumab clinical trial, and increased headcount to support manufacturing and development activities. We also incurred costs related to the initiation of two combination studies of MGA012 during the six months ended June 30, 2018, partially offset by reduced costs related to the MGA012 monotherapy study which was transferred to Incyte during the period.

 General and Administrative Expense
The following represents a comparison of our general and administrative expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase
	2018	2017
		(dollars in millions)
General and administrative expense	$11.1	$8.4	$2.7	32%

	Six Months Ended June 30,		Increase
	2018	2017
		(dollars in millions)
General and administrative expense	$20.4	$15.8	$4.6	29%
General and administrative expense increased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 primarily due to consulting and other costs incurred related to the implementation of our new enterprise resource planning (ERP) system and increased patent expenses.
Other Income
Other income increased by $0.6 million and $0.7 million for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, due to an increase in interest income earned on investments.

Liquidity and Capital Resources
We have historically financed our operations primarily through public and private offerings of equity, upfront fees, milestone payments and license option fees from collaborators and reimbursement through government grants and contracts.    As of June 30, 2018, we had $300.9 million in cash, cash equivalents and marketable securities. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to receive additional reimbursement from our collaborators, including under various government grants or contracts, for certain research and development services rendered, additional milestone payments and opt-in payments. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.
Funding Requirements
We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of June 30, 2018, as well as collaboration payments we anticipate receiving, should enable us to fund our operations into mid-2020, assuming our programs and collaborations advance as currently contemplated.

Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(89.0)	$(66.1)
Investing activities	11.6	64.8
Financing activities	104.4	33.8
Net increase in cash and cash equivalents	$27.0	$32.5
Operating Activities
Net cash used in operating activities reflects, among other things, the amounts used to run our clinical trials and preclinical activities. The increase in net cash used in operating activities during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to increased clinical trial activities, purchases of materials for our new manufacturing suite and increased headcount to support manufacturing and development activities. These increases in expenses were partially offset by the receipt of the $10.0 million upfront payment from Roche during the six months ended June 30, 2018.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2018 is primarily due to maturities of marketable securities partially offset by purchases of marketable securities and making significant leasehold improvements to our facilities, including the build-out of our manufacturing suite at our headquarters location.  Net cash provided by investing activities during the six months ended June 30, 2017 is primarily due to maturities of marketable securities partially offset by purchases of marketable securities.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2018 is primarily due to the cash proceeds from our underwritten public offering which closed in April 2018. Net cash provided by financing activities for the six months ended June 30, 2017 is primarily due to the cash proceeds from our registered direct offering and at the market offering. For all periods presented, financing activities also include proceeds from stock option exercises and our employee stock purchase plan.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of June 30, 2018, we had cash, cash equivalents and marketable securities of $300.9 million. Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
We are engaged in a phased implementation of a new ERP system, which will replace or enhance certain internal financial, operating and other systems that are critical to our business operations. Effective January 1, 2018 we completed the implementation of certain functional areas of the ERP implementation project that affect the processes that constitute our internal control over financial reporting and this initial deployment will require testing for effectiveness throughout 2018. The second phase of the implementation was completed in July 2018. Management has taken steps to ensure that appropriate controls are designed and implemented as each functional area of the new ERP system is enacted.
With the exception of the ERP implementation described above, there were no changes in the Company's internal control over financial reporting that occurred during the first half of 2018 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A.	Risk Factors
Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended December 31, 2017

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
(Principal Financial Officer)
Dated: August 7, 2018

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