Form 10-Q
period 2018-09-30
MACROGENICS INC
filed 2018-11-07
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2018, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 42,259,080 shares.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$201,807	$211,727
Marketable securities	58,336	93,394
Accounts receivable	20,970	13,643
Prepaid expenses	4,315	3,151
Other current assets	214	383
Total current assets	285,642	322,298
Property, equipment and software, net	58,649	49,983
Other assets	11,065	1,602
Total assets	$355,356	$373,883

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$986	$2,451
Accrued expenses	38,477	38,581
Deferred revenue	7,377	7,202
Deferred rent	1,010	1,048
Lease exit liability	—	298
Other liabilities	175	175
Total current liabilities	48,025	49,755
Deferred revenue, net of current portion	14,134	13,637
Deferred rent, net of current portion	10,553	11,253
Total liabilities	72,712	74,645
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 42,248,075 and 36,859,077 shares outstanding at September 30, 2018 and December 31, 2017, respectively	422	369
Additional paid-in capital	727,849	611,270
Accumulated deficit	(445,627)	(312,340)
Accumulated other comprehensive loss	—	(61)
Total stockholders' equity	282,644	299,238
Total liabilities and stockholders' equity	$355,356	$373,883

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Revenue from collaborative and other agreements	$20,617	$1,076	$43,670	$3,435
Revenue from government agreements	181	587	657	1,948
Total revenues	20,798	1,663	44,327	5,383
Costs and expenses:
Research and development	46,218	40,984	143,902	108,246
General and administrative	9,584	8,403	29,953	24,249
Total costs and expenses	55,802	49,387	173,855	132,495
Loss from operations	(35,004)	(47,724)	(129,528)	(127,112)
Other income	975	681	2,719	1,759
Net loss	(34,029)	(47,043)	(126,809)	(125,353)
Other comprehensive loss:
Unrealized gain (loss) on investments	(18)	56	61	55
Comprehensive loss	$(34,047)	$(46,987)	$(126,748)	$(125,298)

Basic and diluted net loss per common share	$(0.81)	$(1.28)	$(3.13)	$(3.50)
Basic and diluted weighted average common shares outstanding	42,239,327	36,779,305	40,462,658	35,847,449

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(126,809)	$(125,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,268	5,886
Stock-based compensation	12,168	11,064
Changes in operating assets and liabilities:
Accounts receivable	(7,328)	570
Prepaid expenses	(1,164)	222
Other assets	(9,293)	168
Accounts payable and other liabilities	(1,465)	(2,138)
Accrued expenses	9,460	9,501
Lease exit liability	(298)	(1,176)
Deferred revenue	(5,807)	(2,666)
Deferred rent	(738)	6,482
Net cash used in operating activities	(126,006)	(97,440)
Cash flows from investing activities
Purchases of marketable securities	(120,039)	(89,124)
Proceeds from sale and maturities of marketable securities	155,848	177,006
Purchases of property and equipment	(24,239)	(18,645)
Net cash provided by investing activities	11,570	69,237
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	103,259	34,294
Proceeds from stock option exercises and ESPP purchases	1,257	695
Net cash provided by financing activities	104,516	34,989
Net change in cash and cash equivalents	(9,920)	6,786
Cash and cash equivalents at beginning of period	211,727	84,098
Cash and cash equivalents at end of period	$201,807	$90,884
Non-cash operating and investing activities:
Fair value of warrants received, including change in value	$6,130	$—

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
Summary of Significant Accounting Policies
With the exception of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers and all related amendments (collectively ASC 606) during the nine months ended September 30, 2018, discussed below, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is generally allocated to each separate performance obligation on a relative standalone selling price basis. The Company must develop assumptions that require judgment to determine the standalone selling price in order to account for these agreements. To determine the standalone selling price, the Company’s assumptions may include (i) the probability of obtaining marketing approval for the product candidate, (ii) estimates regarding the timing and the expected costs to develop and commercialize the product candidate, and (iii) estimates of future cash flows from potential product sales with respect to the product candidate. Standalone selling prices used to perform the initial allocation are not updated after contract inception. The Company does not include a financing component to its estimated transaction price at contract inception unless it estimates that certain performance obligations will not be satisfied within one year.
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
For a complete discussion of accounting for revenue from collaborative and other agreements, see Note 5, Collaboration and Other Agreements.
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
As a result of applying the modified retrospective method to adopt the new guidance, the following adjustments were made to accounts on the consolidated balance sheet as of January 1, 2018 (in thousands):

	Pre-Adoption	ASC 606 Adjustment	Post-Adoption
Deferred revenue, current	$7,202	$540	$7,742
Deferred revenue, net of current portion	13,637	5,939	19,576
Accumulated deficit	(312,340)	(6,479)	(318,819)

The transition adjustment resulted primarily from changes in the pattern of revenue recognition for upfront fees and the accounting for milestones.
The following table shows the impact of adoption to our consolidated statement of income and balance sheet (in thousands):

	Three Months Ended September 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Revenue from collaborative agreements	$20,617	$20,482	$135
Net loss	(34,029)	(34,164)	(135)
Basic and diluted net loss per common share	$(0.81)	$(0.81)	$—

	Nine Months Ended September 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Revenue from collaborative agreements	$43,670	$43,265	$405
Net loss	(126,809)	(127,214)	(405)
Basic and diluted net loss per common share	$(3.13)	$(3.14)	$0.01

	As of September 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Deferred revenue, current	$7,377	$6,348	$1,029
Deferred revenue, net of current portion	14,134	9,090	5,044
Accumulated deficit	$(445,627)	$(439,554)	$(6,073)

The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred revenue (current and non-current)	$27,318	$500	$(6,307)	$21,511

During the nine months ended September 30, 2018, the Company recognized $6.3 million in revenue as a result of changes in the contract liability balance.
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

Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02) that provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. ASU 2016-02 includes a short-term lease exception for leases with an original term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies how to apply certain aspects of ASU 2016-02. ASU 2016-02, ASU 2018-10 and ASU 2018-11 (now commonly referred to as ASC Topic 842 (ASC 842)) is effective for the Company’s fiscal year beginning January 1, 2019. Although early adoption is permitted, the Company has not elected to do so. The Company plans to elect the transition option provided under ASU 2018-11, which will not require adjustments to comparative periods nor require modified disclosures in those comparative periods. Upon adoption, the Company expects to elect the transition package of practical expedients permitted within the new standard, which among other things, allows the carryforward of the historical lease classification. Based on its anticipated election of practical expedients, the Company anticipates the recognition of right of use assets and related lease liabilities on its consolidated balance sheets related to its leases. The Company has engaged a professional services firm to assist in the implementation of ASC 842, and is completing its analysis of the impact of adopting ASC 842 on its consolidated statements of income and comprehensive income and consolidated balance sheets.
2. Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and common stock warrants. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of their short-term nature.  The Company accounts for recurring and non-recurring fair value measurements in accordance with FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at September 30, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$99,808	$99,808	$—	$—
U.S. Treasury securities	3,996	—	3,996	—
Government-sponsored enterprises	5,477	—	5,477	—
Corporate debt securities	48,863	—	48,863	—
Common stock warrants	6,130	—	—	6,130
Total assets measured at fair value(a)	$164,274	$99,808	$58,336	$6,130

	Fair Value Measurements at December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$61,512	$61,512	$—	$—
U.S. Treasury securities	3,990	—	3,990	—
Government-sponsored enterprises	11,990	—	11,990	—
Corporate debt securities	78,418	—	78,418	—
Total assets measured at fair value(b)	$155,910	$61,512	$94,398	$—
(a) Total assets measured at fair value at September 30, 2018 includes approximately $99.8 million reported in cash and cash equivalents and $6.1 million reported in other assets on the balance sheet.
(b) Total assets measured at fair value at December 31, 2017 includes approximately $62.5 million reported in cash and cash equivalents on the balance sheet.
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
3. Marketable Securities
Available-for-sale marketable securities as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$3,996	$—	$—	$3,996
Government-sponsored enterprises	5,477	—	—	5,477
Corporate debt securities	48,863	2	(2)	48,863
Total	$58,336	$2	$(2)	$58,336

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$3,995	$—	$(6)	$3,989
Government-sponsored enterprises	11,998	—	(7)	11,991
Corporate debt securities	77,462	2	(50)	77,414
Total	$93,455	$2	$(63)	$93,394
All available-for-sale marketable securities held as of September 30, 2018 had contractual maturities of less than one year. All of the Company's available-for-sale marketable securities in an unrealized loss position as of September 30, 2018 and December 31, 2017 were in a loss position for less than twelve months.  There were no unrealized losses at September 30, 2018 or December 31, 2017 that the Company determined to be other-than-temporary.

4. Stockholders' Equity

In April 2017, the Company entered into a definitive agreement with an institutional healthcare investor to purchase 1,100,000 shares of the Company's common stock at a purchase price of $21.50 per share in a registered direct offering.

Proceeds to the Company, before deducting estimated offering expenses, were $23.7 million. The shares were offered pursuant to the Company’s effective shelf registration on Form S-3 that was filed with the SEC on November 2, 2016.

In May 2017, the Company entered into a sales agreement with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $75.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. The shares that may be sold under the sales agreement would be issued and sold pursuant to the Company's shelf registration statement on Form S-3 that was filed with the SEC on November 2, 2016. During the year ended December 31, 2017, the Company sold 599,284 shares of common stock under the sales agreement, resulting in net proceeds of $10.8 million related to the ATM Offering. No shares of common stock were sold under the sales agreement during the nine months ended September 30, 2018.

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
Under the terms of the Incyte Agreement, Incyte will lead global development of MGA012. Assuming successful development and commercialization by Incyte, the Company could receive up to approximately $420.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. As of September 30, 2018, the Company has recognized $10.0 million in development milestones under this agreement. If commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with MGA012, with Incyte commercializing MGA012 and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of MGA012, subject to a separate commercial supply agreement. Finally, Incyte funded the Company's activities related to the ongoing monotherapy clinical study and will continue to fund certain related clinical activities.
The Company evaluated the Incyte Agreement under the provisions of ASC 606 and identified the following two performance obligations under the agreement: (i) the license of MGA012 and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company is performing the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. During the three months ended September 30, 2018, it became probable that a significant reversal of cumulative revenue would not occur for two development milestones totaling $10.0 million related to MGA012 meeting certain clinical proof-of-concept criteria. During the three months ended

September 30, 2018, the associated consideration was added to the estimated transaction price and was recognized as revenue and recorded as accounts receivable on the Company’s consolidated balance sheet. Subsequent to September 30, 2018, a third proof-of-concept milestone was achieved and an additional $5.0 million will be recognized in the fourth quarter of 2018.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in December 2017. The $4.0 million allocated to the clinical activities is being recognized over the period from the effective date of the agreement until such time as the clinical activities are transferred to Incyte using an input method according to research and development costs incurred to date compared to estimated total research and development costs. These clinical activities were substantially completed as of June 30, 2018, although certain minimal work is ongoing. Prior to the adoption of ASC 606 on January 1, 2018, the accounting for this agreement did not materially differ from the accounting under ASC 606. The Company recognized revenue of $10.5 million and $13.6 million  under the Incyte Agreement during the three and nine months ended September 30, 2018, respectively, including $10.0 million in development milestones and the remainder related to clinical activities.
The Company also has an agreement with Incyte under which the Company is to perform manufacturing services for Incyte’s clinical needs of MGA012. The Company evaluated the agreement under ASC 606 and identified one performance obligation under the agreement - to perform services related to manufacturing the clinical supply of MGA012. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the three and nine months ended September 30, 2018, the Company recognized revenue of $6.1 million and $16.0 million, respectively, for services performed under this agreement.
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
Under the terms of the Roche Agreement, Roche received rights to use certain of the Company’s intellectual property rights to exploit collaboration compounds and products, and paid the Company an upfront payment of $10.0 million which was received in January 2018. The Company will also be eligible to receive up to $370.0 million in potential milestone payments and royalties on future sales. As of September 30, 2018, the Company has not recognized any milestone revenue under this agreement.
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
The $10.0 million transaction price is being recognized over the expected research period, which is 30 months, using a cost-based input method to measure performance. Prior to the adoption of ASC 606 on January 1, 2018, the accounting for this agreement did not materially differ from the accounting under ASC 606. The Company recognized revenue under this agreement of $1.0 million and $3.0 million during the three and nine months ended September 30, 2018, respectively. At September 30, 2018, $7.0 million of revenue was deferred under this agreement, $4.0 million of which was current.
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
Upon execution of the agreement, Servier made a nonrefundable payment of $20.0 million to the Company. In addition, if Servier exercises the remaining available options and successfully develops, obtains regulatory approval for, and commercializes a product under each license, the Company will be eligible to receive up to $25.0 million in license grant fees, $53.0 million in clinical milestone payments, $188.0 million in regulatory milestone payments (excluding the $10.0 million for the flotetuzumab and MGD007 INDs noted below) and $420.0 million in sales milestone payments. In addition to these milestones, the Company and Servier will share Phase 2 and Phase 3 development costs. Under this agreement, Servier would be obligated to pay the Company from low double-digit to mid-teen royalties on net product sales in its territories.

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

Revenue associated with each performance obligation is being recognized as the research and development services are provided using an input method according to research and development costs incurred to date compared to estimated total research and development costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The full transaction price allocated to flotetuzumab and the third DART molecule was recognized as revenue prior to the adoption of ASC 606 on January 1, 2018 as the option periods had ended. The development period for MGD007 was estimated to be 75 months, ending in December 2018, therefore the transaction price allocated to MGD007 is being recognized through that date. Upon the adoption of ASC 606 on January 1, 2018, the pattern of revenue recognition for the upfront fee and the accounting for the milestones received in 2014 changed, but there was no material impact to revenue recognized during the three and nine months ended September 30, 2018. The Company recognized revenue of $0.5 million and $1.4 million during the three and nine months ended September 30, 2018, respectively, related to the MGD007 option. At September 30, 2018, $0.5 million of revenue related to the MGD007 option was deferred, all of which was current.
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
The research and development activities component of the arrangement is not analogous to ASC 606, therefore the Company will follow its policy to record expense incurred as research and development expense and reimbursements received from Servier will be recognized as an offset to research and development expense on the consolidated statement of operations and comprehensive loss during the development period. During the three and nine months ended September 30, 2018, the Company recorded approximately $2.1 million and $4.9 million, respectively, as an offset to research and development expense under this collaborative arrangement.
The Company recognized revenue of $0.3 million and $0.9 million, respectively, during the three and nine months ended September 30, 2018 related to the flotetuzumab option exercise. At September 30, 2018, $12.9 million of revenue related to the flotetuzumab option exercise was deferred, $2.2 million of which was current. The deferred revenue balance related to the flotetuzumab option exercise as of December 31, 2017, prior to the adoption of ASC 606, was $7.4 million. The adoption of ASC 606 increased that balance by approximately $6.4 million. The adoption of ASC 606 did not have a material impact on revenue recognized during the three and nine months ended September 30, 2018, however it will increase the revenue to be recognized in the future as the pattern of revenue recognition has changed.
Provention
In May 2018, the Company entered into a License Agreement with Provention Bio, Inc. (Provention), pursuant to which the Company granted Provention exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a CD32B x CD79B DART molecule being developed for the treatment of autoimmune indications. As partial consideration for the Provention License Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. The warrant expires on May 7, 2025. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-3279, the Company will be eligible to receive up to $65.0 million in development and regulatory milestones and up to $225.0 million in commercial milestones.  As of September 30, 2018, the Company has not recognized any milestone revenue under this agreement.  If commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to the Company, and by the Company in the event that Provention challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.
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

The Company recognized revenue of $6.1 million when it satisfied its performance obligations and transferred the MGD010 license and teplizumab assets to Provention during May 2018. The warrants are reported in other assets on the balance sheet at September 30, 2018, and there was no material change in the valuation of the warrants from May 2018 through that date.
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
This contract includes a base period of up to $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through September 14, 2022. In 2017, NIAID exercised the first option in the amount of up to $10.8 million. The Company recognized $0.2 million and $0.4 million in revenue under this contract during the three months ended September 30, 2018 and 2017, respectively. The Company recognized $0.6 million and $1.5 million in revenue under this contract during the nine months ended September 30, 2018 and 2017, respectively.

6. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the nine months ended September 30, 2018, 20,231 shares of common stock were purchased under the 2016 ESPP for net proceeds to the Company of approximately $0.5 million.
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
In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the Company's 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of September 30, 2018 there were options to purchase an aggregate of 826,333 shares of common stock outstanding at a weighted average exercise price of $1.93 per share under the 2003 Plan.
Under the provisions of the 2013 Plan, the number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the nine months ended September 30, 2018, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 8,244,131.   As of September 30, 2018, there were options to purchase an aggregate of 4,521,942 shares of common stock outstanding at a weighted average exercise price of $25.61 per share under the 2013 Plan.

The following table shows stock-based compensation expense for stock options, RSUs and ESPP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$2,440	$2,006	$6,347	$5,512
General and administrative	2,133	1,995	5,821	5,552
Total stock-based compensation expense	$4,573	$4,001	$12,168	$11,064
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

Nine Months Ended September 30,
	2018	2017
Expected dividend yield	—%	—%
Expected volatility	67.8% - 72.2%	66.7% - 68.3%
Risk-free interest rate	2.4% - 3.1%	1.9% - 2.3%
Expected term	6.25 years	6.25 years
The following table summarizes stock option and restricted stock unit (RSU) activity during the nine months ended September 30, 2018:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	4,504,642	$19.79	7.0
Granted	1,230,244	27.43
Exercised	(205,902)	5.47
Forfeited or expired	(180,709)	24.25
Outstanding, September 30, 2018	5,348,275	21.95	7.0	$19,762
As of September 30, 2018:
Exercisable	3,365,982	19.70	6.0	18,892
Vested and expected to vest	5,138,801	21.79	7.0	19,671
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2018 was $18.07. The total intrinsic value of options exercised during the nine months ended September 30, 2018 was approximately $4.0 million, and the total cash received for options exercised was approximately $0.9 million. The total fair value of shares vested in the nine months ended September 30, 2018 was approximately $11.9 million. As of September 30, 2018, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was approximately $28.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.65 years.

7. Net Loss Per Share
Basic loss per common share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants. 5,348,275 stock options (common stock equivalents) were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2018 because their inclusion would have been anti-dilutive. 4,533,794 stock options were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2017 because their inclusion would have been anti-dilutive.

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
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts.  Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of September 30, 2018, as well as collaboration payments we anticipate receiving, should enable us to fund our operations into mid-2020, assuming our programs and collaborations advance as currently contemplated.
We have incurred significant losses since our inception and we have an accumulated deficit of approximately $445.6 million as of September 30, 2018. We expect to continue to incur losses for the foreseeable future and we expect that over the next several years our deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials for our product candidates.

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
Under the terms of the collaboration, Incyte will lead global development of MGA012. Assuming successful development and commercialization by Incyte, we could receive up to approximately $420.0 million in development and regulatory milestones (including $10.0 million in development milestones recognized during the three months ended September 30, 2018), and up to $330.0 million in commercial milestones. If commercialized, we would be eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote with Incyte. We retain the right to develop our pipeline assets in combination with MGA012, with Incyte commercializing MGA012 and MacroGenics commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform manufacturing services for Incyte’s clinical needs of MGA012. In addition, we retain the right to manufacture a portion of both companies' global commercial supply needs of MGA012 subject to a separate commercial supply agreement.
• Servier. In September 2012, we entered into an agreement with Les Laboratoires Servier and Institut de Recherches Servier (Servier) to develop and commercialize three DART® molecules in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. We received a $20.0 million upfront option fee. In addition, we will be eligible to receive up to approximately $700.0 million in additional license fees and clinical, development, regulatory and sales milestone payments if Servier exercises its remaining options and successfully develops, obtains regulatory approval for, and commercializes a product under each license. Additionally, assuming exercise of its options, Servier may share Phase 2 and Phase 3 development costs and would be obligated to pay us low double-digit to mid-teen royalties on product sales in its territories.
In February 2014, Servier exercised its option to develop and commercialize flotetuzumab, for which we received a $15.0 million license option fee.  We also received two $5.0 million milestone payments from Servier in 2014 in connection with the IND applications for flotetuzumab and MGD007 clearing the 30-day review period by the U.S. Food and Drug Administration (FDA). As of September 30, 2018, Servier still retains an option to obtain a license for MGD007, but Servier has notified us that they have terminated their rights to license the third DART molecule.
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

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2017. Except as described in Note 1 to our accompanying consolidated financial statements with respect to changes in our revenue recognition policy related to our adoption of the requirements of ASC 606, there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2018.

Results of Operations
Revenue
The following represents a comparison of our revenue for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase/(Decrease)
	2018	2017

	(dollars in millions)
Revenue from collaborative and other agreements	$20.6	$1.1	$19.5	1816%
Revenue from government agreements	0.2	0.6	(0.4)	(69)%
Total revenue	$20.8	$1.7	$19.1	1151%

	Nine Months Ended September 30,		Increase/(Decrease)
	2018	2017

	(dollars in millions)
Revenue from collaborative and other agreements	$43.7	$3.4	$40.3	1174%
Revenue from government agreements	0.6	2.0	(1.4)	(70)%
Total revenue	$44.3	$5.4	$38.9	723%
Collaboration revenue increased by $19.5 million and $40.3 million for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively, primarily due to revenue recognized under the Incyte MGA012 collaboration, the Roche agreement and the Provention agreement, all of which were initiated after September 30, 2017.
Revenue from government agreements decreased by $0.4 million and $1.4 million for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively, primarily due to less costs incurred under the NIAID cost plus fixed fee contract.
Research and Development Expense
The following represents a comparison of our research and development expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase/(Decrease)
	2018	2017

	(dollars in millions)
Margetuximab	$10.7	$13.9	$(3.2)	(23)%
Enoblituzumab	3.1	6.9	(3.8)	(55)%
Flotetuzumab	5.2	2.2	3.0	136%
MGA012	8.1	3.7	4.4	119%
MGD013	3.9	1.0	2.9	290%
Orlotamab (formerly MGD009)	2.2	1.2	1.0	83%
MGC018	2.0	2.3	(0.3)	(13)%
MGD007	2.2	1.9	0.3	16%
Preclinical immune checkpoint programs	2.1	3.7	(1.6)	(43)%
Other preclinical and clinical programs, collectively	6.7	4.2	2.5	60%
Total research and development expense	$46.2	$41.0	$5.2	13%

Our research and development expense for the three months ended September 30, 2018 increased by $5.2 million compared to the three months ended September 30, 2017 primarily due to:
- increased expenses related to the initiation of two combination studies of MGA012 during the three months ended September 30, 2018, partially offset by decreased costs related to the MGA012 monotherapy study which was transferred to Incyte during the period;
- increased development/manufacturing costs related to MGA012 (which are partially offset by revenue recognized under the Incyte clinical supply agreement);
- increased expenses related to the continued enrollment in our two margetuximab studies and our flotetuzumab clinical trial;
- incurred costs related to the Phase 1 study of MGD013 which was initiated in the third quarter of 2017;
- decreased expenses related to the timing of manufacturing costs of margetuximab;
- decreased expenses from two enoblituzumab clinical trials;
- and increased headcount to support manufacturing and development activities.

	Nine Months Ended September 30,		Increase/(Decrease)
	2018	2017

	(dollars in millions)
Margetuximab	$51.1	$35.0	$16.1	46%
Enoblituzumab	12.0	15.9	(3.9)	(25)%
Flotetuzumab	13.3	4.1	9.2	224%
MGA012	19.1	9.2	9.9	108%
MGD013	7.0	4.5	2.5	56%
Orlotamab (formerly MGD009)	7.0	3.1	3.9	126%
MGC018	5.8	7.9	(2.1)	(27)%
MGD007	6.2	4.9	1.3	27%
Preclinical immune checkpoint programs	5.4	10.2	(4.8)	(47)%
Other preclinical and clinical programs, collectively	17.0	13.4	3.6	27%
Total research and development expense	$143.9	$108.2	$35.7	33%
Our research and development expense for the nine months ended September 30, 2018 increased by $35.7 million compared to the nine months ended September 30, 2017, primarily due to:
- the continued enrollment in our two margetuximab studies and our flotetuzumab clinical trial;
- increased development/manufacturing costs related to MGA012 (which are partially offset by revenue recognized under the Incyte clinical supply agreement);
- increased expenses related to the initiation of two combination studies of MGA012 during the nine months ended September 30, 2018, partially offset by decreased costs related to the MGA012 monotherapy study which was transferred to Incyte during the period;
- incurred costs related to the Phase 1 study of MGD013 which was initiated in the third quarter of 2017;
- decreased expenses from two enoblituzumab clinical trials;
- and increased headcount to support manufacturing and development activities.

 General and Administrative Expense
The following represents a comparison of our general and administrative expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase
	2018	2017
		(dollars in millions)
General and administrative expense	$9.6	$8.4	$1.2	14%

	Nine Months Ended September 30,		Increase
	2018	2017
		(dollars in millions)
General and administrative expense	$30.0	$24.2	$5.7	24%
General and administrative expense increased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 primarily due to increased patent-related expenses and consulting and other costs incurred related to the implementation of our new enterprise resource planning (ERP) system.
Other Income
Other income increased by $0.3 million and $0.9 million for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively, due to an increase in interest income earned on investments.

Liquidity and Capital Resources
We have historically financed our operations primarily through public and private offerings of equity, upfront fees, milestone payments and license option fees from collaborators and reimbursement through government grants and contracts.    As of September 30, 2018, we had $260.1 million in cash, cash equivalents and marketable securities. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to receive additional reimbursement from our collaborators, including under various government grants or contracts, for certain research and development services rendered, additional milestone payments and opt-in payments. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.
Funding Requirements
We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of September 30, 2018, as well as collaboration payments we anticipate receiving, should enable us to fund our operations into mid-2020, assuming our programs and collaborations advance as currently contemplated.

Cash Flows
The following table represents a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(126.0)	$(97.4)
Investing activities	11.6	69.2
Financing activities	104.5	35.0
Net change in cash and cash equivalents	$(9.9)	$6.8
Operating Activities
Net cash used in operating activities reflects, among other things, the amounts used to run our clinical trials and preclinical activities. The increase in net cash used in operating activities during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to increased clinical trial activities, purchases of materials for our new manufacturing suite and increased headcount to support manufacturing and development activities. These increases in expenses were partially offset by the receipt of the $10.0 million upfront payment from Roche during the nine months ended September 30, 2018.
Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2018 is primarily due to maturities of marketable securities partially offset by purchases of marketable securities and making significant leasehold improvements to our facilities, including the build-out of our manufacturing suite at our headquarters location.  Net cash provided by investing activities during the nine months ended September 30, 2017 is primarily due to maturities of marketable securities partially offset by purchases of marketable securities.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2018 is primarily due to the cash proceeds from our underwritten public offering which closed in April 2018. Net cash provided by financing activities for the nine months ended September 30, 2017 is primarily due to the cash proceeds from our registered direct offering and at the market offering. For all periods presented, financing activities also include proceeds from stock option exercises and our employee stock purchase plan.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of September 30, 2018, we had cash, cash equivalents and marketable securities of $260.1 million. Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
With the exception of the ERP implementation described above, there were no changes in the Company's internal control over financial reporting that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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
(Principal Financial Officer)
Dated: November 7, 2018

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