Form 10-K
period 2018-12-31
MACROGENICS INC
filed 2019-02-26
CIK 1125345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes   ☐ No   ☑

The aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was approximately$842.5 million based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant's common stock outstanding on February 22, 2019 was 48,780,321.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MacroGenics, Inc.'s definitive proxy statement for the 2019 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under "Risk Factors"), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:
•our plans to develop and commercialize our product candidates;
•the outcomes of our ongoing and planned clinical trials and the timing of those outcomes, including when clinical trials will be initiated or completed, and when data will be reported or regulatory filings made;
•the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our ability to enter into new collaborations or to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
•the potential benefits and future operation of our existing collaborations;
•our ability to recover the investment in our manufacturing capabilities;
•the rate and degree of market acceptance and clinical utility of our products;
•our commercialization, marketing and manufacturing capabilities and strategy;
•significant competition in our industry;
•costs of litigation and the failure to successfully defend lawsuits and other claims against us;
•economic, political and other risks associated with our international operations;
•our ability to receive research funding and achieve anticipated milestones under our collaborations;
•our ability to protect and enforce patents and other intellectual property;
•costs of compliance and our failure to comply with new and existing governmental regulations including, but not limited to, tax regulations;
•loss or retirement of key members of management;
•failure to successfully execute our growth strategy, including any delays in our planned future growth; and
•our failure to maintain effective internal controls.
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

PART I
ITEM 1. BUSINESS
Except as otherwise indicated herein or as the context otherwise requires, references in this annual report on Form 10-K to "MacroGenics," the "company," "we," "us" and "our" refer to MacroGenics, Inc. and its consolidated subsidiaries. MacroGenics, the MacroGenics logo, DART®, TRIDENTTM and the phrase "Breakthrough Biologics, Life-Changing Medicines" are our trademarks or registered trademarks. The other trademarks, trade names and service marks appearing in this report are the property of their respective owners.
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. We currently have a pipeline of product candidates in human clinical testing, including nine immuno-oncology programs, that have been created primarily using our proprietary antibody-based technology platforms.
We are developing product candidates that target various tumor-associated antigens, including HER2. We currently have a franchise of three product candidates in clinical trials that target B7-H3, a molecule in the B7 family of immune regulator proteins. B7-H3 is widely expressed by a number of different tumor types and may play a key role in regulating the immune response to various types of cancer. There are no currently approved therapeutic agents directed against B7-H3. We are also developing a franchise of three molecules that target programmed cell death protein 1 (PD-1). This protein is important in the regulation of the immune system’s response to cancer, and monoclonal antibodies that inhibit PD-1 have been approved by the U.S. Food and Drug Administration (FDA) for the treatment of numerous cancers. Within our PD-1 franchise, in addition to an anti-PD-1 monoclonal antibody that we’ve out-licensed to a partner, we are also developing two bispecific DART product candidates that engage PD-1 and LAG-3, as well as PD-1 and CTLA-4.

We have created our product candidates based on the following antibody-based technologies:
•Fc Optimization platform, which introduces certain mutations into the Fc domain of a monoclonal antibody in order to modulate antibody interaction with immune effector cells to enhance the killing of cancer cells;
•Multi-specific platforms, which enable us to design antibodies that have the ability to bind to two (in the case of our bispecific DART product candidates) or more distinct targets; and
•Antibody drug conjugate (ADC) platforms, which we have licensed from collaboration partners, and which link monoclonal antibodies that specifically target cytotoxins to cancer cells that are designed to trigger cell death in the cancer cell.
Our Pipeline of Immuno-Oncology Product Candidates

The table below depicts the current status of product candidates that are in clinical development and for which we retain all or some commercial rights:
(a) MGC018 is an ADC based on a duocarmycin payload with cleavable peptide linker that was licensed from Synthon Biopharmaceuticals.
(b) MacroGenics retains rights to develop its pipeline assets in combination with MGA012 and to manufacture a portion of global clinical and commercial supply needs of MGA012. Incyte designates this molecule as “INCMGA0012”.

Margetuximab

Margetuximab is an investigational monoclonal antibody that targets HER2-expressing tumors, including certain types of breast and gastroesophageal cancers. HER2 is critical for the growth of many types of tumors. Using our Fc Optimization platform, we have engineered the constant region (Fc region) of margetuximab to increase its ability to kill tumor cells through an Fc-dependent mechanism, including antibody dependent cell-mediated cytotoxicity (ADCC).
HER2-positive Metastatic Breast Cancer. In February 2019, we announced positive results from SOPHIA, our Phase 3 clinical trial of margetuximab in HER2-positive metastatic breast cancer patients. The SOPHIA clinical trial met the trial’s first primary endpoint of prolongation of progression-free survival (PFS) in patients treated with the combination of margetuximab plus chemotherapy compared to trastuzumab plus chemotherapy. Patients in the margetuximab arm experienced a 24% risk reduction in PFS compared to patients in the trastuzumab arm (HR=0.76, p=0.033). Notably, approximately 85% of patients in the study were carriers of the CD16A (FcγRIIIa) 158F allele, which has been previously associated with diminished clinical response to trastuzumab and other antibodies. In this pre-specified subpopulation, patients in the margetuximab arm experienced a 32% risk reduction in PFS compared to patients in the trastuzumab arm (HR=0.68, p=0.005). Results of the SOPHIA study have been submitted for presentation later this year at a major scientific conference. Follow-up for determination of the impact of therapy on the sequential second primary endpoint of overall survival (OS) is ongoing, as pre-specified in the study protocol and recommended by the trial’s independent Data Safety Monitoring Committee. The FDA has granted Fast Track designation for the investigation of margetuximab for treatment of patients with metastatic or locally advanced HER2 positive breast cancer who have previously been treated with anti-HER2-targeted therapy. We anticipate submitting a Biologics License Application (BLA) to the FDA for margetuximab on the basis of the PFS results in the second half of 2019.
The SOPHIA study enrolled 536 patients at approximately 200 trial sites across North America, Europe and Asia. The study evaluated margetuximab in a Phase 3 clinical trial in patients with advanced HER2-positive breast cancer who had received at least two prior lines of anti-HER2-directed therapy in the metastatic setting, or in the case of having received (neo)adjuvant pertuzumab, at least one prior line of anti-HER2-directed therapy in the metastatic setting, and who have received at least one and no more than three prior lines of therapy overall in the metastatic setting. Patients were treated with either margetuximab or trastuzumab in combination with one of four chemotherapy agents (capecitabine, eribulin, gemcitabine or vinorelbine). All study patients had previously received trastuzumab and pertuzumab, and approximately 90% had previously received ado-trastuzumab emtansine. The combination of margetuximab and chemotherapy demonstrated acceptable safety and tolerability, comparable overall to that of trastuzumab and chemotherapy.
Gastric Cancer. We are also evaluating margetuximab in a Phase 2 clinical trial in patients with HER2-positive gastric or gastroesophageal junction cancer in combination with an anti-PD-1 monoclonal antibody. The Phase 2 clinical trial seeks to characterize the safety, tolerability, maximum tolerated dose, and antitumor activity of this combination. Enrolled patients had relapsed or refractory advanced HER2-positive gastric or gastroesophageal junction cancer with disease progression after or resistance to treatment with trastuzumab plus chemotherapy. The 25 patients in the most recently enrolled expansion cohort had HER2-positive gastric carcinoma that was 3+ by immunohistochemistry. Patients in the study were enrolled irrespective of programmed death-ligand 1 (PD-L1) expression status.
As of a January 8, 2019 data cut-off date, objective responses were observed in 18 of 55 HER2-positive (as indicated by a 3+ score on an immunohistochemistry test) response-evaluable gastric cancer patients, including 14 confirmed and 4 unconfirmed. The objective response rate (ORR) for this population was 32.7%, with a disease control rate (DCR) (which includes partial responses and stable disease) of 69.1%. Median PFS was 4.7 months. In the subset of these patients who were also PD-L1 positive, objective responses were observed in 12 of 23 (52.2%) patients, with a DCR of 82.6% and PFS of 4.14 months. As of the data cut-off date, the study was ongoing with 13 gastric cancer patients remaining on therapy. The median OS had not been reached in either of these groups. Acceptable tolerability was observed in the safety population of 95 patients, 92 of whom were treated at the recommended Phase 2 dose of 15 mg/kg for margetuximab and 200mg for the anti-PD-1 monoclonal antibody, both on an every three week schedule of administration. Grade 3 or higher treatment-related adverse events occurred in 17.9% of patients, the most common of which was infusion-related reaction (3.2%). Following up on these results, during the first quarter of 2019, we discussed development plans with the FDA for a proposed Phase 2/3 registration-directed study of margetuximab in combination with MGA012, an anti-PD-1 monoclonal antibody. This approach is designed to coordinately engage both innate and adaptive immunity with a chemotherapy-free regimen for the treatment of patients with gastric cancer in the first line setting. We expect to initiate this study in the second half of 2019. We also plan to evaluate the merits of combining margetuximab with chemotherapy and MGA012 or MGD013, a PD-1 x LAG-3 bispecific DART molecule, in a randomized, controlled study.
In November 2018, we licensed the right to develop and commercialize margetuximab in mainland China, Hong Kong, Macau and Taiwan to Zai Lab Limited (Zai Lab). Zai Lab will lead clinical development in its territory by leveraging its regulatory and clinical development expertise and broad regional network of investigators. In 2010, we licensed the right to develop and commercialize margetuximab in South Korea to Green Cross Corporation (GC Pharma).

B7-H3 Franchise
We are developing multiple product candidates targeting B7-H3, a protein in the B7 family of immune regulator proteins. B7-H3 is widely expressed by a number of different tumor types and may play a key role in regulating the immune response to various types of cancer. There are no currently approved therapeutic agents directed against B7-H3. We have three clinical product candidates directed against B7-H3: enoblituzumab, MGD009 and MGC018.
Enoblituzumab. The most advanced product candidate in our B7-H3 franchise, enoblituzumab, is a monoclonal antibody that targets B7-H3 and has been enhanced using our Fc Optimization platform.
We conducted a Phase 1 clinical study of the combination of enoblituzumab and an anti-PD-1 monoclonal antibody to evaluate the combination in patients with B7-H3-expressing melanoma, squamous cell carcinoma of the head and neck (SCCHN), non-small cell lung cancer (NSCLC) and urothelial cancer. A total of 133 patients were treated in the study and the data cut-off date was October 12, 2018.
In the SCCHN dose expansion cohort, of the response-evaluable patients who had not previously received anti-PD-1 or anti-PD-L1 therapy, 6 of 18 (33.3%) had confirmed partial responses (PRs). For the subset of patients with B7-H3 tumor expression ≥ 10%, 6 of 15 (40.0%) had confirmed PRs. Objective response rates ranging from 13% to 16% have previously been reported in SCCHN patients treated with anti-PD-1 alone. In the NSCLC dose expansion cohort, of the response-evaluable patients who had not previously received anti-PD-1 or anti-PD-L1 therapy and who were PD-L1 negative (i.e., PD-L1 ≤ 1%), 5 of 14 (35.7%) had confirmed PRs. Objective response rates ranging from 8% to 17% have previously been reported in PD-L1 negative NSCLC patients treated with anti-PD-1 alone. The combination of enoblituzumab and an anti-PD-1 monoclonal antibody demonstrated acceptable tolerability in patients treated to date, with any adverse event ≥ Grade 3 occurring in 27.1% of patients. The rate of immune-related adverse events experienced in the trial was comparable to that observed in patients who received anti-PD-1 as monotherapy. Based on these results, we intend to commence a Phase 2 study of enoblituzumab in combination with MGA012, an anti-PD-1 monoclonal antibody, in patients with SCCHN beginning in the second half of 2019.

MGD009. MGD009 is one of several clinical-stage molecules developed using our proprietary bispecific DART platform, which is described in greater detail below. Unlike standard monoclonal antibodies, DART molecules are bispecific, which means they can be directed against two different biological targets, and therefore lend themselves to a variety of different applications. MGD009 is a DART molecule that is designed to target both B7-H3 expressed on tumor cells as well as CD3, which is expressed on normal T cells. In preclinical models, MGD009 has re-directed T cells to reduce or eliminate B7-H3 expressing tumors. We are conducting a Phase 1 clinical trial of MGD009 in patients with B7-H3 positive tumors and in a separate study that combines MGD009 and MGA012.

In December 2018, the FDA imposed a partial clinical hold on these studies, which was subsequently lifted in January 2019. The partial clinical hold was initiated following our reporting to the FDA of hepatic adverse events on the MGD009 monotherapy trial. Although these events had been otherwise uncomplicated and short-lived in duration, we communicated to the FDA our plans to amend the then existing MGD009 studies with additional supportive care to mitigate these events. The FDA placed the trials on partial clinical hold, pending review of additional details regarding such events and satisfactory review of the then planned amendments to the study protocols and related documents. Under the partial clinical hold, which was lifted in January 2019, no new patients were permitted to be enrolled in either study, although then-current study participants were permitted to continue to receive drug at their pre-assigned dose.

MCG018. Our third B7-H3-directed molecule is MGC018, an ADC that is designed to target solid tumors expressing B7-H3. We initiated a Phase 1 dose escalation study of MGC018 in the fourth quarter of 2018.

PD-1 Franchise

We are pursuing multiple approaches for targeting PD-1. Marketed antibodies targeting this checkpoint molecule have shown clinical efficacy in the treatment of various tumors by releasing the "brakes" on the immune system which is often seen when tumors evade detection by the immune system.
MGA012. MGA012 is an anti-PD-1 monoclonal antibody we licensed to Incyte Corporation (Incyte) in 2017 under a global collaboration and license agreement, although we retain the right to develop the molecule in combination with product candidates from our pipeline. Incyte is pursuing development of MGA012 through registration-directed studies in MSI-high endometrial cancer, Merkel cell carcinoma and anal cancer, with initial data anticipated in 2020, in the case of MSI-high endometrial cancer and Merkel cell carcinoma, and 2021, in the case of anal cancer. Incyte is also pursuing development of MGA012 in combination with multiple product candidates from its pipeline. We are currently studying MGA012 in combination with two of our DART molecules, MGD009 and MGD007, and we intend to commence additional studies of MGA012 in combination with other product candidates from our own pipeline.
MGD013. Monoclonal antibodies that target the immune checkpoints PD-1 and lymphocyte-activation gene 3 (LAG-3) have shown enhanced clinical antitumor activity when given in combination. Recognizing the therapeutic potential of dual checkpoint blockade, we have engineered MGD013, a first-in-class bispecific DART molecule, to bind PD-1 and LAG-3 concomitantly or independently and disrupt these non-redundant inhibitory pathways to further restore exhausted T-cell function. We anticipate that MGD013, if approved, could be used for the treatment of a wide range of cancers, including both solid tumors and hematological malignancies. We have established the dose and schedule for MGD013 administration and initiated dose expansion in up to nine tumor types in a Phase 1 study. We expect to present data from this ongoing study in 2019.
MGD019. Approved monoclonal antibodies that target the immune checkpoints PD-1 and cytotoxic T-lymphocyte-associated protein 4 (CTLA-4) have shown enhanced clinical antitumor activity when given in combination in various cancers, including renal cell carcinoma and NSCLC with high tumor mutational burden. MGD019, a bispecific DART molecule in our pipeline, was designed to enable co-blockade of two immune checkpoint molecules co-expressed on T cells, PD-1 and CTLA-4. We are currently evaluating MGD019 in a Phase 1 dose escalation study.

Flotetuzumab

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

In December 2018, we presented data from our Phase 1 dose expansion study of flotetuzumab in relapsed/refractory patients with AML. In this study, we enrolled 31 patients at the recommended Phase 2 dose of 500 ng/kg/day by continuous infusion with a lead-in dosing strategy. The goal of the expansion cohort study was to evaluate the safety and preliminary anti-leukemic activity of flotetuzumab, optimize delivery and supportive care, including the management of cytokine release syndrome, and to define the pharmacokinetic and pharmacodynamic activity of flotetuzumab. In the study, flotetuzumab demonstrated anti-leukemic activity in patients with relapsed/refractory AML. In 27 response evaluable patients, the ORR was 26% (7 of 27 patients), with a composite complete response rate (combining both complete responses (CRs) and complete responses with incomplete hematological improvement (CRi)) of 19% (5 of 27 patients). Notably, in primary refractory patients, an extremely challenging population to treat, the ORR was 35% (6 of 17 patients) with a CR/CRi rate of 29% (5 out of 17 patients). The median duration of response for the patients that experienced a CR (three patients), a CRi (two patients) and a morpohologic leukemia-free state (one patient) was 3.1 months. The most common treatment-related adverse event was infusion-related reaction/cytokine release syndrome, which occurred in 93% (29 of 31) of patients. Grade 3 or greater infusion-related reaction/cytokine release syndrome was observed in 13% (4 of 31) of patients. We plan to enroll additional patients in this ongoing study and announce data in 2019. We also intend to study flotetuzumab in combination with MGA012 in a future clinical trial.

The FDA granted orphan drug designation to flotetuzumab for the treatment of AML. Our collaborator, Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) has development and commercialization rights outside North America, Japan, Korea and India for flotetuzumab (S80880).

Other DART Molecules

MGD007. An additional CD3-targeting DART molecule, MGD007, recognizes glycoprotein A33 (gpA33), which is expressed on gastrointestinal tumors, including more than 95% of human colon cancers, and CD3 and is being tested in patients with colorectal cancer in a Phase 1 clinical study in combination with MGA012. In late 2018, our collaborator, Servier, notified us that it declined to exercise its option to gain development and commercialization rights for MGD007 in its territories.
MGD014. MGD014 is a DART molecule that targets the envelope protein of human immunodeficiency virus (HIV) infected cells (Env) and T cells, via their CD3 component, to redirect the immune system's T cells to kill HIV-infected cells. DART molecules could be used independently or become a key part of a "shock-and-kill" strategy in conjunction with HIV latency-reversing agents currently under development. MGD014 is our first clinical DART molecule designed to target virus-infected cells. A Phase 1 dose escalation study of MGD014 is ongoing. We are developing MGD014 under contract number

HHSN272201500032C awarded to us in September 2015 by the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health.
Our DART molecules that redirect T cells against cancer or other targets, including MGD007, MGD009, flotetuzumab and MGD014, are manufactured using a conventional antibody platform without the complexity of having to genetically modify T cells from individual patients, as would be required by approaches such as chimeric antigen receptor (CAR) T cells.

Our Investment in R&D

We continue to invest in our clinical-stage programs, advance additional preclinical product candidates, primarily using our proprietary technology platforms, and expand the potential of our platforms using our antibody and protein engineering expertise. We develop new therapeutic product candidates internally using our proprietary platforms and also in collaboration with other biopharmaceutical companies, when such relationships are advantageous for strategic or financial reasons. These arrangements have allowed us to expand and accelerate the breadth of our product candidates and also have generated a significant portion of the funding we have received to date. We also have our own manufacturing facilities intended  to meet later-stage clinical and future potential commercial requirements.

Our Strategy
Our goal is to be a fully integrated biotechnology company leading in the discovery, development and commercialization of breakthrough biologics for the treatment of patients with cancer.
Key elements of our strategy are as follows:
•Oncology focus, science driven. We create therapeutic biological products primarily to treat various types of cancers, including both solid tumors and hematological malignancies. Our proprietary DART and Fc Optimization technology platforms are particularly useful for targeting and harnessing specific elements of the human immune system, allowing us to design molecules that (1) directly target cancer cells and enhance the ability of the immune system to destroy those cells, (2) re-direct effector cells to attack tumors or (3) affect mechanisms that regulate the immune response to cancer, either by stimulating pathways that enhance this response or by blocking pathways that inhibit this response, including checkpoint molecules. This field of scientific discovery, broadly known as immuno-oncology, has been developing rapidly in the last few years, and most therapeutic products to date are largely focused on affecting individual biological pathways. We believe that cancers are sufficiently complex that effective treatments must simultaneously affect more than one pathway. We believe that we are well-positioned, particularly through the adaptability of our DART platform, to be able to create and develop therapeutic molecules designed to simultaneously target more than one pathway.
This same flexibility in our platforms allows us to create therapeutic molecules that may be useful for other unmet medical needs beyond cancer, such as for autoimmune disorders and infectious diseases. Our core strategic focus is on development of cancer therapeutics, but we may also opportunistically pursue such possibilities when they arise.
•Fully integrated with a deep pipeline. Our objective is to be a fully-integrated biotechnology company, and we intend to continue to grow and establish all necessary functions from early-stage research through commercialization in at least the United States. At our current stage of development as a company, we have established early-stage discovery, process development, clinical development and clinical-stage manufacturing functions, we have completed the build-out of a facility that will support commercial manufacturing, and we intend to build a U.S.-based sales and marketing infrastructure as our development pipeline matures.
We have a broad portfolio of product candidates and we are not dependent upon the success of any one of them for the overall success of the company. We continue to augment our pipeline through the discovery and development of new product candidates, primarily through utilization of our internal scientific expertise and strategically seeking external collaborations that can augment our own skills. In 2018, we advanced three programs into clinical development. Our goal is to continue to advance one or more programs into clinical development per year to ensure a robust pipeline and to replace product candidates that fail to progress.
•Leveraging collaborations. Throughout our company's history, we have entered into collaborations with other biopharmaceutical companies and intend to continue to do so. We enter into collaborations when there is a strategic advantage to us to do so and when we believe the financial terms of the collaboration are favorable for meeting our short-term and long-term strategic objectives. We are not dependent upon any one of these collaborations, but in many cases we have rights to receive sales royalties and other significant financial payments if the partnered product candidates achieve certain development and sales milestones. We endeavor to establish collaborations that preserve our right to participate in future commercialization, for example by securing co-promotion or profit-sharing rights under certain circumstances.

•Investments in talent and culture. One of our most valuable assets is the quality of our employee base. We invest significant effort in selecting and retaining high caliber, talented individuals who reflect our values. As we continue to grow, we continue to seek and develop employees who are strongly committed to delivering life-changing medicines for unmet medical needs through a collaborative work environment.

Our Therapeutic Area Focus: Cancer
Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled manner, forming malignancies that can invade other parts of the body. In normal tissues, the rates of new cell growth and cell death are tightly regulated and kept in balance. In cancerous tissues, this balance is disrupted as a result of mutations, causing unregulated cell growth that leads to tumor formation and growth. While tumors can grow slowly or rapidly, the dividing cells will nevertheless accumulate, and the normal organization of the tissue will become disrupted. Cancers subsequently can spread throughout the body by processes known as invasion and metastasis. Once cancer spreads to sites beyond the primary tumor, it generally becomes more difficult to treat and may be incurable. Cancer cells that arise in the lymphatic system and bone marrow are referred to as hematological malignancies. Cancer cells that arise in other tissues or organs are referred to as solid tumors. Cancer can arise in virtually any part of the body, with the most common types arising in the prostate gland, breast, lung, colon and skin. We believe that our platforms position us very well strategically to actively develop approaches for the treatment of both solid tumors and hematologic malignancies.
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
DART and TRIDENT Platforms: Our Proprietary Approach to Engineer Multi-Specific Antibodies
We use our DART platform to create derivatives of antibodies with the ability to bind to two distinct targets instead of a single one found in traditional monoclonal antibodies. DART product candidates are therefore bispecific. An example of a bispecific molecule is illustrated below:
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
Our DART and TRIDENT platforms enable us to design multi-specific molecules that seek to exploit different mechanisms of action, including those set forth below.

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

•      Targeting of multiple co-inhibitory receptors or checkpoints, such as those involved in inhibiting T cell responses. The immune system generally prevents the development of autoimmune phenomena by regulating activated immune cells that have responded to non-self or foreign antigens. This negative feedback loop is triggered by the interactions of co-inhibitory receptors, or checkpoint molecules, expressed on the immune cells with ligands expressed by other cells, such as antigen-presenting cells. This phenomenon is exploited by cancer, whereby tumor cells express checkpoint ligands that block the development of an immune response against the tumor. Antibodies that block the interaction of checkpoint molecules with their ligands have been shown to significantly improve the clinical outcomes of patients with certain advanced cancers. Because of the diversity of immune checkpoint pathways, blockade of a single axis, while clinically significant, as shown in the case of the blockade of the PD-1/PD-L1 axis with pembrolizumab or nivolumab, will not benefit all patients. In fact, combinations of checkpoint inhibitors, such as nivolumab and ipilimumab, a CTLA-4 blocker, have resulted in significantly enhanced benefit compared to ipilimumab or nivolumab alone. We believe that DART molecules targeting two immunoregulatory pathways, such as two checkpoints in a single molecule, could afford the clinical benefit of the combination together with the potential for synergistic activity, as well as significant advantages in manufacturing, simplified clinical development, and enhanced patient convenience.

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
We are developing specific product candidates using this technology, including flotetuzumab, MGD009, MGD007, MGD013, MGD019 and MGD014, among others.
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
To date, we have successfully incorporated our Fc variants in two of our clinical-stage antibody product candidates, margetuximab and enoblituzumab. We have preclinical data demonstrating that these Fc variants have substantially improved the activity of these antibodies. In addition, clinical data from our Phase 3 SOPHIA study of margetuximab demonstrated an improvement in activity over that of trastuzumab, an analog monoclonal antibody with a wild-type, non-engineered Fc domain.
Our Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Each of our collaborations has a unique set of terms and conditions.
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
Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business. In addition, there is cost and risk to our business in defending and enforcing our patents, maintaining our licenses to use intellectual property owned by third parties and preserving the confidentiality of our trade secrets and operating without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary positions. We currently use multiple industry-standard patent monitoring systems to monitor new United States Patent and Trademark Office (USPTO) filings for any applications by third parties that may infringe on our patents.
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
Pipeline Patent Protection
As of December 31, 2018, we held 79 patents in the United States with 50 patent applications pending and 428 patents in other countries of the world with 687 patent applications pending. In addition to patents and patent applications generally providing protection for various aspects of our Fc Optimization, DART, and TRIDENT platforms, we have patent and patent applications for the composition of matter of each of our clinical pipeline product candidates and, in some cases, we also have other patents and patent application related to various aspects of the technology underlying these product candidates or their methods of use.
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

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act (collectively the ACA) created a regulatory scheme authorizing the FDA to approve biosimilars via an abbreviated licensure pathway. In many cases, this allows biosimilars to be brought to market without conducting the full suite of clinical trials typically required of originators. Under the ACA, a manufacturer may submit an application for licensure of a biologic product that is "biosimilar to" or "interchangeable with" a previously approved biological product or "reference product." The "biosimilar" application must include specific information demonstrating biosimilarity based on data derived from: (1) analytical studies, (2) animal studies, and (3) a clinical study or studies that are sufficient to demonstrate safety, purity, and potency in one or more appropriate conditions of use for which the reference product is licensed, except that FDA may waive some of these requirements for a given application. Under this new statutory scheme, an application for a biosimilar product may not be submitted to the FDA until four years after the date of first licensure. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed. The law does not change the duration of patents granted on biological products. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor's own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. There have been recent proposals to repeal or modify the ACA and it is uncertain how any of those proposals, if approved, would affect these provisions.
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
Manufacturing
We currently manufacture our drug substance for our clinical trials at our manufacturing facilities located in Rockville, Maryland. For our antibody product candidates, we have supplemented our drug substance manufacturing capacity through an arrangement with AGC Biologics, Inc. (AGC, formerly CMC Biologics, Inc.), a contract manufacturing organization, and plan to commercially produce margetuximab at AGC assuming approval of margetuximab. We have also completed the build-out of a manufacturing suite at our headquarters building in Rockville, Maryland, which has been designed to increase our internal capacity to manufacture more drug substance lots, at larger scale and in full compliance with current Good Manufacturing Practices (cGMP) to be able to sell commercial product, when and if approved by the FDA . In addition, we currently rely on and will continue to rely on contract fill-finish service providers, primarily Ajinomoto Althea, Inc. and Baxter Healthcare Corporation, to fulfill our fill-finish needs for our current and future product candidates.
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
Competition
There are a large number of companies developing or marketing treatments for cancer and autoimmune disorders, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, as well as biologic therapeutics that work by using next-generation antibody technology platforms to address specific cancer targets. In particular, margetuximab is directed against HER2 and several companies have cancer therapeutics directed against HER2 marketed or in development, such as F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), particularly through its affiliate, Genentech, Inc., as well as Puma Biotechnology, Inc., Daiichi Sankyo Company, Limited, Seattle Genetics Inc. and Synthon Biopharmaceuticals. Market competition may limit the utilization of margetuximab as a therapeutic, even if market approval and adequate reimbursement is obtained, and competition among development-stage programs for patients enrolling in clinical trials for HER2-directed therapies may delay expected timelines for our clinical trials.
In addition, the immuno-oncology field is competitive, with treatments currently approved and on the market or in development for various tumor types and patient populations from a variety of different companies such as Merck & Co., Inc. (Merck), The Bristol-Myers Squibb Company (BMS), and Roche, all of which have significantly greater resources than we do. Many of our pipeline programs, if successful, will likely face significant competition both by therapeutics that are already being marketed as well as those that will be approved for marketing before our programs. In particular, we are developing a franchise of PD-1-directed product candidates, which includes a monoclonal antibody that we've outlicensed and two DART molecules. Merck, BMS, Roche, AstraZeneca plc, Pfizer Inc. and Regeneron Pharmaceuticals, Inc. all have approved products that target either the PD-1 receptor or its ligand, PD-L1, and there are several other companies that have anti-PD-1 or anti-PD-L1 antibodies in clinical development, all of which would compete with our PD-1-directed programs.

Finally, several companies are also developing therapeutics that work by targeting multiple specificities using a single recombinant molecule. Amgen Inc. has obtained marketing approval for one product that works by targeting antigens both on immune effector cell populations and those expressed on certain cancer cells, and has other product candidates in development that use this mechanism. In addition, other companies are developing new treatments for cancer that utilize multi-specific approaches, including Abbvie Inc., Affimed Therapeutics AG Corporation, Eli Lilly and Company, Genmab A/S, Merus B.V., Regeneron, Roche, Xencor, Inc. and Zymeworks, Inc.

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
FDA Regulation
All of our current product candidates are subject to regulation in the United States by the FDA as biological products  (biologics). The FDA subjects biologics to extensive pre- and post-market regulation. The Public Health Service Act, the Federal Food, Drug, and Cosmetic Act (FDCA) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of biologics. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending BLAs, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, or criminal penalties.
Preclinical Studies. Drug development in our industry is complex, challenging and risky; failure rates are high. Product development cycles are long - approximately 10 to 15 years from discovery to market. A potential new biological product must undergo many years of preclinical and clinical testing to establish it is pure, potent and safe.
Preclinical studies include laboratory evaluation of product chemistry, formulation and toxicity, pharmacology, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including FDA's good laboratory practice (GLP) regulations and the U.S. Department of Agriculture's regulations implementing the Animal Welfare Act. After laboratory analysis and preclinical testing in animals, we file an Investigational New Drug (IND) application with the FDA to begin human testing. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical trial protocol, among other things, to the FDA as part of an IND application. Certain preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue even after the IND application is submitted. An IND application automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold or agrees on an alternate approach with us. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND application may not result in the FDA allowing clinical trials to commence.
Clinical Development. Clinical trials involve the administration of the IND to human subjects (healthy volunteers or patients) under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with all applicable federal regulations and guidance, including those pertaining to good clinical practice (GCP) standards that are meant to protect the rights, safety, and welfare of human subjects and to define the roles of clinical trial sponsors, investigators, and monitors; as well as (ii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing of a new drug in the United States (whether in patients or healthy volunteers) must be included in the IND application submission, and FDA must be notified of subsequent protocol amendments. In addition, the protocol must be reviewed and approved by an institutional review board (IRB) and all study subjects must provide informed consent prior to participating in the study. Typically, each institution participating in the clinical trial will require review of the protocol before any clinical trial commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (NIH) for public dissemination on their ClinicalTrials.gov website. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and there are additional, more frequent reporting requirements for suspected unexpected serious adverse events.
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

As a condition of BLA approval, the FDA may require substantial post-approval testing and surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions that can materially affect the potential market and profitability of the product. As a condition of approval, or after approval, the FDA also may require submission of a risk evaluation and mitigation strategy (REMS) to mitigate any identified or suspected serious risks. The REMS may include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.
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
Noncompliance with postmarket requirements can result in one or more of the following consequences:
•Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•Warning letters;
•Holds on post-approval clinical trials;
•Refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product license approvals;
•Product seizure or detention, or refusal to permit the import or export of products; or
•Injunctions or the imposition of civil or criminal penalties.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA) which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Approval of Biosimilars. The ACA authorized the FDA to approve biosimilars via a separate, abbreviated pathway. In many cases, this allows biosimilars to be brought to market without conducting the full suite of clinical trials typically required of originators. The law establishes a period of 12 years of exclusivity for reference products in order to preserve incentives for future innovation, and outlines statutory criteria for science-based biosimilar approval standards that take into account patient safety considerations. Under this framework, exclusivity protects innovator products by prohibiting others, for a period of 12 years, from being granted FDA approval based in part on reliance on or reference to the innovator's data in their application to the FDA. The law does not change the duration of patents granted on biological products. There are regular legislative proposals to rescind or reduce the biologics exclusivity provisions of the ACA and it is uncertain whether or if any of those proposals may be approved, and if approved, how exclusivity for biologics would be affected.
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
International Regulation
In addition to regulations in the United States, we and our collaborators, may be subject to a variety of foreign regulations governing clinical trials, drug registration, commercial sales and distribution of our product candidates outside the United States. These regulations can vary between jurisdictions and can be more onerous than regulations in the United States. Whether or not we obtain FDA approval for a product candidate, we must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as the European Union (EU) before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time to approval may be longer or shorter than that required for FDA approval.
Certain countries outside of the United States have a process that requires the submission of a clinical trial application (CTA) much like an IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country. In all cases, the clinical trials must be conducted in accordance with GCP, and other applicable regulatory requirements. A separate CTA must be submitted for each clinical trial to be conducted.

In the EU, for example, to obtain regulatory approval of an investigational medicinal product, we must submit a marketing authorisation application (MAA). The content of the MAA is similar to that of a New Drug Application or BLA filed in the United States, with the exception of, among other things, EU-specific document requirements. Under the EU regulatory system, a company may submit marketing authorisation applications either under a centralised or decentralised procedure. Under the centralised procedure in the EU, a MAA is submitted to the European Medicines Agency (EMA) where it will be evaluated by the Committee for Medicinal Products for Human Use (CHMP). The maximum timeframe for a CHMP evaluation of an MAA that has been validated is 210 days, excluding time taken by an applicant to respond to questions. A favorable opinion on the application by the CHMP will typically result in the granting of the marketing authorisation by the European Commission within 67 days of receipt of the opinion. Generally, the entire review process takes approximately 13-14 months. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days, excluding time taken by an applicant to respond to questions.

As in the United States, we or our collaborators may apply for designation of a product as an orphan drug for the treatment of a specific indication in the EU before the MAA is made. Orphan drugs in Europe enjoy certain benefits, including up to 10 years of exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product. The PRIority MEdicines (PRIME) initiative was established by the EMA to help promote and foster the development of new medicines in the EU that demonstrate potential for a major therapeutic advantage in areas of unmet medical need. Benefits from the PRIME designation include early confirmation of potential for accelerated assessment, early dialogue and increased interaction with relevant regulatory committees to discuss development options, scientific advice at key development milestones, and proactive regulatory support from the EMA.

  If we, or our collaborators, fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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
Facilities
Our headquarters building, located in Rockville, Maryland, currently houses laboratory and office space and we recently completed the build-out of a suite for manufacturing at commercial quantities and scale. This space is occupied under a lease that expires in 2027 and may be extended for up to two additional seven-year terms. We also have a smaller-scale manufacturing facility in Rockville. The lease for a portion of that facility expires in March 2023 and may be extended for a five-year term, and the lease for the remainder of that facility expires in December 2019 and may be extended for up to two additional five-year terms. Finally, we have additional laboratory and office space in Rockville under two leases that each expire in 2020, and each of those leases may be extended for a five-year term.
We also lease office and laboratory space in Brisbane, California under a lease that expires in November 2023.
Employees
As of February 22, 2019, we had 364 full-time employees, 307 of whom were primarily engaged in research and development activities and 61 of whom had an M.D. or Ph.D. degree.
Legal Proceedings
From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are not currently a party to any material legal proceedings.
Available Information
Our website address is www.macrogenics.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. In addition, the SEC makes available at its website (www.sec.gov), free of charge, reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS
Our business, uncertainties and other factors described below could have a materially adverse effect on our business, financial condition or results of operations and could cause the trading price of our common stock to decline substantially.
Risks Related to Our Business and the Development and Commercialization of Our Product Candidates.

All of our product candidates are in preclinical or clinical development. Clinical drug development is expensive, time consuming and uncertain and we may ultimately not be able to obtain regulatory approvals for the commercialization of some or all of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration (FDA) and non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of a Biologics License Application (BLA) from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. Based on our recently announced positive top-line results for the first primary endpoint of our SOPHIA study, we intend to submit a BLA for the approval of margetuximab in the second half of 2019. Obtaining approval of a BLA can be a lengthy, expensive and uncertain process, and as a company we have no experience with the preparation of a BLA submission or any other application for marketing approval. In addition, failure to comply with FDA and non-U.S. regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•restrictions on the products, manufacturers, manufacturing facilities or manufacturing process;
•warning letters;
•civil and criminal penalties;
•injunctions;
•suspension or withdrawal of regulatory approvals;
•product seizures, detentions or import bans;
•voluntary or mandatory product recalls and publicity requirements;
•total or partial suspension of production;
•imposition of restrictions on operations, including costly new manufacturing requirements; and
•refusal to approve pending BLAs or supplements to approved BLAs or analogous marketing approvals outside the United States.
The FDA and foreign regulatory authorities also have substantial discretion in the drug approval process. The number of preclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular drug candidate. Regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:

•a product candidate may not be deemed safe or effective;
•the results may not confirm the positive results from earlier preclinical studies or clinical trials;
•regulatory agencies may not find the data from preclinical studies and clinical trials sufficient;
•regulatory agencies might not approve or might require changes to our manufacturing processes or facilities; or
•regulatory agencies may change their approval policies or adopt new regulations.

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

We are currently enrolling patients in clinical trials for margetuximab, enoblituzumab, flotetuzumab, MGD009, MGC018, MGA012, MGD013, MGD019, MGD007 and MGD014 and anticipate initiating or continuing clinical trials for these product candidates as monotherapies or in combination with other product candidates in 2019. In addition, our collaborators are currently enrolling patients in clinical trials for MGA012, which is being developed by Incyte Corporation. The commencement of new clinical trials could be substantially delayed or prevented by several factors, including:

•further discussions with the FDA or other regulatory agencies regarding the scope or design of our clinical trials;
•the limited number of, and competition for, suitable sites to conduct our clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;
•any delay or failure to obtain regulatory approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;
•inability to obtain sufficient funds required for a clinical trial;
•clinical holds on, or other regulatory objections to, a new or ongoing clinical trial;
•delay or failure to manufacture sufficient supplies of the product candidate for our clinical trials;
•delay or failure to reach agreement on acceptable clinical trial terms or clinical trial protocols with prospective sites or clinical research organizations (CROs) the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs; and
•delay or failure to obtain institutional review board (IRB) approval to conduct a clinical trial at a prospective site.
The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•slower than expected rates of patient recruitment and enrollment;
•failure of patients to complete the clinical trial;
•unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients,
•including possible deaths;
•lack of efficacy during clinical trials;
•termination of our clinical trials by one or more clinical trial sites;
•inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;
•inability to monitor patients adequately during or after treatment by us and/or our CROs; and
•the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications in testing.
Changes in regulatory requirements and guidance may also occur and we may need to significantly amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to renegotiate terms with CROs or resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or us, due to a number of factors, including:

•failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;
•lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions; and
•upon a breach or pursuant to the terms of any agreement with, or for any other reason by, current or future collaborators that have responsibility for the clinical development of any of our product candidates.

For example, in December 2018, the FDA imposed a partial clinical hold on our Phase 1 monotherapy study of MGD009, as well as on a combination study of MGD009 and MGA012. The partial clinical hold was initiated following our reporting to the FDA of hepatic adverse events on the MGD009 monotherapy trial. Although these events had been otherwise uncomplicated and short-lived in duration, we communicated to the FDA our plans to amend the then existing MGD009 studies with additional supportive care to mitigate these events. The FDA placed the trials on partial clinical hold, pending review of additional details regarding such events and satisfactory review of the then planned amendments to the study protocols and related documents.  Under the partial clinical hold, which was lifted in January 2019, no new patients were permitted to be enrolled in either study, although then-current study participants were permitted to continue to receive drug at their pre-assigned dose. Any failure or significant delay in completing clinical trials for our product candidates would adversely affect our ability to obtain regulatory approval and our commercial prospects and ability to generate product revenue will be diminished.

The results of previous clinical trials may not be predictive of future results, and interim or top line data may be subject to change or qualification based the complete analysis of data. In addition, the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

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

We may publicly disclose topline or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we recently announced top line data for the SOPHIA trial of margetuximab for the treatment of certain metastatic breast cancer patients. We make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. In addition, the achievement of one primary endpoint for a trial does not guarantee that additional co-primary endpoints or secondary endpoints will be achieved. For example, the achievement by margetuximab of its first sequential endpoint for progression-free survival events in the SOPHIA trial does not indicate whether the second sequential endpoint of overall survival will be achieved. We currently expect to receive final overall survival results in 2020. Failure to meet the second sequential endpoint of overall survival in the SOPHIA trial may have an adverse effect on our ability to obtain or retain regulatory approval of margetuximab in the U.S. or in other jurisdictions.

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. For example, we recently announced top line data for the SOPHIA trial in which margetuximab achieved its first primary endpoint. The FDA or other non-U.S. regulatory authorities may disagree with our trial design for SOPHIA or other trials, and our interpretation of data from preclinical studies and clinical trials. In particular, the FDA may not view our data as being clinically meaningful or statistically persuasive. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial. Any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.
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
 Our product candidates may have undesirable side effects which may delay or prevent further clinical development or marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Although all of our product candidates have undergone or will undergo safety testing, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. All of our product candidates are still in clinical or preclinical development. Ongoing or future trials of our product candidates may not support the conclusion that one or more of these product candidates have acceptable safety profiles. The results of future clinical or preclinical trials may show that our product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings or potential product liability claims.

If any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products::
•regulatory authorities may require us to take our approved product off the market;
•regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
•we may be required to change the way the product is administered, impose other risk-management measures, conduct additional clinical trials or change the labeling of the product;
•we may be subject to limitations on how we may promote the product;
•sales of the product may decrease significantly;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.

Any of these events could prevent us, our collaborators or our potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our products..
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
The commercial success of our product candidates will depend upon their acceptance among physicians, patients and the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:
•limitations or warnings contained in the approved labeling for a product candidate;
•changes in the standard of care for the targeted indications for any of our product candidates;
•limitations in the approved clinical indications for our product candidates;
•demonstrated clinical safety and efficacy compared to other products;
•lack of significant adverse side effects;
•sales, marketing and distribution support;
•availability and extent of reimbursement from managed care plans and other third-party payors;
•timing of market introduction and perceived effectiveness of competitive products;
•the degree of cost-effectiveness of our product candidates;
•availability of alternative therapies at similar or lower cost, including generic and over-the-counter products;
•the extent to which the product candidate is approved for inclusion on formularies of hospitals and managed care organizations;
•whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular diseases;
•adverse publicity about our product candidates or favorable publicity about competitive products;
•convenience and ease of administration of our products; and
•potential product liability claims.

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

We have limited experience in large-scale or commercial manufacturing, and there can be no assurance that we will be able to effectively manufacture clinical or commercial quantities of our products.

In 2018, we completed the build-out of our commercial-scale current Good Manufacturing Practice (cGMP) manufacturing facility, which is intended to support future clinical and, if any are approved by the FDA, commercial production of our and our collaborators’ product candidates. Although some of our employees have experience in the manufacturing of pharmaceutical products from prior employment at other companies, we as a company do not have experience in large-scale or commercial manufacturing. Designing and building a manufacturing facility is time-consuming, expensive, and we may not realize the benefit of this investment. As a manufacturer of pharmaceutical products, we are required to demonstrate and maintain compliance with cGMPs which include requirements related to production processes, quality control and assurance and recordkeeping. Furthermore, establishing and maintaining manufacturing operations requires a reallocation of other resources, particularly the time and attention of certain of our senior management. Any failure or delay in our manufacturing capabilities could adversely impact the clinical development or commercialization of our or our collaborators’ product candidates.
Our manufacturing facilities are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals.
We must comply with the FDA’s cGMP requirements, as set out in statute, regulations and guidance. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. See “Other U.S. Post-Marketing Regulatory Requirements” above for additional information. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of drug product for our clinical trials or the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.
We currently have no marketing, sales or distribution infrastructure. If we are unable to develop sales, marketing and distribution capabilities on our own or through collaborations, we will not be successful in commercializing margetuximab, if approved, or our product candidates.

We currently have no marketing, sales and distribution infrastructure and we have limited sales and marketing experience within our organization. If margetuximab or any of our other product candidates are approved, we intend to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in the United States and, potentially, to outsource this function to a third party outside of the United States. Both of these options would be expensive and time consuming, and would require a significant allocation of resources, including the time and attention of our management. In addition, we would need to devote resources to the development and maintenance of policies to ensure compliance with various health care laws related to sales and marketing of pharmaceutical products. These costs may be incurred in advance of any approval of our product candidates. In addition, we may not be able to engage a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, as well as biologic therapeutics that work by using next-generation antibody technology platforms to address specific cancer targets. In addition, several companies are developing therapeutics that work by targeting multiple specificities using a single recombinant molecule. See “Competition” above for additional information.

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

The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our future approved products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act (ACA), which became law in 2010. While it is difficult to assess the impact of the ACA in isolation, either in general or on our business specifically, it is widely thought that the ACA increases downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receive regulatory approval. Further, the United State and foreign governments regularly consider reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been recent judicial and Congressional challenges to the ACA, which could have an impact on coverage and reimbursement for healthcare services covered by plans authorized by the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.

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

Inadequate funding for the FDA, the Securities and Exchange Commission (SEC) and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
•decreased demand for our future approved products;
•injury to our reputation;
•withdrawal of clinical trial participants;
•termination of clinical trial sites or entire trial programs;
•increased regulatory scrutiny;
•significant litigation costs;
•substantial monetary awards to or costly settlement with patients or other claimants;
•product recalls or a change in the indications for which they may be used;
•loss of revenue;
•diversion of management and scientific resources from our business operations; and
•the inability to commercialize our product candidates.
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

We must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. Failure to comply with these laws could result in significant civil and criminal penalties. Among the most significant government contracting regulations that may affect our business are: the Federal Acquisition Regulation (FAR) and NIH-NIAID-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts; business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act, the Procurement Integrity Act, and the False Claims Act; export and import control laws and regulations; and laws, regulations and executive orders restricting the use and dissemination of sensitive information we may receive pursuant to our performance of the government contract. U.S. government agencies routinely audit and investigate government contractors for compliance with applicable laws and standards. If we are audited, such audit could result in disallowance of expected cost reimbursement, or if such audit were to uncover improper or illegal activities, we could be subject to civil and criminal penalties, administrative sanctions, including suspension or debarment from government contracting and significant reputational harm.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, Public Law no. 115-97 (the Tax Act) was signed into law. The Tax Act introduced significant changes to the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income in respect of losses arising in taxable years beginning after 2017 and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. As of December 31, 2018, our accumulated deficit was approximately $490.3 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders' deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. For example, our expenses could increase if we are required by the FDA to perform trials in addition to those that we currently expect to perform, or if there are any delays in completing our currently planned clinical trials or in the development of any of our product candidates. Our expenses would significantly increase to the extent we build out a sales force and other commercially relevant functions to support the commercialization of margetuximab, if approved, or any of our other product candidates.
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
We are advancing our product candidates through clinical development. Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain such regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding beyond what was raised in our public offerings and through our collaborations and license agreements to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2018, combined with the net proceeds from our February 2019 offering of common stock and proceeds from collaboration payments we anticipate receiving, will enable us to fund our operations into 2021, assuming all of our programs and collaborations advance as currently contemplated. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.
Our future funding requirements will depend on many factors, including but not limited to:
•the number and characteristics of other product candidates and indications that we pursue;
•the scope, progress, timing, cost and results of research, preclinical development, and clinical trials;
•the costs, timing and outcome of seeking and obtaining FDA and non-U.S. regulatory approvals;
•the costs associated with manufacturing our product candidates;

•the costs of establishing sales, marketing, and distribution capabilities;
•our ability to maintain, expand, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;
•our need and ability to hire additional management, scientific, and medical personnel;
•the effect of competing products that may limit market penetration of our product candidates;
•our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
•the economic and other terms, timing of and success of our existing collaborations, and any collaboration, licensing, or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under these agreements.
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
Our ability to utilize our federal net operating losses, (NOLs) and federal tax credits is currently limited, and may be limited further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years or since the last ownership change. We are already subject to Section 382 limitations due to acquisitions we made in 2002 and 2008.  As of December 31, 2018, we had federal and state NOL carryforwards of $415.6 million and research and development tax credit carryforwards of $52.3 million available. Future changes in stock ownership may also trigger an ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and tax credit carryforwards to reduce United States federal income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.
Risks Related to Our Dependence on Third Parties
Our existing therapeutic collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We have limited capabilities for drug development and do not yet have any capability for sales, marketing or distribution. We have entered into collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with, for example, Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier), Green Cross Corporation (GC Pharma), Incyte Corporation, Zai Lab Limited and F. Hoffman La Roche

Ltd and Hoffman-La Roche, Inc (Roche). These collaborations also have provided us with important funding for our development programs and technology platforms and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not perform their obligations as expected;
•collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators' strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of our collaboration and license agreements may be terminated for convenience upon the completion of a specified notice period.
If our therapeutic collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. For example, Servier recently informed us that they did not intend to exercise the option to continue development of MGD007. If we do not receive the funding we expect under these agreements, our development of our technology platforms and product candidates could be delayed and we may need additional resources to develop product candidates and our technology platforms. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our program collaborators.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. Aside from our agreement with GC Pharma, subject to certain specified exceptions, each of our existing therapeutic collaborations contains a restriction on our engaging in activities that are the subject of the collaboration with third parties for specified periods of time.
Independent clinical investigators and contract research organizations (CROs) that we engage to conduct our clinical trials may not devote sufficient time or attention to our clinical trials or be able to repeat their past success.

We expect to continue to depend on independent clinical investigators and CROs to conduct our clinical trials. CROs may also assist us in the collection and analysis of data. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. These investigators and CROs will not be our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA requires that we comply with standards, commonly referred to as current Good Clinical Practice (GCP) for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial subjects are protected. Failure of clinical investigators or CROs to meet their obligations to us or comply with GCP procedures could adversely affect the clinical development of our product candidates and harm our business.

Failure of third-party contractors to successfully develop and commercialize companion diagnostics for use with our product candidates could harm our ability to commercialize our product candidates.

We plan to develop companion diagnostics for our product candidates where appropriate. At least in some cases, the FDA and similar regulatory authorities outside the United States may request or require the development and regulatory approval of a companion diagnostic as a condition to approving one or more of our product candidates, including, for example, margetuximab. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions.
In most cases, we will likely outsource the development, production and commercialization of companion diagnostics to third parties. By outsourcing these companion diagnostics to third parties, we become dependent on the efforts of our third party contractors to successfully develop and commercialize these companion diagnostics. Our contractors:
•may not perform their obligations as expected;

•may encounter production difficulties that could constrain the supply of the companion diagnostic;
•may have difficulties gaining acceptance of the use of the companion diagnostic in the clinical community;
•may not commit sufficient resources to the marketing and distribution of such product; and
•may terminate their relationship with us.
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
We expect to contract with third parties for the manufacture of some of our product candidates for clinical testing in the future and expect to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently have two cGMP manufacturing facilities located in Rockville, Maryland, one of which was completed in 2018 and is designed to increase our internal capacity to manufacture more drug substance lots, at larger scale and in full compliance with cGMP to support future clinical and commercial production of our and our collaborators’ product candidates. We manufacture drug substance at these facilities that we use for research and development purposes and for clinical trials of our and our collaborators’ product candidates. Although we believe we currently have capacity to produce all of the material required for our and our collaborators’ clinical trials, we may not be able to do so in the future, and may rely on arrangements with third parties. Our current facilities may be insufficient to support our needs for our Phase 3 clinical trials for our antibody product candidates and for commercial quantities of such candidates. We do not have experience in manufacturing products at commercial scale.

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
Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:
•the possibility of a breach of the manufacturing agreements by the third parties because of factors beyond our control;
•the possibility of termination or nonrenewal of the agreements by the third parties before we are able to arrange for a qualified replacement third-party manufacturer; and
•the possibility that we may not be able to secure a manufacturer or manufacturing capacity in a timely manner and on satisfactory terms in order to meet our manufacturing needs.
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
We rely on our computer networks and systems, some of which are managed by third parties, to manage and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. We may face threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to external or internal attacks. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of sensitive or proprietary information. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue, regulatory actions or litigation. Any disruption could also have a material adverse impact on our operations. We have not experienced any known attacks on our information technology systems that have resulted in any material system failure, accident or security breach to date.

Risks Related to Our Intellectual Property
Our commercial success depends significantly on our ability to operate without infringing the valid patents and other proprietary rights of third parties.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position. For example, certain patents held by third parties cover Fc engineering methods and mutations in Fc regions to enhance the binding of Fc regions to Fc receptors on immune cells. Although we believe that these patents are not infringed, and/or are invalid and/or unenforceable, if a court should find that they cover margetuximab or enoblituzumab and we are unable to invalidate such patents, or if licenses for them are not available on commercially reasonable terms, our business could be harmed, perhaps materially.
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

In the pharmaceutical industry, significant litigation and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights have become commonplace. The types of situations in which we may become a party to such litigation or proceedings include
•we or our collaborators may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties or to obtain a judgment that our products or processes do not infringe those third parties' patents;
•if our competitors file patent applications that claim technology also claimed by us or our licensors, we or our licensors may be required to participate in interference or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third party with a dominant patent position;
•if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings; and
•if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our processes or products infringe or misappropriate their patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.
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

The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the United States Patent and Trademark Office (USPTO) and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Outside the United States, patent protection must be sought in individual jurisdictions, further adding to the cost and uncertainty of obtaining adequate patent protection outside of the United States. Accordingly, we cannot predict whether additional patents protecting our technology will issue in the United States or in foreign jurisdictions, or whether any patents that do issue will have claims of adequate scope to provide competitive advantage. Moreover, we cannot predict whether third parties will be able to successfully obtain claims or the breadth of such claims. The allowance of broader claims may increase the incidence and cost of patent interference proceedings, opposition proceedings, and/or reexamination proceedings, the risk of infringement litigation, and the vulnerability of the claims to challenge. On the other hand, the allowance of narrower claims does not eliminate the potential for adversarial proceedings, and may fail to provide a competitive advantage. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage.
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
The following are examples of litigation and other adversarial proceedings or disputes that we could become a party to involving our patents or patents licensed to us:
•we or our collaborators may initiate litigation or other proceedings against third parties to enforce our patent rights;
•third parties may initiate litigation or other proceedings seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their product or technology does not infringe our patents or patents licensed to us;
•third parties may initiate opposition, reexamination or inter partes review proceedings challenging the validity or scope of our patent rights, requiring us or our collaborators and/or licensors to participate in such proceedings to defend the validity and scope of our patents;
•there may be a challenge or dispute regarding inventorship or ownership of patents currently identified as being owned by or licensed to us;
•the USPTO may initiate an interference between patents or patent applications owned by or licensed to us and those of our competitors, requiring us or our collaborators and/or licensors to participate in an interference proceeding to determine the priority of invention, which could jeopardize our patent rights; or
•third parties may seek approval to market biosimilar versions of our future approved products prior to expiration of relevant patents owned by or licensed to us, requiring us to defend our patents, including by filing lawsuits alleging patent infringement.
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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•others may be able to develop a platform that is similar to, or better than, ours in a way that is not covered by the claims of our patents;
•others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of our patents;
•we might not have been the first to make the inventions covered by patents or pending patent applications;

•we might not have been the first to file patent applications for these inventions;
•any patents that we obtain may not provide us with any competitive advantages or may ultimately be found invalid or unenforceable; or
•we may not develop additional proprietary technologies that are patentable.
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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and

/or applications. We have systems in place to remind us to pay these fees, and we rely on our outside counsel to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business. In addition, we are responsible for the payment of patent fees for patent rights that we have licensed from other parties. If any licensor of these patents does not itself elect to make these payments, and we fail to do so, we may be liable to the licensor for any costs and consequences of any resulting loss of patent rights.

If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation for extending the term of patents covering each of our product candidates, our business may be materially harmed.

Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced, possibly materially,

Risks Related to Legal Compliance Matters
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

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, (FCPA) and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We and our commercial partners operate in a number of jurisdictions that pose a risk of potential FCPA violations, and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or other anti-corruption laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws. If we violate provisions of the FCPA or other anti-corruption laws or are subject to an investigation or audit pursuant to these laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures and legal expenses, which could have an adverse impact on our business, financial condition and results of operations.

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
As of February 22, 2019, we had 364 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

Risks Relating to Our Common Stock
Our stock price may be volatile and fluctuate substantially, which may subject us to securities class action litigation.
Our stock price is likely to be volatile and fluctuate substantially.   The stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology, and other life sciences company stocks. The volatility of pharmaceutical, biotechnology, and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:
•results and timing of our clinical trials and clinical trials of our competitors’ products;
•failure or discontinuation of any of our development programs;
•issues in manufacturing our product candidates or future approved products;
•issues in designing or constructing our commercial manufacturing facilities;
•regulatory developments or enforcement in the United States and foreign countries with respect to our product candidates or our competitors’ products;
•competition from existing products or new products that may emerge;
•developments or disputes concerning patents or other proprietary rights;
•introduction of technological innovations or new commercial products by us or our competitors;
•announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•changes in estimates or recommendations by securities analysts, if any cover our common stock;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•public concern over our product candidates or any future approved products;
•threatened or actual litigation;
•future or anticipated sales of our common stock;

•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•additions or departures of key personnel;
•changes in the structure of health care payment systems in the United States or overseas;
•failure of any of our product candidates, if approved, to achieve commercial success;
•economic and other external factors or other disasters or crises;
•period-to-period fluctuations in our financial condition and results of operations, including the timing of receipt of any milestone or other payments under commercialization or licensing agreements;
•general market conditions and market conditions for biopharmaceutical stocks; and
•overall fluctuations in U.S. equity markets.
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
Certain provisions of our restated certificate of incorporation and amended and restated bylaws could discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, since our board of directors is responsible for appointing the members of our management team, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management by making it more difficult for stockholders to replace members of our board of directors. These provisions:
•allow the authorized number of directors to be changed only by resolution of our board of directors;
•establish a classified board of directors, providing that not all members of the board of directors be elected at one time;
•authorize our board of directors to issue without stockholder approval blank check preferred stock that, if issued, could operate as a "poison pill" to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors;
•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;
•establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings;
•limit who may call stockholder meetings; and
•require the approval of the holders of 75% of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our restated certificate of incorporation and restated bylaws.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
We lease approximately 200,000 square feet of manufacturing, office and laboratory space in Rockville, Maryland under five leases that have terms that expire between 2019 and 2027 unless renewed.  We also lease office and laboratory space in Brisbane, CA which is leased until 2023. We believe that our properties are generally in good condition, well maintained, suitable and adequate to carry on our business.  We believe our capital resources are sufficient to lease any additional facilities required to meet our expected growth needs.

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

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol "MGNX".  As of February 22, 2019, we had 48,780,321 shares of common stock outstanding held by approximately 75 holders of record, which include shares held by a broker, bank or other nominee.  We have never declared or paid any cash dividends.  We do not anticipate declaring or paying cash dividends for the foreseeable future.  Instead, we will retain our earnings, if any, for the future operation and expansion of our business.
Performance Graph
The following graph compares the five-year cumulative total return of our common stock with the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index.  The comparison assumes a $100 investment on December 31, 2013 in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index, and assumes reinvestment of the full amount of all dividends, if any.  Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return
Among MacroGenics, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index

$200
$150
$100
$50
$0
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
MacroGenics, Inc. (MGNX)
Nasdaq Composite Index
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

ITEM 6. SELECTED FINANCIAL DATA
The consolidated statement of operations and comprehensive loss data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 presented below have been derived from our audited consolidated financial statements and footnotes included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations and comprehensive loss data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements which are not included herein.  Historical results are not necessarily indicative of future results.  The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(in thousands, except share and per share data)
Consolidated Statement of Operations and Comprehensive Loss:
Total revenues	$60,121	$157,742	$91,880	$100,854	$47,797
Costs and expenses:
Research and development	190,827	147,232	122,091	98,271	70,186
General and administrative	40,500	32,653	29,831	22,765	15,926
Total costs and expenses	231,327	179,885	151,922	121,036	86,112
Loss from operations	(171,206)	(22,143)	(60,042)	(20,182)	(38,315)
Other income (expense)	(247)	2,517	1,514	42	2
Net loss	(171,453)	(19,626)	(58,528)	(20,140)	(38,313)
Other comprehensive loss:
Unrealized gain (loss) on investments	58	21	(77)	(5)	—
Comprehensive loss	$(171,395)	$(19,605)	$(58,605)	$(20,145)	$(38,313)
Basic and diluted net loss per common share	$(4.19)	$(0.54)	$(1.69)	$(0.63)	$(1.40)
Basic and diluted weighted average number of common shares	40,925,318	36,095,080	34,685,274	31,801,645	27,384,990

	As of December 31,
	2018	2017	2016	2015	2014

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$232,863	$305,121	$284,982	$339,049	$157,591
Total assets	332,130	373,883	311,263	359,269	173,886
Deferred revenue	40,722	20,839	14,306	18,497	30,720
Total stockholders' equity	242,877	299,238	268,751	313,337	121,286

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
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts.  Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2018, combined with the net proceeds from our February 2019 offering of common stock and proceeds from collaboration payments we anticipate receiving, will enable us to fund our operations into 2021 based on our current business plan.
Through December 31, 2018, we had an accumulated deficit of $490.3 million.  We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.

Strategic Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current strategic collaborations include the following:
•Incyte. In October 2017, we entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for MGA012, an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1). Incyte has obtained exclusive worldwide rights for the development and commercialization of MGA012 in all indications, while we retain the right to develop our pipeline assets in combination with MGA012. The transaction closed in the fourth quarter of 2017 and we received a $150.0 million upfront payment from Incyte upon the closing.
Under the terms of the collaboration, Incyte will lead global development of MGA012. Assuming successful development and commercialization by Incyte, we could receive development and regulatory milestones of up to approximately $420.0 million, of which we've already received $15.0 million, and up to $330.0 million in commercial milestones. If commercialized, we would be eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote with Incyte. We retain the right to develop our pipeline assets in combination with MGA012, with Incyte commercializing MGA012 and MacroGenics commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of MGA012. In addition, we retain the right to manufacture a portion of both companies' global commercial supply needs of MGA012 subject to a separate commercial supply agreement.

•Servier. In September 2012, we entered into an agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) to develop and commercialize three DART molecules in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. In February 2014, Servier exercised its option to develop and commercialize flotetuzumab, for which we received a $15.0 million license option fee. As of December 31, 2018, Servier had terminated its option to license MGD007 and the third DART molecule. We received a $20.0 million upfront option fee upon execution of the agreement. In addition, we will be eligible to receive up to approximately $308.5 million in additional clinical, development, regulatory and sales milestone payments if Servier successfully develops, obtains regulatory approval for, and commercializes flotetuzumab. Servier may share Phase 2 and Phase 3 development costs and would be obligated to pay us low double-digit to mid-teen royalties on product sales in its territories.
•Zai Lab.  In November 2018, we entered into a collaboration and license agreement with Zai Lab Limited (Zai Lab)  under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan for (i) margetuximab, an immune-optimized anti-HER2 monoclonal antibody, (ii) MGD013, a bispecific DART molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development. Zai Lab will lead clinical development in its territory.
Under the terms of the agreement, Zai Lab paid us an upfront payment of $25.0 million less foreign withholding tax of $2.5 million, which was received in January 2019. Assuming successful development and commercialization of margetuximab, MGD013 and the TRIDENT molecule, we could receive up to $140.0 million in development and regulatory milestones. In addition, Zai Lab would pay us double-digit royalties on annual net sales of the assets, which may be subject to adjustment in specified circumstances.

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
Research and Development Expense
Research and development expense consists of expenses incurred in performing research and development activities. These expenses include conducting preclinical experiments and studies, clinical trials, manufacturing efforts and regulatory filings for all product candidates, and other indirect expenses in support of our research and development activities. We capture research and development expense on a program-by-program basis for our product candidates that are in clinical development and recognize these expenses as they are incurred. The following are items we include in research and development expense:
•Employee-related expenses, such as salaries and benefits;
•Employee-related overhead expenses, such as facilities and other allocated items;
•Stock-based compensation expense to employees engaged in research and development activities;
•Depreciation of laboratory equipment, computers and leasehold improvements;
•Fees paid to consultants, subcontractors, clinical research organizations (CROs) and other third party vendors for work performed under our preclinical and clinical trials including, but not limited to, investigator grants, laboratory work and analysis, database management, statistical analysis, and other items;
•Amounts paid to vendors and suppliers for laboratory supplies;
•Costs related to manufacturing clinical trial materials, including vialing, packaging and testing;
•License fees and other third party vendor payments related to in-licensed product candidates and technology; and
•Costs related to compliance with regulatory requirements.
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
General and Administrative Expenses
General and administrative expenses consist of salaries and related benefit costs for employees in our executive, finance, legal and intellectual property, business development, human resources, information technology and other support functions, travel expenses and other legal and professional fees.
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
Revenue Recognition
Beginning January 1, 2018, we recognize revenue under Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers and all related amendments (collectively ASC 606) when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, management performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
We enter into licensing agreements that are within the scope of ASC 606, under which we may license rights to research, develop, manufacture and commercialize our product candidates to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. We may also enter into development and manufacturing service agreements with our collaborators.
For each arrangement that results in revenues, we identify all performance obligations, which may include a license to intellectual property and know-how, research and development activities, transition activities and/or manufacturing services. In order to determine the transaction price, in addition to any upfront payment, management estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. We constrain (reduce) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur. When determining if variable consideration should be constrained, management considers whether there are factors outside our control that could result in a significant reversal of revenue. In making these assessments, management considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.
Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is generally allocated to each separate performance obligation on a relative standalone selling price basis. We must develop assumptions that require judgment to determine the standalone selling price in order to account for these agreements. To determine the standalone selling price, management’s assumptions may include (i) the probability of obtaining marketing approval for the product candidate, (ii) estimates regarding the timing and the expected costs to develop and commercialize the product candidate, and (iii) estimates of future cash flows from potential product sales with respect to the product candidate. Standalone selling prices used to perform the initial allocation are not updated after contract inception. We do not include a financing component to its estimated transaction price at contract inception unless we estimate that certain performance obligations will not be satisfied within one year.
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
Licenses. If the license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and when (or as) the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, we consider factors such as the research, development, manufacturing and commercialization capabilities of the licensee and the availability of the associated expertise in the general marketplace. In addition, we consider whether the licensee can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, management utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue we record in future periods.
Research, Development and/or Manufacturing Services. The promises under our agreements may include research and development or manufacturing services to be performed by us on behalf of the counterparty. If these services are determined to be distinct from the other promises or performance obligations identified in the arrangement, we recognize the transaction price allocated to these services as revenue over time based on an appropriate measure of progress when the performance by us does not create an asset with an alternative use and we have an enforceable right to payment for the performance completed to date. If these services are determined not to be distinct from the other promises or performance obligations identified in the arrangement, we recognize the transaction price allocated to the combined performance obligation as the related performance obligations are satisfied.
Customer Options. If an arrangement contains customer options, we evaluate whether the options are material rights because they allow the customer to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised. If the options are deemed not to be a material right, they are excluded as performance obligations at the outset of the arrangement.
Milestone Payments. At the inception of each arrangement that includes development milestone payments, management evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, management reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.
Royalties. For arrangements that include sales-based royalties which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.
We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties who are both active participants in the activities and are both exposed to significant risks and rewards dependent on the commercial success of such activities. Such arrangements generally are within the scope of ASC 808, Collaborative Arrangements (ASC 808). While ASC 808 defines collaborative arrangements and provides guidance on income statement presentation, classification, and disclosures related to such arrangements, it does not address recognition and measurement matters, such as (1) determining the appropriate unit of accounting or (2) when the recognition criteria are met. Therefore, the accounting for these arrangements is either based on an analogy to other accounting literature or an accounting policy election by management. We account for certain components of the collaboration agreement that are reflective of a vendor-customer relationship (e.g., licensing arrangement) based on an analogy to ASC 606. We account for other components based on a reasonable, rational and consistently applied accounting policy election.   Reimbursements from the counter-party that are the result of a collaborative relationship with the counter-party, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense as the services are performed.
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
•Fees paid to clinical research organizations (CROs) for services performed on clinical trials;
•Fees paid to investigator sites for performance on clinical trials;
•Fees paid for professional services; and
•Development expenses incurred by our collaborators that we share.
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

We recorded net deferred tax assets of $172.5 million  as of December 31, 2018, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily comprised of federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards. As of December 31, 2018, we had federal and state NOL carryforwards of $415.6 million. Of these NOLs, $237.8 million will expire in various years beginning in 2025 through 2037. $177.8 million of NOLs were generated post December 31, 2017 and carryforward indefinitely. As of December 31, 2018, we had  research and development tax credit carryforwards of $52.3 million available, which will begin to expire at various dates starting in 2022. We are already subject to Section 382 limitations due to acquisitions we made in 2002 and 2008. Future changes in stock ownership may also trigger an ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and tax credit carryforwards to reduce United States federal income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.

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
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. generally accepted accounting principles (GAAP) in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of the enactment of the Tax Act, or December 22, 2018. We recognized the provisional tax impacts related to the re-measurement of our U.S. deferred tax assets and liabilities to 21% in 2017 and included these amounts in our consolidated financial statements for the year ended December 31, 2017. This change in value of these deferred tax assets and liabilities was offset by a corresponding change in valuation allowance, thus no tax expense or benefit was recorded. We completed our evaluation of the effects of the Tax Act during the fourth quarter of 2018, and the provisional amounts we accounted for in our December 31, 2017 provision were finalized with no adjustments.
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation. The fair value of stock-based payments is estimated, on the date of grant, using a Black-Scholes model. The resulting fair value is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the option. The use of a Black-Scholes model requires us to apply judgment and make assumptions and estimates that include the following:
•Fair Value of Common Stock – Before our entry into the public market on October 10, 2013, our Board of Directors determined the fair value of the common stock. The Board of Directors made determinations of fair value based, in part, upon contemporaneous valuations to determine fair value. The contemporaneous valuations were performed in accordance with applicable methodologies, approaches and assumptions of the technical practice-aid issued by the American Institute of Certified Public Accountants Practice Aid entitled Valuation of Privately-Held Company Equity Securities Issued as Compensation.
•Expected Volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. As we do not yet have sufficient history of our own volatility, we have identified several public entities of similar size, complexity and stage of development and estimate volatility based on the volatility of these companies.
•Expected Dividend Yield – We have never declared or paid dividends and have no plans to do so in the foreseeable future.
•Risk-Free Interest Rate – This is the U.S. Treasury rate for the week of each option grant during the year, having a term that most closely resembles the expected life of the option.

•Expected Term – This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years and we have estimated the expected life of the option term to be 6.25 years. We use a simplified method to calculate the average expected term.
•Expected Forfeiture Rate – The forfeiture rate is the estimated percentage of options granted that is expected to be forfeited or canceled on an annual basis before becoming fully vested. We estimate the forfeiture rate based on turnover data with further consideration given to the class of the employees to whom the options were granted.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for information under the caption "Recently Issued Accounting Standards."
Results of Operations for the Years Ended December 31, 2018 and 2017
Revenue
The following represents a comparison of our revenue for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Increase/(Decrease)
	2018	2017

	(dollars in millions)
Revenue from collaborative agreements	$58.6	$155.5	$(96.9)	(62)%
Revenue from government agreements	1.5	2.2	(0.7)	(32)%
Total revenue	$60.1	$157.7	$(97.6)	(62)%
The decrease of $96.9 million in revenue from collaborative agreements for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to:
• The $150.0 million upfront payment recognized under the Incyte agreement during the year ended December 31, 2017;
•Revenue recognized under the Incyte clinical supply agreement of $22.2 million and the Incyte license agreement of $18.8 million during the year ended December 31, 2018; and
•Recognition of $4.0 million in revenue under an agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche) and $6.1 million under an agreement with Provention Bio, Inc. (Provention) during the year ended December 31, 2018 (see Note 8 of the Notes to the Consolidated Financial Statements for additional information about these agreements).
Research and Development Expenses
The following represents a comparison of our research and development expenses for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Increase/(Decrease)
	2018	2017

	(dollars in millions)
Margetuximab	$68.4	$48.2	$20.2	42%
MGA012	28.6	13.8	$14.8	107%
Enoblituzumab	15.8	21.8	$(6.0)	(28)%
Flotetuzumab (a)	14.4	6.3	$8.1	129%
MGD013	10.3	5.7	$4.6	81%
MGD009	8.9	3.9	$5.0	128%
MGC018	7.0	10.1	$(3.1)	(31)%
MGD007	6.7	6.2	$0.5	8%
MGD019	5.5	6.6	$(1.1)	(17)%
Other immune modulator programs	6.4	6.3	$0.1	2%
Discovery and other pipeline programs, collectively	18.8	18.3	0.5	3%
Total research and development expenses	$190.8	$147.2	$43.6	30%

(a) Expenses are shown net of reimbursements from collaborator.
Research and development expenses were $190.8 million for the year ended December 31, 2018 compared to $147.2 million for the year ended December 31, 2017. The increase of $43.6 million was primarily attributable to:
•Increased clinical trial costs related to our ongoing margetuximab Phase 3 SOPHIA study;
•Increased manufacturing costs related to the clinical supply of margetuximab;
•Increased clinical trial costs related to completing enrollment in a first acute myeloid leukemia (AML) dose expansion cohort of our Phase 1 flotetuzumab study in 2018 and continued enrollment in an additional cohort expansion of this study;
•Increased clinical trial costs related to the Phase 1 study of MGD009 as monotherapy and in combination with MGA012;
•Increased development and manufacturing costs related to the clinical supply of MGA012 for Incyte's clinical trials and our trials of MGA012 in combination with DART molecules;
•Clinical trial costs related to our MGD013 Phase 1 study initiated in the second half of 2017; and
•Increased headcount to support expanded manufacturing and development activities.
These increases were partially offset by:
•Reduced clinical trial costs related to our enoblituzumab studies; and
•Reduced clinical trial costs for MGA012, as the monotherapy trial was transferred to Incyte in 2018.
General and Administrative Expenses
The following represents a comparison of our general and administrative expenses for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Increase/(Decrease)
	2018	2017

	(dollars in millions)
General and administrative expenses	$40.5	$32.7	$7.8	24%
General and administrative expenses increased for the year ended December 31, 2018 by $7.8 million compared to 2017 primarily due to an increase in labor-related costs, including stock-based compensation expense, patent expenses and information technology-related expenses.
Other Income (Expense)
The change to other expense for the year ended December 31, 2018 from other income for the year ended December 31, 2017 is primarily due the revaluation of the warrants we received as consideration under the Provention license agreement of $4.2 million.
Results of Operations for the Years Ended December 31, 2017 and 2016
Revenue
The following represents a comparison of our revenue for the years ended December 31, 2017 and 2016:

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
Research and Development Expenses
The following represents a comparison of our research and development expenses for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Increase/(Decrease)
	2017	2016

	(dollars in millions)
Margetuximab	$48.2	$35.4	$12.8	36%
Enoblituzumab	21.8	18.0	3.8	21%
Flotetuzumab (a)	6.3	3.8	2.5	66%
MGD007	6.2	3.6	2.6	72%
MGD009	3.9	3.3	0.6	18%
MGD010	3.6	7.8	(4.2)	(54)%
MGA012	13.8	9.3	4.5	48%
MGD013	5.7	8.7	(3.0)	(34)%
MGC018	10.1	3.5	6.6	189%
MGD019	6.6	4.8	1.8	38%
Other immune modulator programs	6.3	1.5	4.8	320%
Discovery and other pipeline programs, collectively	14.7	22.4	(7.7)	(34)%
Total research and development expenses	$147.2	$122.1	$25.1	21%
(a) Expenses are shown net of reimbursements from collaborator.
During the year ended December 31, 2017, our research and development expenses increased by $25.1 million compared to 2016. This increase was primarily due to the continued enrollment in our various clinical trials, including two margetuximab studies, multiple enoblituzumab studies, and the flotetuzumab and MGD007 Phase 1 studies. Also contributing to the increase was the initiation of the Phase 1 clinical trial of MGA012 in late 2016, as well as Investigational New Drug (IND)-enabling activities for both MGC018 and MGD019. These increases were partially offset by decreased spending on MGD010 due to the completion of a Phase 1 study and decreased spending on MGD013, as IND-enabling activities ended and the dose escalation study began in 2017.
General and Administrative Expenses
The following represents a comparison of our general and administrative expenses for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Increase/(Decrease)
	2017	2016

	(dollars in millions)
General and administrative expenses	$32.7	$29.8	$2.9	10%
General and administrative expenses increased for the year ended December 31, 2017 by $2.9 million compared to 2016 primarily due to an increase in labor-related costs, including stock-based compensation expense, and information technology-related expenses, partially offset by lower patent expenses.
Other Income
The increase in other income for the years ended December 31, 2017 and 2016 is primarily due to an increase in interest income earned on marketable securities.

Liquidity and Capital Resources
We have historically financed our operations primarily through public and private offerings of equity, upfront fees, milestone payments and license option fees from collaborators and reimbursement through government grants and contracts.    As of December 31, 2018, we had $232.9 million in cash, cash equivalents and marketable securities. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to receive additional reimbursement from our collaborators, including under various government grants or contracts, for certain research and development services rendered, additional milestone and opt-in payments and grant revenue. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.
Funding Requirements
We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval for and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to generate revenue from product sales and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of December 31, 2018, combined with the net proceeds from our February 2019 offering of common stock and other collaboration payments we anticipate receiving, will enable us to fund our operations into 2021, assuming all of our programs and collaborations advance as currently contemplated.

Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(153.2)	$14.4	$(43.7)
Investing activities	56.6	77.9	(70.2)
Financing activities	105.0	35.3	1.9
Net increase (decrease) in cash and cash equivalents	$8.4	$127.6	$(112.0)
Operating Activities
Net cash provided by or used in operating activities reflects, among other things, the amounts used to advance our clinical trials and preclinical activities, and cash used for capital expenditures. The principal use of cash in operating activities for all periods presented was to fund our net loss, adjusted for non-cash items, with the year ended December 31, 2017 benefiting from the $150.0 million upfront payment from Incyte, resulting in cash provided by operations. Cash used for operating activities during the year ended December 31, 2016 benefited from the $75.0 million upfront payment received from Janssen.
Investing Activities
Net cash provided by investing activities during the years ended December 31, 2018 and December 31, 2017  is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities and making leasehold improvements to our facilities, including the build out of a manufacturing suite at our headquarters building in Rockville, Maryland. Net cash used in investing activities during the year ended December 31, 2016 is primarily due to investing our cash in marketable securities and making leasehold improvements to our facilities.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2018 reflects net cash proceeds from our securities offering of approximately $103.3 million, and cash from stock option exercises and the purchase of shares under our employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2017 reflects net cash proceeds from our securities offerings of approximately $34.2 million and cash from stock option exercises and the purchase of shares under our employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2016 includes cash from stock option exercises.

Contractual Obligations and Contingent Liabilities
Our current obligations and contingent liabilities are limited to the operating leases at our facilities in Rockville, Maryland and Brisbane, California. The following table represents future minimum operating lease payments under non-cancelable operating leases as of December 31, 2018:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

	(in millions)
Operating Leases	$39.1	$6.3	$9.5	$9.5	$13.8

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of December 31, 2018, we had cash, cash equivalents and marketable securities of $232.9 million. Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth on pages F-1 - F-26.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control
We completed a phased implementation of a new enterprise resource planning (ERP) system during 2018, which replaced or enhanced certain internal financial, operating and other systems that are critical to our business operations.  The ERP implementation affected the processes that constitute our internal control over financial reporting. Management has taken steps to ensure that appropriate controls were designed and implemented as the new ERP system was implemented.
With the exception of the ERP implementation described above, there were no changes in the Company's internal control over financial reporting that occurred during the quarterly period ended December 31, 2018 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
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
•pertain to the management of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.  In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2018, the Company's internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 55.

ITEM 9B. OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited MacroGenics, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MacroGenics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 26, 2019, expressed an unqualified opinion thereon.
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
February 26, 2019

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate herein by reference the relevant information concerning directors, executive officers and corporate governance to be included in our definitive proxy statement for the 2019 annual meeting of stockholders (the 2019 Proxy Statement).

ITEM 11. EXECUTIVE COMPENSATION
We incorporate herein by reference the relevant information concerning executive compensation to be included in the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate herein by reference the relevant information concerning security ownership of certain beneficial owners and management to be included in the 2019 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate herein by reference the relevant information concerning certain other relationships and related transactions to be included in the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
We incorporate herein by reference the relevant information concerning principal accountant fees and services to be included in the 2019 Proxy Statement.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements:
2.Financial Statement Schedules:
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
3.Exhibits
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
Scott Koenig, M.D., Ph.D.
President and CEO and Director
Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Koenig	President and CEO and Director	February 26, 2019
Scott Koenig, M.D., Ph.D.	(Principal Executive Officer)

/s/ James Karrels	Senior Vice President, Chief Financial	February 26, 2019
James Karrels	Officer and Secretary (Principal Financial Officer)

/s/ Lynn Cilinski	Vice President, Controller and Treasurer	February 26, 2019
Lynn Cilinski	(Principal Accounting Officer)

/s/ Paulo Costa	Director	February 26, 2019
Paulo Costa

/s/ Karen Ferrante, M.D.	Director	February 26, 2019
Karen Ferrante, M.D.

/s/ Matthew Fust	Director	February 26, 2019
Matthew Fust

/s/ Kenneth Galbraith	Director	February 26, 2019
Kenneth Galbraith

/s/ Edward Hurwitz	Director	February 26, 2019
Edward Hurwitz

/s/ Scott Jackson	Director	February 26, 2019
Scott Jackson

/s/ Jay Siegel, M.D.	Director	February 26, 2019
Jay Siegel, M.D.

/s/ David Stump, M.D.	Director	February 26, 2019
David Stump, M.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MacroGenics, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019, expressed an unqualified opinion thereon.
Adoption of Accounting Standards Update (ASU) No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of ASU No. 2014-09, “Revenues from Contracts with Customers,” as amended (Topic 606).
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Baltimore, Maryland
February 26, 2019

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$220,128	$211,727
Marketable securities	12,735	93,394
Accounts receivable	29,583	13,643
Prepaid expenses	6,406	3,151
Other current assets	272	383
Total current assets	269,124	322,298

Property, equipment and software, net	56,712	49,983
Other assets	6,294	1,602
Total assets	$332,130	$373,883

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,005	$2,451
Accrued expenses	33,021	38,581
Deferred revenue	21,721	7,202
Deferred rent	1,018	1,048
Other current liabilities	175	473
Total current liabilities	59,940	49,755

Deferred revenue, net of current portion	19,001	13,637
Deferred rent, net of current portion	10,312	11,253
Total liabilities	89,253	74,645

Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 42,353,301 and 36,859,077 shares outstanding at December 31, 2018 and December 31, 2017, respectively	424	369
Additional paid-in capital	732,727	611,270
Accumulated other comprehensive loss	(3)	(61)
Accumulated deficit	(490,271)	(312,340)
Total stockholders' equity	242,877	299,238
Total liabilities and stockholders' equity	$332,130	$373,883
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Revenue from collaborative agreements	$58,644	$155,516	$86,582
Revenue from government agreements	1,477	2,226	5,298
Total revenues	60,121	157,742	91,880

Costs and expenses:
Research and development	190,827	147,232	122,091
General and administrative	40,500	32,653	29,831
Total costs and expenses	231,327	179,885	151,922

Loss from operations	(171,206)	(22,143)	(60,042)

Other income (expense)	(247)	2,517	1,514
Net loss	(171,453)	(19,626)	(58,528)

Other comprehensive loss:
Unrealized gain (loss) on investments	58	21	(77)
Comprehensive loss	$(171,395)	$(19,605)	$(58,605)

Basic and diluted net loss per common share	$(4.19)	$(0.54)	$(1.69)
Basic and diluted weighted average number of common shares	40,925,318	36,095,080	34,685,274
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2015	34,345,754	$343	—	$—	$547,185	$(234,186)	$(5)	$313,337
Share-based compensation	—	—	—	—	12,165	—	—	12,165
Stock plan related activity	524,853	6	1,862	(39)	1,887	—	—	1,854
Retirement of treasury stock	—	—	(1,862)	39	(39)	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	(77)	(77)
Net loss	—	—	—	—	—	(58,528)	—	(58,528)
Balance, December 31, 2016	34,870,607	349	—	—	561,198	(292,714)	(82)	268,751
Share-based compensation	—	—	—	—	14,744	—	—	14,744
Issuance of common stock, net of offering costs	1,699,284	17	—	—	34,227	—	—	34,244
Stock plan related activity	289,186	3	1,862	(40)	1,141	—	—	1,104
Retirement of treasury stock	—	—	(1,862)	40	(40)	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	21	21
Net loss	—	—	—	—	—	(19,626)	—	(19,626)
Balance, December 31, 2017	36,859,077	369	—	—	611,270	(312,340)	(61)	299,238
Cumulative effect of adoption of accounting standards	—	—	—	—	—	(6,478)	—	(6,478)
Share-based compensation	—	—	—	—	16,520	—	—	16,520
Issuance of common stock, net of offering costs	5,175,000	52	—	—	103,207	—	—	103,259
Stock plan related activity	319,224	3	11,070	(260)	1,990	—	—	1,733
Retirement of treasury stock	—	—	(11,070)	260	(260)	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	58	58
Net loss	—	—	—	—	—	(171,453)	—	(171,453)
Balance, December 31, 2018	42,353,301	$424	—	$—	$732,727	$(490,271)	$(3)	$242,877
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(171,453)	$(19,626)	$(58,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,279	7,228	7,608
Share-based compensation	16,520	14,744	12,165
Changes in operating assets and liabilities:
Accounts receivable	(15,941)	(10,878)	(1,540)
Prepaid expenses	(3,255)	332	(1,677)
Other assets	(4,580)	262	276
Accounts payable	1,554	(1,544)	2,232
Accrued expenses	3,506	12,832	4,659
Deferred revenue	13,405	6,533	(4,191)
Deferred rent	(971)	6,115	(1,134)
Other liabilities	(298)	(1,593)	(3,549)
Net cash provided by (used in) operating activities	(153,234)	14,405	(43,679)

Cash flows from investing activities
Purchases of marketable securities	(132,750)	(135,122)	(347,762)
Proceeds from sales and maturities of marketable securities	214,348	242,401	288,894
Purchases of property, equipment and software	(24,954)	(29,403)	(11,381)
Net cash provided by (used in) investing activities	56,644	77,876	(70,249)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	103,259	34244	—
Proceeds from stock option exercises and ESPP purchases	1,992	1,144	1,893
Purchase of treasury stock	(260)	(40)	(39)
Net cash provided by financing activities	104,991	35,348	1,854
Net change in cash and cash equivalents	8,401	127,629	(112,074)
Cash and cash equivalents at beginning of period	211,727	84,098	196,172
Cash and cash equivalents at end of period	$220,128	$211,727	$84,098
Non-cash operating and investing activities:
Fair value of warrants received	$6,130	$—	$—
See accompanying notes.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Nature of Operations
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. The Company currently has a pipeline of product candidates in human clinical testing that have been created primarily using its proprietary technology platforms. The Company believes its programs have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.

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
At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security's relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. The Company also evaluates whether it is more likely than not that it will be required to sell a security prior to recovery of its fair value.  An impairment loss is recognized at the time the Company determines that a decline in the fair value below its cost basis is other-than-temporary. There were no unrealized losses at December 31, 2018 or 2017 that the Company determined to be other-than-temporary.

Accounts Receivable
Accounts receivable that management has the intent and ability to collect are reported in the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote.
The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2018 or 2017, as the Company has a history of collecting on all outstanding accounts.
Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of their short-term nature.  The Company accounts for recurring and non-recurring fair value measurements in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
•Level 1 – Fair value is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities.
•Level 2 – Fair value is determined by using inputs other than Level 1 quoted prices that are directly or indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models, such as interest rates and yield curves that can be corroborated by observable market data.
•Level 3 – Fair value is determined by inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgments to be made by a reporting entity – e.g., determining an appropriate adjustment to a discount factor for illiquidity associated with a given security.
The Company evaluates financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. This determination requires the Company to make subjective judgments as to the significance of inputs used in determining fair value and where such inputs lie within the ASC 820 hierarchy.
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$46,257	$46,257	$—	$—
U.S Treasury securities	12,488	—	12,488	—
Corporate debt securities	100,214	—	100,214	—
Common stock warrants	1,890	—	—	$1,890
Total assets measured at fair value (a)	$160,849	$46,257	$112,702	$1,890

	Fair Value Measurement at December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$61,512	$61,512	$—	$—
U.S Treasury securities	3,989	—	3,989	—
Government-sponsored enterprises	11,991	—	11,991	—
Corporate debt securities	78,418	—	78,418	—
Total assets measured at fair value (b)	$155,910	$61,512	$94,398	$—
(a) Total assets measured at fair value at December 31, 2018 includes approximately $146.2 million reported in cash and cash equivalents on the balance sheet.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and money market funds with financial institutions that are federally insured. While balances deposited in these institutions often exceed Federal Deposit Insurance Corporation limits, the Company has not experienced any losses on related accounts to date.  The Company's investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The counterparties are various corporations, financial institutions and government agencies of high credit standing.
The Company's revenue relates to agreements with various collaborators and contracts and research grants received from U.S. government agencies. The following table includes those collaborators that represent more than 10% of total revenue earned in the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Incyte Corporation (Incyte)	68%	96%	—%
Janssen Biotech, Inc. (Janssen)	*	*	85%
Provention Bio, Inc. (Provention)	10%	—%	—%
The following table includes those counterparties that represent more than 10% of accounts receivable at the date indicated:

	December 31,
	2018	2017
Zai Lab Limited (Zai Lab)	76%	—%
Incyte	16%	—%
F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche)	—%	73%
Les Laboratoires Servier and Institut de Recherches Servier (Servier)	*	12%
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
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment. ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or asset group. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset group. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. For the years ended December 31, 2018, 2017 and 2016, the Company determined that there were no impaired assets.
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
Revenues
Beginning on January 1, 2018, the Company recognizes revenue under Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers and all related amendments (collectively ASC 606) when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
The Company enters into licensing agreements that are within the scope of ASC 606, under which it may license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. The Company may also enter into development and manufacturing service agreements with its collaborators.
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
Customer Options. If an arrangement contains customer options, the Company evaluates whether the options are material rights because they allow the customer to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised. If the options are deemed not to be a material right, they are excluded as performance obligations at the outset of the arrangement.
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
For a complete discussion of accounting for revenue from collaborative and other agreements, see Note 8, Collaboration and Other Agreements.
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
Net Loss Per Share
Basic loss per common share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants. 5,273,964 stock options (common stock equivalents) were excluded from the calculation of diluted net loss per share for the year ended December 31, 2018 because their inclusion would have been anti-dilutive. 4,504,642 stock options and 3,838,060 stock options were excluded from the calculation of diluted net loss per share for the years ended December 31, 2017 and 2016, respectively, because their inclusion would have been anti-dilutive.
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASC 606. The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts that were not completed as of January 1, 2018. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with available practical expedients. Comparative prior period information continues to be reported under the accounting standards in effect for the period presented.
As a result of applying the modified retrospective method to adopt the new guidance, the following adjustments were made to accounts on the consolidated balance sheet as of January 1, 2018 (in thousands):

	Pre-Adoption	ASC 606 Adjustment	Post-Adoption
Deferred revenue, current	$7,202	$540	$7,742
Deferred revenue, net of current portion	13,637	5,939	19,576
Accumulated deficit	(312,340)	(6,478)	(318,818)

The transition adjustment resulted primarily from changes in the pattern of revenue recognition for upfront fees and license grant fees.
The following table shows the impact of adoption to the consolidated statement of income and balance sheet (in thousands):

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenue from collaborative agreements	$58,644	$58,104	$540
Net loss	(171,453)	(171,993)	(540)
Basic and diluted net loss per common share	$(4.19)	$(4.20)	$0.01

	As of December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Deferred revenue, current	$21,721	$22,210	$(489)
Deferred revenue, net of current portion	19,001	12,573	6,428
Accumulated deficit	(490,271)	$(484,332)	$(5,939)

The following table presents changes in the Company’s contract liabilities during the year ended December 31, 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred revenue (current and non-current)	$27,318	$22,992	$(9,588)	$40,722

During the year ended December 31, 2018, the Company recognized $9.6 million in revenue as a result of changes in the contract liability balance.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law making significant changes to the Internal Revenue Code, which included how the U.S. imposes income tax on multinational corporations. Key changes in the Tax Act which are relevant to the Company, and generally effective January 1, 2018, include a flat corporate income tax rate of 21% to replace the marginal rates that range from 15% to 35% and the elimination of the corporate alternative minimum tax. The Tax Act also imposes limits on executive compensations and interest expense deductions, while permitting the immediate expensing for the cost of new investments in certain property acquired after September 27, 2017.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allowed registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and required the completion of the accounting no later than one year from the date of the enactment of the Tax Act, or December 22, 2018. The Company has recognized the provisional tax impacts related to the re-measurement of its U.S. deferred tax assets and liabilities to 21% in 2017 and included these amounts in its consolidated financial statements for the year ended December 31, 2017. This change in value of these deferred tax assets and liabilities was offset by a corresponding change in valuation allowance, thus no tax expense or benefit was recorded. The Company completed its evaluation of the effects of the Tax Act during the fourth quarter of 2018, and the provisional amounts the Company accounted for in its December 31, 2017 provision were finalized with no adjustments.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02) that provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. ASU 2016-02 includes a short-term lease exception for leases with an original term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies how to apply certain aspects of ASU 2016-02. ASU 2016-02, ASU 2018-10 and ASU 2018-11 (now commonly referred to as ASC Topic 842 (ASC 842)) is effective for the Company’s fiscal year beginning January 1, 2019. Although early adoption is permitted, the Company has not elected to do so. The Company plans to elect the transition option provided under ASU 2018-11, which will not require adjustments to comparative periods nor require modified disclosures in those comparative periods. Upon adoption, the Company expects to elect the transition package of practical expedients permitted within the new standard, which among other things, allows the carryforward of the historical lease classification. Based on its current lease portfolio, the Company estimates that the adoption ASC 842 will result in approximately $16.0 million of right of use assets and $28.0 million of lease liabilities being reflected on its consolidated balance sheet at the date of adoption.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the interaction between Topic 808 and Topic 606 (ASU 2018-18). The amendments provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. It also specifically (i) addresses when the participant should be considered a customer in the context of a unit of account, (ii) adds unit-of-account guidance in ASC 808 to align with guidance in ASC 606, and (iii) precludes presenting revenue from a collaborative arrangement together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer. The guidance will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted and should be applied retrospectively. The Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial statements.
The Company has evaluated all other ASUs issued through the date the consolidated financials were issued and believes that the adoption of these will not have a material impact on the Company's consolidated financial statements.

3. Marketable Securities
Available-for-sale marketable securities as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$12,738	$—	$(3)	$12,735

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$3,995	$—	$(6)	$3,989
Government-sponsored enterprises	11,998	—	(7)	11,991
Corporate debt securities	77,462	2	(50)	77,414
Total	$93,455	$2	$(63)	$93,394
All of the Company's available-for-sale securities held at December 31, 2018 and 2017 had maturity dates of less than one year.

All available-for-sale securities in an unrealized loss position as of December 31, 2018 and 2017 were in a loss position for less than twelve months.  There were no unrealized losses at December 31, 2018 or 2017 that the Company determined to be other-than-temporary. The Company recorded interest income of $2.3 million, $2.4 million and $2.3 million during the years ended December 31, 2018, 2017 and 2016, respectively, which is included in other income (expense) on the consolidated statements of operations and comprehensive loss.

4. Property, Equipment and Software
Property, equipment and software consists of the following (in thousands):

	December 31,
	2018	2017
Computer equipment	$2,360	$2,261
Software	7,011	5,111
Furniture and office equipment	668	656
Lab equipment	36,062	20,549
Leasehold improvements	48,328	17,525
Construction in progress	218	32,800
Property, equipment and software	94,647	78,902
Less accumulated depreciation and amortization	(37,935)	(28,919)
Property, equipment and software, net	$56,712	$49,983
Construction in progress at December 31, 2017 consisted of the costs incurred for the build-out of a manufacturing suite at the Company's headquarters building in Rockville, Maryland, which was completed in mid-2018.
We had $0.6 million in property, equipment and software at December 31, 2018 that was purchased in 2018 but was not paid for by year end.  Property, equipment and software balance at December 31, 2017 includes approximately $9.6 million in assets that were purchased in 2017 but were not paid for by year end. Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2018, 2017 and 2016 was $9.2 million, $7.0 million and $6.8 million, respectively.

5. Stockholders' Equity
 The Company's amended and restated certificate of incorporation authorizes 125,000,000 shares of common stock, and 5,000,000 shares of undesignated preferred stock, both with a par value of $.01 per share.  There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2018 or 2017.
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

6. Stock-based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the year ended December 31, 2018, employees purchased 44,862 shares of common stock under the 2016 ESPP for net proceeds to the Company of approximately $0.8 million.
Employee Stock Option Plans
Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the Internal Revenue Code (IRC), or non-qualified stock options. In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of December 31, 2018, under the 2003 Plan, there were options to purchase an aggregate of 746,803 shares of common stock outstanding at a weighted average exercise price of $2.03 per share.
In October 2013, the Company implemented the 2013 Plan.  The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards. The aggregate number of shares of common stock initially available for issuance pursuant to awards under the 2013 Plan was 1,960,168 shares.  The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the year ended December 31, 2018, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 8,244,131.  If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of December 31, 2018, under the 2013 Plan, there were options to purchase an aggregate of 4,527,161 shares of common stock outstanding at a weighted average exercise price of $25.56 per share.
The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Research and development	$7,919	$7,388	$5,778
General and administrative	8,601	7,356	6,387
Total stock-based compensation expense	$16,520	$14,744	$12,165
Employee Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Year Ended December 31,
	2018	2017	2016
Expected dividend yield	0%	0%	0%
Expected volatility	68% - 72%	67% - 68%	64% - 69%
Risk-free interest rate	2.4% - 3.1%	1.9% - 2.3%	1.2% - 2.4%
Expected term	6.25 years	6.25 years	6.25 years
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
The following table summarizes stock option activity for 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	4,504,642	$19.79	7.0
Granted	1,269,844	27.18
Options exercised	(285,432)	4.22
Forfeited or expired	(215,090)	24.43
Outstanding, December 31, 2018	5,273,964	22.23	6.8	$7,969

December 31, 2018:
Exercisable	3,544,139	20.60	5.9	7,969
Vested and expected to vest	5,086,009	22.10	6.7	7,969
During 2018, 2017 and 2016 the Company issued 274,362, 253,036 and 526,715 net shares of common stock, respectively, in conjunction with stock option exercises.  The Company received cash proceeds from the exercise of stock options of approximately $0.9 million, $0.5 million and $1.9 million during 2018, 2017 and 2016, respectively.
The weighted-average grant-date fair value of options granted during 2018, 2017 and 2016 was $17.90, $12.53 and $15.17 per share, respectively. The total intrinsic value of options exercised during 2018, 2017 and 2016 was approximately $5.2 million, $4.2 million and $10.8 million, respectively.  The total fair value of stock options which vested during 2018, 2017 and 2016 was $16.4 million, $14.6 million and $11.6 million, respectively.  As of December 31, 2018, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was $24.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

7.  Income Taxes
For the years ended December 31, 2018, 2017 and 2016 there was no provision for income taxes due to taxable losses generated, fully offset by a valuation allowance.

The significant components of the Company's deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2018	2017
Deferred income tax assets:
Federal U.S. net operating loss carryforward	$87,284	$50,346
State net operating loss carryforward	22,809	7,551
Research and development credit, net	29,750	21,284
Orphan drug credit, net	22,580	21,708
Deferred rent	3,118	3,385
Deferred revenue	3,736	2,982
Depreciation	—	155
Other	6,854	5,847
Gross deferred income tax assets	176,131	113,258
Valuation allowance	(172,457)	(112,453)
Net deferred income tax assets	3,674	805

Deferred income tax liabilities:
Depreciation	(1,911)	—
Prepaid expenditures	(1,763)	(805)
Gross deferred income tax liabilities	(3,674)	(805)
Net deferred income tax asset/(liability)	$—	$—
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
As of December 31, 2018, the Company has U.S. federal and state net operating loss (NOL) carryforwards of approximately $415.6 million. Of these NOLs, $237.8 million will expire in various years beginning in 2025 through 2037. $177.8 million of NOLs were generated post December 31, 2017 and carryforward indefinitely. In addition, the Company has U.S. federal tax credits of $52.3 million which will expire in various years beginning in 2022 through 2038.
The use of the Company's U.S. federal NOL and tax credit carryforwards in future years are restricted due to changes in the Company's ownership and tax attributes acquired through the Company's acquisitions. As of December 31, 2018, $13.5 million of the Company's U.S. Federal NOLs are limited for use over the years 2019 – 2028 in which a range of such amounts could be utilized on an annual basis of $0.2 million to $1.4 million. The remaining $402.1 million of NOLs is not limited and can be offset against future taxable income, subject to certain limitations for newly enacted tax legislation. The Company adopted ASU 2016-09 as of January 1, 2017. Accordingly, the Company recognized the previously unrecognized excess tax benefits of approximately $18.6 million ($6.5 million tax effected) recorded as deferred tax assets with a corresponding offsetting full valuation allowance at the beginning of 2017 without any tax impact.

The reconciliation of the reported estimated income tax benefit to the amount that would result by applying the U.S. federal statutory tax rate to the net income is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016

United States federal tax at statutory rate	$(36,005)	$(6,869)	$(20,489)
State taxes (net of federal benefit)	(11,133)	(735)	(3,116)
Deferred income tax adjustments	(4,435)	607	173
Deferred state blended rate adjustments	—	(485)	(32)
Deferred federal rate change reduction in corporate rate	—	39,447	—
Research credit, net	(8,466)	(8,455)	(2,551)
Orphan drug credit, net	(872)	(1,853)	(571)
Other permanent items	148	276	145
Equity-based compensation	758	2,067	1,997
Change in valuation allowance	60,005	(24,000)	24,444
Income tax expense/(benefit)	$—	$—	$—
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$3,395	$2,465	$2,425
Increases for current year tax positions	642	569	308
Increases/(decreases) for prior year tax positions	281	361	(268)
Ending balance	$4,318	$3,395	$2,465
As of December 31, 2018 and 2017, of the total gross unrecognized tax benefits, approximately $4.5 million and $3.4 million would favorably impact the Company's effective income tax rate, respectively. Although, due to the Company's determination that the deferred income tax asset would not more likely than not be realized, a valuation allowance would be recorded, therefore, zero net impact would result within the Company's effective income tax rate. The Company's uncertain income tax position liability has been recorded to deferred income taxes to offset the tax attribute carryforward amounts.
For the years ended December 31, 2018, 2017 and 2016, the Company has not recognized any interest or penalties related to the uncertain income tax positions due to the fact such position is related to tax attribute carryforwards which have not yet been utilized. The Company does not expect its unrecognized income tax position to significantly decrease within the next twelve months.
The Company's U.S. Federal and state income tax returns from 2001 forward remain open to examination due to the carryover of unused net operating losses and tax credits.
As more fully described in Note 2 to the consolidated financial statements, the Tax Act was signed into law making significant changes to the Internal Revenue Code on December 22, 2017. Under ASC 740, the effects of the new legislation are to be recognized in the period of enactment. As such, recognition of the tax impact of the Tax Act was required in the interim and annual periods that include December 22, 2017. As a result, the Company revalued the deferred tax asset as of December 31, 2017, fully offset by a valuation allowance without impact to the financial statements.

8. Collaboration and Other Agreements
Incyte
In October 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte for MGA012 (also known as INCMGA0012), an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of MGA012 in all indications, while the Company retains the right to develop its pipeline assets in combination with MGA012. The Company received a $150.0 million upfront payment from Incyte when the transaction closed in the fourth quarter of 2017.

Under the terms of the Incyte Agreement, Incyte will lead global development of MGA012. Assuming successful development and commercialization by Incyte, the Company could receive up to approximately $420.0 million in development and regulatory milestones, and up to $330.0 million in commercial milestones. As of December 31, 2018, the Company has recognized $15.0 million in development milestones under this agreement. If commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with MGA012, with Incyte commercializing MGA012 and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of MGA012, subject to a separate commercial supply agreement. Finally, Incyte funded the Company's activities related to the ongoing monotherapy clinical study and will continue to fund certain related clinical activities.
Upon the adoption of ASC 606, the Company evaluated the Incyte Agreement under the provisions of ASC 606 and identified the following two performance obligations under the agreement: (i) the license of MGA012 and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. During the year ended December 31, 2018, it became probable that a significant reversal of cumulative revenue would not occur for three development milestones totaling $15.0 million related to MGA012 meeting certain clinical proof-of-concept criteria.  Therefore the associated consideration was added to the estimated transaction price and was recognized as revenue.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in December 2017. The $4.0 million allocated to the clinical activities was recognized over the period from the effective date of the agreement until such time as the clinical activities were transferred to Incyte using an input method according to research and development costs incurred to date compared to estimated total research and development costs. These clinical activities were substantially completed as of June 30, 2018. Prior to the adoption of ASC 606 on January 1, 2018, the accounting for this agreement did not materially differ from the accounting under ASC 606. The Company recognized revenue of $18.8 million and $151.1 million under the Incyte Agreement during the years ended December 31, 2018 and 2017, respectively. The revenue recognized during the year ended December 31, 2018 included milestone revenue of $15.0 million.
The Company also has an agreement with Incyte, which was signed in 2018, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of MGA012. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement - to perform services related to manufacturing the clinical supply of MGA012. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the year ended December 31, 2018, the Company recognized revenue of $22.2 million for services performed under this agreement.
Servier
In September 2012, the Company entered into a collaboration agreement with Servier and granted it exclusive options to obtain three separate exclusive licenses to develop and commercialize DART molecules, consisting of those designated by the Company as flotetuzumab (also known as MGD006 or S80880) and MGD007, as well as a third DART molecule, in all countries other than the United States, Canada, Mexico, Japan, South Korea and India (Servier Agreement). During 2014, Servier exercised its exclusive option to develop and commercialize flotetuzumab. During 2016 Servier notified the Company that it did not intend to exercise the option for the third DART molecule, and in November 2018, Servier notified the Company that it did not intend to exercise the option for MGD007.
Upon execution of the agreement, Servier made a nonrefundable payment of $20.0 million to the Company. In addition, if Servier successfully develops, obtains regulatory approval for, and commercializes flotetuzumab, the Company will be eligible to receive up to $22.5 million in clinical milestone payments, $76.0 million in regulatory milestone payments and $210.0 million in sales milestone payments. In addition to these milestones, the Company and Servier will share Phase 2 and Phase 3 development costs.  Under this agreement, Servier would be obligated to pay the Company from low double-digit to mid-teen royalties on net product sales in its territories.
Upon the adoption of ASC 606, the Company evaluated the Servier Agreement under the provisions of ASC 606 and concluded that Servier is a customer prior to the exercise of any of the three options. The Company identified the following material promises under the arrangement for each of the three molecules: (i) a limited evaluation license to conduct activities under the research plan and (ii) research and development services concluding with an option trigger data package. The Servier Agreement also provided exclusive options for an exclusive license to research, develop, manufacture and commercialize each subject molecule. The Company evaluated these options and concluded that the options were not issued at a significant and incremental discount, and therefore do not provide material rights. As such, they are excluded as performance obligations at the outset of the arrangement. The Company determined that each license and the related research and development services were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the Company determined that these promises should be combined into a single performance obligation for each molecule, resulting in a total of three performance obligations; one for flotetuzumab, one for MGD007, and one for the third DART molecule.
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
Revenue associated with each performance obligation is being recognized as the research and development services are provided using an input method according to research and development costs incurred to date compared to estimated total research and development costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The full transaction price allocated to flotetuzumab and the third DART molecule was recognized as revenue prior to the adoption of ASC 606 on January 1, 2018 as the option periods had ended. The development period for MGD007 was estimated to be 75 months, ending in December 2018, therefore the transaction price allocated to MGD007 was being recognized through that date. When Servier notified the Company that it was not exercising the option for MGD007 in November 2018, the Company recognized the remaining deferred revenue related to MGD007. Upon the adoption of ASC 606 on January 1, 2018, the pattern of revenue recognition for the upfront fee and the accounting for the milestones received in 2014 changed, but there was no material impact to revenue recognized during the year ended December 31, 2018. During the years ended December 31, 2018, 2017 and 2016 the Company recognized revenue of $1.9 million, $1.1 million and $1.1 million, respectively, related to the MGD007 option. At December 31, 2018, no revenue related to the MGD007 option was deferred. The deferred revenue balance related to the MGD007 option as of December 31, 2017, prior to the adoption of ASC 606, was $1.1 million, all of which was current.
As discussed above, in 2014, Servier exercised its option to obtain a license to develop and commercialize flotetuzumab in its territories and paid the Company a $15.0 million license grant fee. Upon exercise, the Company's contractual obligations include (i) granting Servier an exclusive license to its intellectual property, (ii) technical, scientific and intellectual property support to the research plan and (iii) participation on an executive committee and a research and development committee. Under the terms of the Servier Agreement, the Company and Servier will share costs incurred to develop flotetuzumab during the license term. Due to the fact that both parties share costs and are exposed to significant risks and rewards dependent on the commercial success of the product, the Company determined that the arrangement is a collaborative arrangement within the scope of ASC 808. The arrangement consists of two components; the license of flotetuzumab and the research and development activities, including committee participation, to support the research plan. Under the provisions of ASC 808, the Company has determined that it will use ASC 606 by analogy to recognize the revenue related to the license. The Company evaluated its performance obligation to provide Servier with an exclusive license to develop and commercialize flotetuzumab and determined that its transaction price is equal to the license grant fee payment of $15.0 million and Servier consumes the benefits of the license over time as the research and development activities are performed. Therefore, the Company will recognize the transaction price over the development period, using an input method according to research and development costs incurred to date compared to estimated total research and development costs. The additional potential clinical, regulatory and sales milestones are fully constrained and have been excluded from the transaction price.
Prior to the adoption of ASC 606 on January 1, 2018, the Company recognized the license grant fee over the expected period of development on a straight-line basis. The deferred revenue balance related to the flotetuzumab license grant fee as of December 31, 2017, prior to the adoption of ASC 606, was $7.4 million. The adoption of ASC 606 increased that balance by approximately $6.4 million. The adoption of ASC 606 increased revenue recognized during the year ended December 31, 2018 by $0.1 million, and it will increase the revenue to be recognized in the future as the pattern of revenue recognition has changed. During the years ended December 31, 2018, 2017 and 2016 the Company recognized revenue of $1.2 million, $1.4 million, and $2.2 million, respectively, related to the flotetuzumab license grant fee. At December 31, 2018, $12.6 million of revenue related to the flotetuzumab license grant fee was deferred, $0.9 million of which was current and $11.7 million of which was non-current.
The research and development activities component of the arrangement is not analogous to ASC 606, therefore the Company will follow its policy to record expense incurred as research and development expense and reimbursements received from Servier will be recognized as an offset to research and development expense on the consolidated statement of operations and comprehensive loss during the development period. During the three years ended December 31, 2018, 2017 and 2016 the Company recorded approximately $6.0 million, $3.2 million and $2.6 million, respectively, as an offset to research and development expense under this collaborative arrangement.
Zai Lab
In November 2018, the Company entered into a collaboration and license agreement with Zai Lab (Zai Lab Agreement) under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan for (i) margetuximab, an immune-optimized anti-HER2 monoclonal antibody, (ii) MGD013, a bispecific DART molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development. Zai Lab will lead clinical development of these molecules in its territory.
Under the terms of the Zai Lab Agreement, Zai Lab paid the Company an upfront payment of $25.0 million, less foreign withholding tax of $2.50 million, which was received in January 2019. Assuming successful development and commercialization of margetuximab, MGD013 and the TRIDENT molecule, the Company could receive up to $140.0 million in development and regulatory milestones. In addition, Zai Lab would pay the Company double-digit royalties on annual net sales of the assets, which may be subject to adjustment in specified circumstances.
The Company evaluated the Zai Lab Agreement under the provisions of ASC 606 and identified the following material promises under the arrangement for each of the two product candidates, margetuximab and MGD013: (i) an exclusive license to develop and commercialize the product candidate in Zai Lab’s territory and (ii) certain research and development activities. The Company determined that each license and the related research and development activities were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the Company determined that these promises should be combined into a single performance obligation for each product candidate. Activities related to margetuximab and MGD013 are separate performance obligations from each other because they are capable of being distinct, and are distinct in the context of the contract. The Company evaluated the promises related to the TRIDENT molecule and determined they were immaterial in context of the contract, therefore there is no performance obligation related to that molecule. The Company determined that the $25.0 million (less foreign withholding tax of $2.5 million) upfront payment from Zai Lab constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, and the transaction price was allocated to the two performance obligations based on their relative standalone selling price. The standalone selling price of the performance obligations was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Zai Lab and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
  Due to the relatively short-term nature of the recognition period, the revenue associated with the MGD013 performance obligation is being recognized on a straight-line basis as the Company performs research and development activities under the agreement. The fixed consideration related to the margetuximab performance obligation is also being recognized on a straight-line basis as the Company performs research and development activities under the agreement. Straight-line recognition is materially consistent with the pattern of performance of the research and development activities of each product candidate. The variable consideration related to the margetuximab performance obligation will be recognized upon certain regulatory achievements. During the year ended December 31, 2018, the Company recognized revenue of $1.3 million related to the Zai Lab Agreement. At December 31, 2018, $21.1 million of revenue was deferred under this agreement, $16.1 million of which was current.
Roche
In December 2017, the Company entered into a research collaboration and license agreement with Roche to jointly discover and develop novel bispecific molecules to undisclosed targets (Roche Agreement). During the research term, both companies will leverage their respective platforms, including the Company's DART platform and Roche's CrossMAb and DutaFab technologies to select a bispecific format and lead product candidate. Roche would then further develop and commercialize any such product candidate. Each company will be responsible for their own expenses during the research period.
Under the terms of the Roche Agreement, Roche received rights to use certain of the Company’s intellectual property rights to exploit collaboration compounds and products, and paid the Company an upfront payment of $10.0 million which was received in January 2018. The Company will also be eligible to receive up to $370.0 million in potential milestone payments and royalties on future sales. As of December 31, 2018, the Company has not recognized any milestone revenue under this agreement.
Upon the adoption of ASC 606, the Company evaluated the Roche Agreement under the provisions of ASC 606 and identified the following promises under the agreement: (i) the non-exclusive, non-transferable, non-sublicensable license to the Company's intellectual property and (ii) the performance of certain activities during the research period. The Company determined that the license is capable of being distinct, but is not distinct in the context of the contract because it has limited value to Roche without the research activities required to be performed by the Company. Therefore, the Company concluded that there is one performance obligation under the agreement. The Company determined that the transaction price of the Roche Agreement was $10.0 million. The potential milestone payments are fully constrained and have been excluded from the transaction price. Any consideration related to sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Roche and therefore have also been excluded from the transaction price.
The $10.0 million transaction price is being recognized over the expected research period, which is 30 months, using a cost-based input method to measure performance. Prior to the adoption of ASC 606 on January 1, 2018, the accounting for this agreement did not materially differ from the accounting under ASC 606. The Company recognized revenue under this agreement of $4.0 million during the year ended December 31, 2018. At December 31, 2018, $6.0 million of revenue was deferred under this agreement, $4.0 million of which was current and $2.0 million of which was non-current. At December 31, 2017, $10.0 million of revenue was deferred under this agreement, $4.0 million of which was current and $6.0 million of which was non-current.
Provention
In May 2018, the Company entered into a license agreement with Provention pursuant to which the Company granted Provention exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a CD32B x CD79B DART molecule being developed for the treatment of autoimmune indications (Provention License Agreement). As partial consideration for the Provention License Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. The warrant expires on May 7, 2025. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-3279, the Company will be eligible to receive up to $65.0 million in development and regulatory milestones and up to $225.0 million in commercial milestones. As of December 31, 2018, the Company has not recognized any milestone revenue under this agreement. If commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to the Company, and by the Company in the event that Provention challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.
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
The Company evaluated the Provention License Agreement and Asset Purchase Agreement under the provisions of ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: (i) the license of MGD010 and (ii) the title to teplizumab. The Company determined that the transaction price of the Provention agreements was $6.1 million, based on the Black-Scholes valuation of the warrants to purchase a total of 2,432,688 shares of Provention's common stock. The transaction price was allocated to each performance obligation based on the number of shares of common stock the Company is entitled to purchase under each warrant. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, therefore they have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
The Company recognized revenue of $6.1 million when it satisfied its performance obligations and transferred the MGD010 license and teplizumab assets to Provention in May 2018. The warrants are reported in other assets on the balance sheet at December 31, 2018 and will be revalued at each reporting period until exercised or the warrants lapse.  The Company revalued the warrants based on current Black-Scholes parameters as of December 31, 2018, and recorded a decrease of $4.2 million in other assets. This revaluation is reflected in other income (expense) on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.
Janssen
In December 2014, the Company entered into a collaboration and license agreement with Janssen for the development and commercialization of MGD011 (also known as JNJ-64052781 or duvortuxizumab), a product candidate that incorporates the Company's proprietary DART technology to simultaneously target CD19 and CD3 for the potential treatment of B-cell hematological malignancies (MGD011 Agreement). The Company contemporaneously entered into an agreement with JJDC under which JJDC agreed to purchase 1,923,077 new shares of the Company's common stock for proceeds of $75.0 million.  Upon closing the transaction in January 2015, the Company received a $50.0 million upfront payment from Janssen as well as the $75.0 million investment in the Company's common stock.   In August 2017, Janssen notified the Company that they were terminating the MGD011 Agreement. No revenue was recognized under the MGD011 Agreement during the years ended December 31, 2017 and 2018. The Company recognized revenue of  $2.0 million during the year ended December 31, 2016.
In May 2016, the Company entered into a collaboration and license agreement with Janssen, a related party through ownership of the Company's common stock, for the development and commercialization of MGD015, a product candidate that incorporates the Company's proprietary DART technology to simultaneously target CD3 and an undisclosed tumor target for the potential treatment of various hematological malignancies and solid tumors (MGD015 Agreement). Under the MGD015 Agreement, the Company granted an exclusive license to Janssen to develop and commercialize MGD015. The Company received a $75.0 million upfront payment from Janssen upon closing the transaction, which was recognized as revenue in 2016. In January 2018, Janssen notified the Company that they were terminating the MGD015 Agreement. No revenue was recognized under the MGD015 Agreement during the year ended December 31, 2018. The Company recognized revenue of $0.6 million and $75.8 million during the years ended December 31, 2017 and 2016, respectively.
The revenue under both the MGD011 and MGD015 Agreements was fully recognized prior to the adoption of ASC 606.

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

NIAID does not receive goods or services from the Company under this contract, therefore the Company does not consider NIAID to be a customer and concluded this contract is outside the scope of ASC 606.
This contract includes a base period of $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through September 14, 2022. During the year ended December 31, 2017, NIAID exercised the first option in the amount of $10.8 million. The Company recognized revenue of $1.3 million, $1.7 million and $5.1 million under this contract during the years ended December 31, 2018, 2017 and 2016, respectively.

9. Commitments and Contingencies
Operating Leases
The Company leases manufacturing, office and laboratory space in Rockville, Maryland under five leases that have terms that expire between 2019 and 2027 unless renewed.  During the year ended December 31, 2017, the Company entered into an agreement to sublease a portion of the space it leases. As of December 31, 2018, the Company will receive $1.1 million in future payments under this sublease. The Company also leases office and laboratory space in Brisbane, California under a lease that expires in November 2023.
The Rockville leases include a lease executed in July 2015 for space that the Company uses as its headquarters with office, laboratory, and manufacturing space.   Under the terms of the lease, which commenced on January 1, 2016, the Company received an assignment fee from the former tenant and a tenant improvement allowance from the landlord totaling $5.1 million.  During 2017, the Company executed a lease amendment for its headquarters building which extends the term of the lease to August 2027, restructures the rent due under the lease, and provides for an additional tenant improvement allowance from the landlord of $7.5 million. The assignment fee and tenant improvement allowances have been recorded as deferred rent and are being recognized over the new lease term.
All of the leases contain rent escalation clauses and certain leases contain rent abatements.  For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease.  As of December 31, 2018 and 2017, the Company had recorded a deferred rent liability of $11.3 million and $12.3 million, respectively. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $4.4 million, $3.1 million and $3.0 million, respectively.
Future minimum lease payments under noncancelable operating leases as of December 31, 2018 are as follows (in thousands):

2019	$6,323
2020	4,757
2021	4,724
2022	4,865
2023	4,680
Thereafter	13,786
$39,135
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

Employees are 100% vested in their contributions to the Plan. The Company's contribution to the Plan, as determined by the Board of Directors, is discretionary. The Company's contributions to the Plan totaled $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

11.  Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(in thousands, except per share data)
2018
Revenue	$4,695	$18,834	$20,798	$15,794
Net loss	(49,536)	(43,244)	(34,029)	(44,644)
Net loss per share, basic and diluted	$(1.34)	$(1.03)	$(0.81)	$(1.06)

2017
Revenue	$2,055	$1,666	$1,663	$152,359
Net income (loss)	(37,655)	(40,654)	(47,043)	105,727
Net income (loss) per share, basic	$(1.08)	$(1.14)	$(1.28)	$2.87
Net income (loss) per share, diluted	$(1.08)	$(1.14)	$(1.28)	$2.80

12.  Subsequent Event
In February 2019, the Company completed a follow-on equity offering, in which the Company sold 5,500,000 shares of its common stock at a price of $20.00 per share. Additionally, the underwriters of the offering exercised the full amount of their over-allotment option resulting in the sale of an additional 825,000 shares of the Company’s common stock at a price of $20.00 per share. The Company received net proceeds of $118.5 million from this offering, net of underwriting discounts and commissions and other estimated offering expenses.

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

10.2†
Option for a License Agreement by and between the Company and Les Laboratoires Servier and Institut de Recherches Servier, dated September 19, 2012 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 4, 2013)

10.3†
Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated October 24, 2017 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed on February 27, 2018)

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

10.17†
Amendment No, 1 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated March 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2017)

10.18†	First Amendment to Option for a License Agreement by and between the Company and Les Laboratoires Servier and Institut de Recherches Servier, dated June 14, 2017

10.19†	Second Amendment to Option for a License Agreement by and between the Company and Les Laboratoires Servier and Institut de Recherches Servier, dated March 1, 2018

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment granted by the SEC.
+ Indicates management contract or compensatory plan.