Form 10-Q
period 2019-06-30
MACROGENICS INC
filed 2019-07-31
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-36112
MACROGENICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1591613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9704 Medical Center Drive Rockville, Maryland	20850
(Address of principal executive offices)	(Zip code)
301-251-5172
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MGNX	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "accelerated filer," "large accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2019, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 48,893,451 shares.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$180,316	$220,128
Marketable securities	91,820	12,735
Accounts receivable	5,613	29,583
Prepaid expenses	9,616	6,406
Other current assets	232	272
Total current assets	287,597	269,124
Property, equipment and software, net	52,295	56,712
Other assets	43,785	6,294
Total assets	$383,677	$332,130

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$857	$4,005
Accrued expenses	30,410	33,021
Deferred revenue	14,449	21,721
Deferred rent	—	1,018
Lease liabilities	3,644	—
Other current liabilities	175	175
Total current liabilities	49,535	59,940
Deferred revenue, net of current portion	15,413	19,001
Lease liabilities, net of current portion	24,278	—
Deferred rent, net of current portion	—	10,312
Total liabilities	89,226	89,253
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 48,893,451 and 42,353,301 shares outstanding at June 30, 2019 and December 31, 2018, respectively	489	424
Additional paid-in capital	860,983	732,727
Accumulated other comprehensive income (loss)	34	(3)
Accumulated deficit	(567,055)	(490,271)
Total stockholders' equity	294,451	242,877
Total liabilities and stockholders' equity	$383,677	$332,130

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Revenue from collaborative and other agreements	$9,987	$18,552	$19,484	$23,053
Revenue from government agreements	606	282	771	476
Total revenues	10,593	18,834	20,255	23,529
Costs and expenses:
Research and development	51,440	52,014	98,500	97,684
General and administrative	12,122	11,134	22,341	20,369
Total costs and expenses	63,562	63,148	120,841	118,053
Loss from operations	(52,969)	(44,314)	(100,586)	(94,524)
Other income	21,202	1,070	23,802	1,744
Net loss	(31,767)	(43,244)	(76,784)	(92,780)
Other comprehensive income:
Unrealized gain on investments	34	40	37	79
Comprehensive loss	$(31,733)	$(43,204)	$(76,747)	$(92,701)

Basic and diluted net loss per common share	$(0.65)	$(1.03)	$(1.63)	$(2.35)
Basic and diluted weighted average common shares outstanding	48,845,234	42,153,813	47,234,889	39,559,599

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount

Balance, December 31, 2018	42,353,301	$424	$732,727	$(490,271)	$(3)	$242,877
Share-based compensation	—	—	3,750	—	—	3,750
Issuance of common stock, net of offering costs	6,325,000	63	118,594	—	—	118,657
Stock plan related activity	126,707	1	346	—	—	347
Unrealized gain on investments	—	—	—	—	3	3
Net loss	—	—	—	(45,017)	—	(45,017)
Balance, March 31, 2019	48,805,008	488	855,417	(535,288)	—	320,617
Share-based compensation	—	—	4,933	—	—	4,933
Stock plan related activity	88,443	1	633	—	—	634
Unrealized gain on investments	—	—	—	—	34	34
Net loss	—	—	—	(31,767)	—	(31,767)
Balance, June 30, 2019	48,893,451	$489	$860,983	$(567,055)	$34	$294,451

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	36,859,077	$369	$611,270	$(312,340)	$(61)	$299,238
Cumulative effect of adoption of accounting standards	—	—	—	(6,479)	—	(6,479)
Share-based compensation	—	—	3,386	—	—	3,386
Stock plan related activity	165,546	1	628	—	—	629
Unrealized gain on investments	—	—	—	—	38	38
Net loss	—	—	—	(49,536)	—	(49,536)
Balance, March 31, 2018	37,024,623	370	615,284	(368,355)	(23)	247,276
Share-based compensation	—	—	4,209	—	—	4,209
Issuance of common stock, net of offering costs	5,175,000	52	103,207	—	—	103,259
Stock plan related activity	29,388	—	496	—	—	496
Unrealized gain on investments	—	—	—	—	40	40
Net loss	—	—	—	(43,244)	—	(43,244)
Balance, June 30, 2018	42,229,011	$422	$723,196	$(411,599)	$17	$312,036

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(76,784)	$(92,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,483	2,540
Stock-based compensation	8,683	7,595
Changes in operating assets and liabilities:
Accounts receivable	23,971	(4,194)
Prepaid expenses	(3,209)	(22)
Other assets	(21,091)	(5,511)
Accounts payable	(2,598)	(684)
Accrued expenses	(2,663)	8,215
Lease exit liability	—	(298)
Lease liabilities	231	—
Deferred revenue	(10,861)	(3,371)
Deferred rent	—	(516)
Net cash used in operating activities	(78,838)	(89,026)
Cash flows from investing activities
Purchases of marketable securities	(142,305)	(86,491)
Proceeds from sale and maturities of marketable securities	63,955	118,090
Purchases of property and equipment	(2,262)	(20,023)
Net cash provided by (used in) investing activities	(80,612)	11,576
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	118,657	103,259
Proceeds from stock option exercises and ESPP purchases	981	1,125
Net cash provided by financing activities	119,638	104,384
Net change in cash and cash equivalents	(39,812)	26,934
Cash and cash equivalents at beginning of period	220,128	211,727
Cash and cash equivalents at end of period	$180,316	$238,661

Supplemental cash flow information
Right-of-use assets modified in exchange for operating lease obligations	$1,988	$—
Fair value of warrants received	$—	$6,130

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
Summary of Significant Accounting Policies
With the exception of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02) during the six months ended June 30, 2019, discussed below, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at June 30, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$55,663	$55,663	$—	$—
Government-sponsored enterprises	20,927	—	20,927	—
Corporate debt securities	84,356	—	84,356	—
Common stock warrants	22,356	—	—	22,356
Total assets measured at fair value(a)	$183,302	$55,663	$105,283	$22,356

	Fair Value Measurements at December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$46,257	$46,257	$—	$—
U.S. Treasury securities	12,488	—	12,488	—
Corporate debt securities	100,214	—	100,214	—
Common stock warrants	1,890	—	—	1,890
Total assets measured at fair value(b)	$160,849	$46,257	$112,702	$1,890
(a) Total assets measured at fair value at June 30, 2019 includes approximately $69.1 million reported in cash and cash equivalents and $22.4 million reported in other assets on the balance sheet.
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
3. Marketable Securities
Available-for-sale marketable securities as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$20,919	$8	$—	$20,927
Corporate debt securities	70,867	26	—	70,893
Total	$91,786	$34	$—	$91,820

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$12,738	$—	$(3)	$12,735

All available-for-sale marketable securities held as of June 30, 2019 and December 31, 2018 had contractual maturities of less than one year. All of the Company's available-for-sale marketable securities in an unrealized loss position as of June 30, 2019 and December 31, 2018 were in a loss position for less than 12 months.  There were no unrealized losses at June 30, 2019 or December 31, 2018 that the Company determined to be other-than-temporary.
4. Leases
The Company has non-cancelable operating leases for manufacturing, laboratory and office space in Rockville, Maryland and a non-cancelable operating lease for laboratory and office space in Brisbane, California. A portion of the space under one of these leases is subleased to a third party. All of these leases include one or more options to renew, with those renewal periods ranging from five to 14 years. At June 30, 2019, the Company's weighted-average remaining lease term relating to its operating leases is seven years, with a weighted-average discount rate of 9.9%.

Upon adoption of ASC 842 on January 1, 2019, it was not reasonably certain that the Company would extend any of its operating leases, therefore the options to extend the lease terms were not recognized as part of the ROU assets or lease liabilities. During the three months ended March 31, 2019, the Company determined that it would exercise the option to extend one lease for an additional five years, therefore the Company remeasured the lease liability and adjusted the carrying amount of the ROU asset related to this lease. The Company made cash payments of $3.2 million for operating leases during the six months ended June 30, 2019. As of June 30, 2019, the Company’s ROU assets were valued at $17.1 million and are included in Other assets on the consolidated balance sheet.
The components of lease cost for the six months ended June 30, 2019 were as follows (in thousands):

Operating lease cost	$2,701
Variable lease cost	618
Sublease income	(471)
Net lease cost	$2,848

As of June 30, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Remainder of 2019	$3,201
2020	5,603
2021	5,291
2022	5,450
2023	5,279
2024	4,293
Thereafter	10,081
Total lease payments	39,198
Present value adjustment	(11,276)
Lease liabilities	$27,922

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

Under the terms of the Incyte Agreement, Incyte will lead global development of MGA012. Assuming successful development and commercialization by Incyte, the Company could receive up to approximately $420.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. Through December 31, 2018, the Company had recognized $15.0 million in development milestones under this agreement. If MGA012 is commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with MGA012, with Incyte commercializing MGA012 and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of MGA012, subject to a separate commercial supply agreement. Finally, Incyte funded the Company's activities related to the ongoing monotherapy clinical study and will continue to fund certain related clinical activities.
The Company evaluated the Incyte Agreement under the provisions of ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (collectively, ASC 606) and identified the following two performance obligations under the agreement: (i) the license of MGA012 and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company is performing the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. During the year ended December 31, 2018, it became probable that a significant reversal of cumulative revenue would not occur for three development milestones totaling $15.0 million related to MGA012 meeting certain clinical proof-of-concept criteria. Therefore the associated consideration was added to the estimated transaction price and was recognized as revenue. During the three and six months ended June 30, 2019 and 2018, there were no adjustments to the transaction price of the Incyte Agreement.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized over the period from the effective date of the agreement until such time as the clinical activities were transferred to Incyte using an input method according to research and development costs incurred to date compared to estimated total research and development costs. These clinical activities were substantially completed as of June 30, 2018. During the three months ended June 30, 2019 and 2018, the Company recognized no revenue and revenue of $0.6 million, respectively, under the Incyte Agreement. The Company recognized revenue of $0.1 million and $3.1 million under the Incyte Agreement during the six months ended June 30, 2019 and 2018, respectively.
The Company also has an agreement with Incyte, which was entered into in 2018, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of MGA012. The Company evaluated the agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the clinical supply of MGA012. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the three months ended June 30, 2019 and 2018, the Company recognized revenue of $4.2 million and $9.9 million, respectively, for services performed under this agreement. The Company recognized revenue of $8.2 million and $9.9 million for services performed under this agreement during the six months ended June 30, 2019 and 2018, respectively.
Les Laboratoires Servier
In September 2012, the Company entered into a collaboration agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) and granted it exclusive options to obtain three separate exclusive licenses to develop and commercialize DART molecules, consisting of those designated by the Company as flotetuzumab (also known as MGD006 or S80880) and MGD007, as well as a third DART molecule, in all countries other than the United States, Canada, Mexico, Japan, South Korea and India (Servier Agreement). In 2014, Servier exercised its exclusive option to develop and commercialize flotetuzumab. In 2016, Servier notified the Company that it did not intend to exercise the option for the third DART molecule, and in November 2018, Servier notified the Company that it did not intend to exercise the option for MGD007. In July 2019, Servier informed the Company of its intention to terminate the Servier Agreement effective January 15, 2020, unless sooner agreed to by the parties.
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
The Company determined that the $20.0 million upfront payment from Servier constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, and the transaction price was allocated to the three performance obligations based on their relative standalone selling price. The milestone payments that the Company was eligible to receive prior to the exercise of the options were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. Two milestones were achieved in 2014 when the Investigational New Drug (IND) applications for flotetuzumab and MGD007 were cleared by the Food and Drug Administration (FDA). Upon achievement of each milestone in 2014, the constraint related to the $5.0 million milestone payment was removed and the transaction price was re-assessed. This variable consideration was allocated to each specific performance obligation in accordance with ASC 606.
Revenue associated with each performance obligation was recognized as the research and development services were provided using a cost-based input method according to research and development costs incurred to date compared to estimated total research and development costs. The transfer of control occurred over this time period and, in management’s judgment, was the best measure of progress towards satisfying the performance obligation. All revenue related to the upfront payment was recognized by December 31, 2018. The Company recognized no revenue during the three and six months ended June 30, 2019 related to the upfront payment, and recognized $0.4 million and $0.9 million in revenue during the three and six months ended June 30, 2018, respectively, related to the transaction price allocated to the MGD007 option. No revenue was deferred at December 31, 2018 or June 30, 2019.
As discussed above, in 2014, Servier exercised its option to obtain a license to develop and commercialize flotetuzumab in its territories and paid the Company a $15.0 million license grant fee. Upon exercise, the Company's contractual obligations include (i) granting Servier an exclusive license to its intellectual property, (ii) technical, scientific and intellectual property support to the research plan and (iii) participation on an executive committee and a research and development committee. Under the terms of the Servier Agreement, the Company and Servier share costs incurred to develop flotetuzumab during the license term. Due to the fact that both parties share costs and are exposed to significant risks and rewards dependent on the commercial success of the product, the Company determined that the arrangement is a collaborative arrangement within the scope of ASC 808, Collaborative Arrangements (ASC 808). The arrangement consists of two components; the license of flotetuzumab and the research and development activities, including committee participation, to support the research plan. Under the provisions of ASC 808, the Company has determined that it will use ASC 606 by analogy to recognize the revenue related to the license. The Company evaluated its performance obligation to provide Servier with an exclusive license to develop and commercialize flotetuzumab and determined that its transaction price is equal to the license grant fee payment of $15.0 million and Servier consumes the benefits of the license over time as the research and development activities are performed. Therefore, the Company is recognizing the transaction price over the development period, using an input method according to research and development costs incurred to date compared to estimated total research and development costs.
During each of the three month periods ended June 30, 2019 and 2018, the Company recognized revenue of $0.3 million related to the flotetuzumab license grant fee. The Company recognized revenue related to the flotetuzumab license grant fee of $0.5 million and $0.6 million during the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, $12.1 million of revenue related to the flotetuzumab license grant fee was deferred, $1.7 million of which was current and $10.4 million of which was non-current. At December 31, 2018, $12.6 million of revenue related to the flotetuzumab license grant fee was deferred, $0.9 million of which was current and $11.7 million of which was non-current.
The research and development activities component of the arrangement is not analogous to ASC 606, therefore the Company follows its policy to record expense incurred as research and development expense and reimbursements received from Servier are recognized as an offset to research and development expense on the consolidated statement of operations and comprehensive loss during the development period. During the three months ended June 30, 2019 and 2018, the Company recorded approximately $1.2 million and $1.6 million, respectively, as an offset to research and development expense under this collaborative arrangement. During the six months ended June 30, 2019 and 2018, the Company recorded approximately $2.0 million and $2.8 million, respectively, as an offset to research and development expense under this collaborative arrangement.
Zai Lab
In November 2018, the Company entered into a collaboration and license agreement with Zai Lab (Zai Lab Agreement) under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan for (i) margetuximab, an immune-enhancing anti-HER2 monoclonal antibody, (ii) MGD013, a bispecific DART molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development. Zai Lab will lead clinical development of these molecules in its territory.
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
 Due to the relatively short-term nature of the recognition period, the revenue associated with the MGD013 performance obligation is being recognized on a straight-line basis as the Company performs research and development activities under the agreement. The fixed consideration related to the margetuximab performance obligation is also being recognized on a straight-line basis as the Company performs research and development activities under the agreement. Straight-line recognition is materially consistent with the pattern of performance of the research and development activities of each product candidate. The variable consideration related to the margetuximab performance obligation will be recognized upon certain regulatory achievements. During the three and six months ended June 30, 2019, the Company recognized revenue of $4.0 million and $8.0 million, respectively, related to the Zai Lab Agreement. At June 30, 2019, $13.1 million of revenue was deferred under this agreement, $8.1 million of which was current and $5.0 million of which was non-current. At December 31, 2018, $21.1 million of revenue was deferred under this agreement, $16.1 million of which was current and $5.0 million of which was non-current.

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
Under the terms of the Roche Agreement, Roche received rights to use certain of the Company’s intellectual property rights to exploit collaboration compounds and products, and paid the Company an upfront payment of $10.0 million which was received in January 2018. The Company will also be eligible to receive up to $370.0 million in potential milestone payments and royalties on future sales. As of June 30, 2019, the Company has not recognized any milestone revenue under this agreement.
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
The $10.0 million transaction price is being recognized over the expected research period, which is 30 months, using a cost-based input method to measure performance. The Company recognized revenue under this agreement of $1.0 million during each of the three month periods ended June 30, 2019 and 2018, and $2.0 million during each of the six month periods ended June 30, 2019 and 2018. At June 30, 2019, $4.0 million of revenue was deferred under this agreement, all of which was current. At December 31, 2018, $6.0 million of revenue was deferred under this agreement, $4.0 million of which was current and $2.0 million of which was non-current.
Provention
In May 2018, the Company entered into a License Agreement with Provention Bio, Inc. (Provention), pursuant to which the Company granted Provention exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a CD32B x CD79B DART molecule being developed for the treatment of autoimmune indications (Provention License Agreement). As partial consideration for the Provention License Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. The warrant expires on May 7, 2025. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-3279, the Company will be eligible to receive up to $65.0 million in development and regulatory milestones and up to $225.0 million in commercial milestones. As of June 30, 2019, the Company has not recognized any milestone revenue under this agreement. If PRV-3279 is commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to the Company, and by the Company in the event that Provention challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.
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
The Company recognized revenue of $6.1 million when it satisfied its performance obligations under the agreements and transferred the MGD010 license and teplizumab assets to Provention during May 2018. The warrants are reported in Other assets on the consolidated balance sheet and are revalued at each reporting period based on current Black-Scholes parameters until exercised or the warrants lapse. The resulting increase or decrease is reflected in Other income (expense) on the consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2019, the Company recorded an increase in the valuation of the warrants of $19.6 million and $20.5 million, respectively. The warrants were valued at $22.4 million and $1.9 million as of June 30, 2019 and December 31, 2018, respectively. Subsequent to June 30, 2019, the Company exercised the warrants on a cashless basis.
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
The NIAID Agreement includes a base period of up to $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through September 14, 2022. In 2017, NIAID exercised the first option in the amount of up to $10.8 million. During the three months ended June 30, 2019 and 2018, the Company recognized revenue of under the NIAID Agreement of $0.6 million and $0.2 million, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized revenue of under the NIAID Agreement of $0.8 million and $0.4 million, respectively.
7. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (IRC), and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the six months ended June 30, 2019, 25,722 shares of common stock were purchased under the 2016 ESPP for net proceeds to the Company of approximately $0.4 million.
Employee Stock Option Plans
Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the IRC, or non-qualified stock options. In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of June 30, 2019, under the 2003 Plan, there were options to purchase an aggregate of 580,190 shares of common stock outstanding at a weighted average exercise price of $2.28 per share.
In October 2013, the Company implemented the 2013 Plan.  The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards.  The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the six months ended June 30, 2019, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 9,938,263.   If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of June 30, 2019, there were options to purchase an aggregate of 6,181,599 shares of common stock outstanding at a weighted average exercise price of $24.42 per share under the 2013 Plan.
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$2,453	$1,989	$4,267	$3,689
General and administrative	2,431	2,174	4,416	3,906
Total stock-based compensation expense	$4,884	$4,163	$8,683	$7,595
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended June 30,
	2019	2018
Expected dividend yield	0%	0%
Expected volatility	73.7% - 75.3%	67.8% - 72.2%
Risk-free interest rate	1.9% - 2.6%	2.4% - 3.1%
Expected term	6.25 years	6.25 years
The following table summarizes stock option activity during the six months ended June 30, 2019:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	5,273,964	$22.23	6.8
Granted	1,796,645	21.42
Exercised	(189,428)	3.25
Forfeited or expired	(119,392)	23.74
Outstanding, June 30, 2019	6,761,789	22.52	7.3	$8,883
As of June 30, 2019:
Exercisable	3,722,761	21.92	5.9	8,850
Vested and expected to vest	6,461,922	22.46	7.2	8,880
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2019 and 2018 was $14.38 and $18.29, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was approximately $2.6 million and $3.7 million, respectively. The total cash received for options exercised during the six months ended June 30, 2019 and 2018 was approximately $0.6 million and $0.7 million, respectively. The total fair value of shares vested in the six months ended June 30, 2019 and 2018 was approximately $6.5 million and $6.3 million, respectively. As of June 30, 2019, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was approximately $38.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.
8. Subsequent Event
On July 9, 2019, the Company entered into a collaboration and license agreement with I-Mab Biopharma (I-Mab), a China and U.S.-based clinical-stage biopharmaceutical company, to develop and commercialize enoblituzumab. The Company will receive an upfront payment of $15.0 million in connection with the collaboration. Assuming successful development and commercialization, the Company will also be eligible to receive additional development and regulatory milestone payments of up to $135.0 million. In addition, I-Mab will pay tiered double-digit royalties (ranging from mid-teens to twenty percent) based on annual net sales in its territories.

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
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts.  Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2019, as well as collaboration payments we anticipate receiving, will enable us to fund our operations into 2021 based on our current business plan.
Through June 30, 2019, we had an accumulated deficit of $567.1 million. We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.

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

•Servier. In September 2012, we entered into an agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) to develop and commercialize three DART molecules in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. We received a $20.0 million upfront option fee upon execution of the agreement. In February 2014, Servier exercised its option to develop and commercialize flotetuzumab, for which we received a $15.0 million license option fee. As of June 30, 2019, Servier had terminated its option to license MGD007 and the third DART molecule. In July 2019, Servier informed us of its intention to terminate the Servier Agreement effective January 15, 2020, unless sooner agreed to by the parties.
•Zai Lab. In November 2018, we entered into a collaboration and license agreement with Zai Lab Limited (Zai Lab) under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan for (i) margetuximab, an immune-enhancing anti-HER2 monoclonal antibody, (ii) MGD013, a bispecific DART molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development. Zai Lab will lead clinical development in its territory.
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

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2018. Except as described in Note 1 to our accompanying consolidated financial statements with respect to our adoption of the requirements of ASC 842, there have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2019.

Results of Operations
Revenue
The following represents a comparison of our revenue for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase/(Decrease)
	2019	2018

	(dollars in millions)
Revenue from collaborative and other agreements	$10.0	$18.5	$(8.5)	(46)%
Revenue from government agreements	0.6	0.3	0.3	115%
Total revenue	$10.6	$18.8	$(8.2)	(44)%

The decrease of $8.2 million in revenue from collaborative agreements for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to:
•decreased revenue recognized under the Incyte Agreement during the three months ended June 30, 2019 compared to the three months ended June 30, 2018; and
•revenue recognized under the Provention License Agreement and Provention Asset Purchase Agreement of $6.1 million during the three months ended June 30, 2018.
These decreases were partially offset by:

•revenue recognition of the deferred upfront payment under the Zai Lab collaboration and license agreement of $4.0 million during the three months ended June 30, 2019.

	Six Months Ended June 30,		Increase/(Decrease)
	2019	2018
	(dollars in millions)
Revenue from collaborative and other agreements	$19.5	$23.0	$(3.5)	(15)%
Revenue from government agreements	0.8	0.5	0.3	62%
Total revenue	$20.3	$23.5	$(3.2)	(14)%

The decrease of $3.2 million in revenue from collaborative agreements for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to:
•revenue recognized under the Provention License Agreement and Provention Asset Purchase Agreement of $6.1 million during the six months ended June 30, 2018;
•decreased revenue recognized under the Incyte Agreement during the six months ended June 30, 2019 compared to the six months ended June 30, 2018; and
•recognition of $0.9 million of deferred revenue related to the Servier upfront payment allocated to MGD007 option during the six months ended June 30, 2018.
These decreases were partially offset by:
•revenue recognition of the deferred upfront payment under the Zai Lab collaboration and license agreement of $8.1 million during the six months ended June 30, 2019.
Research and Development Expense
The following represents a comparison of our research and development expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase/(Decrease)
	2019	2018

	(dollars in millions)
Margetuximab	$15.2	$21.9	$(6.7)	(31)%
Enoblituzumab	4.8	4.0	0.8	20%
MGA012	4.8	3.5	1.3	37%
Flotetuzumab (a)	3.5	6.1	(2.6)	(43)%
MGD013	5.1	2.0	3.1	155%
MGC018	3.3	2.2	1.1	50%
MGD007	1.7	2.0	(0.3)	(15)%
MGD009	2.0	2.6	(0.6)	(23)%
Other immune modulator programs	4.2	2.8	1.4	50%
Discovery and other pipeline programs, collectively	6.8	4.9	1.9	39%
Total research and development expense	$51.4	$52.0	$(0.6)	(1)%

(a) Expenses are shown net of reimbursements from collaborator.
Our research and development expense for the three months ended June 30, 2019 decreased by $0.6 million compared to the three months ended June 30, 2018 primarily due to:
•decreased clinical trial costs due to completed enrollment in our margetuximab Phase 3 SOPHIA study; and
•decreased manufacturing and development costs for flotetuzumab.
These decreases were partially offset by:
•increased clinical trial costs related to our ongoing MGD013 Phase 1 study; and
•increased development/manufacturing costs related to MGA012.

	Six Months Ended June 30,		Increase/(Decrease)
	2019	2018

	(dollars in millions)
Margetuximab	$28.2	$40.4	$(12.2)	(30)%
Enoblituzumab	7.9	8.8	(0.9)	(10)%
Flotetuzumab (a)	7.0	8.2	(1.2)	(15)%
MGA012	13.3	11.0	2.3	21%
MGD013	9.0	3.2	5.8	181%
MGD009	3.8	4.8	(1.0)	(21)%
MGC018	6.6	3.8	2.8	74%
MGD007	2.8	3.9	(1.1)	(28)%
Other immune modulator programs	7.6	5.1	2.5	49%
Discovery and other pipeline programs, collectively	12.3	8.5	3.8	45%
Total research and development expense	$98.5	$97.7	$0.8	1%
(a) Expenses are shown net of reimbursements from collaborator.
Our research and development expense for the six months ended June 30, 2019 increased by $0.8 million compared to the six months ended June 30, 2018 primarily due to:
•increased clinical trial costs related to our ongoing MGD013 Phase 1 study;
•initiation of our MGC018 Phase 1 study; and
•increased development/manufacturing costs related to MGA012.
These increases were partially offset by:
•decreased clinical trial costs due to completed enrollment in our margetuximab Phase 3 SOPHIA study; and
•decreased manufacturing and development costs for flotetuzumab.

 General and Administrative Expense
The following represents a comparison of our general and administrative expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase
	2019	2018
	(dollars in millions)
General and administrative expense	$12.1	$11.1	$1.0	9%

	Six Months Ended June 30,		Increase
	2019	2018
	(dollars in millions)
General and administrative expense	$22.3	$20.4	$1.9	9%

General and administrative expense increased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 primarily due to consulting expenses and other professional service fees.
Other Income
Other income increased by $20.1 million and $22.1 million for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively, primarily due to the revaluation at the end of each reporting period of the warrants received under the Provention License Agreement and Provention Asset Purchase Agreement and an increase in interest income earned on investments.

Liquidity and Capital Resources
We have historically financed our operations primarily through public and private offerings of equity, upfront fees, milestone payments and license option fees from collaborators and reimbursement through government grants and contracts.    As of June 30, 2019, we had $272.1 million in cash, cash equivalents and marketable securities. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to receive additional reimbursement from our collaborators, including under various government grants or contracts, for certain research and development services rendered and additional milestone payments. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.
Funding Requirements
We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval for and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to generate revenue from product sales and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials, preclinical development and potential commercialization of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of June 30, 2019, as well as collaboration payments we anticipate receiving, will enable us to fund our operations into 2021, assuming all of our programs and collaborations advance as currently contemplated.

Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(78.8)	$(89.0)
Investing activities	(80.6)	11.6
Financing activities	119.6	104.4
Net change in cash and cash equivalents	$(39.8)	$26.9
Operating Activities
Net cash used in operating activities reflects, among other things, the amounts used to run our clinical trials and preclinical activities. The principal use of cash in operating activities for all periods presented was to fund our net loss, adjusted for non-cash items, with the six months ended June 30, 2019 benefiting from the $22.5 million upfront payment from Zai Lab and the six months ended June 30, 2018 benefiting from the $10.0 million upfront payment from Roche.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2019 is primarily due to purchases of marketable securities partially offset by sales of marketable securities. Net cash provided by investing activities during the six months ended June 30, 2018 is primarily due to maturities of marketable securities partially offset by purchases of marketable securities and making significant leasehold improvements to our facilities, including the build-out of our manufacturing suite at our headquarters location.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2019 and 2018 is primarily due to the proceeds from two firm-commitment underwritten public offerings, which closed in February 2019 and April 2018, respectively.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission (SEC).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of June 30, 2019, we had cash, cash equivalents and marketable securities of $272.1 million.  Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in the Company's internal control over financial reporting that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6.	Exhibits

10.1+	Third Amendment to the Option for a License Agreement by and between the Company and Les Laboratoires Servier and Institut de Recherches Servier, dated June 6, 2019

10.2	Fourth Amendment to the Option for a License Agreement by and between the Company and Les Laboratoires Servier and Institut de Recherches Servier, dated June 6, 2019

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

+ Certain confidential portions of this exhibit were omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

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
James Karrels
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: July 31, 2019

EXHIBIT INDEX

Exhibit Page Number
10.1+	Third Amendment to the Option for a License Agreement by and between the Company and Les Laboratoires Servier and Institut de Recherches Servier, dated June 6, 2019

10.2	Fourth Amendment to the Option for a License Agreement by and between the Company and Les Laboratoires Servier and Institut de Recherches Servier, dated June 6, 2019

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
+ Certain confidential portions of this exhibit were omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.