Form 10-Q
period 2019-09-30
MACROGENICS INC
filed 2019-11-06
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2019, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 48,917,095 shares.

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
•the outcomes of our ongoing and planned clinical trials and the timing of those outcomes, including when clinical trials will be initiated or completed, and when data will be reported or regulatory filings will be made;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$156,593	$220,128
Marketable securities	97,823	12,735
Accounts receivable	9,503	29,583
Prepaid expenses	12,019	6,406
Other current assets	295	272
Total current assets	276,233	269,124
Property, equipment and software, net	49,966	56,712
Other assets	25,252	6,294
Total assets	$351,451	$332,130

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,543	$4,005
Accrued expenses	28,389	33,021
Deferred revenue	23,571	21,721
Deferred rent	—	1,018
Lease liabilities	2,956	—
Other current liabilities	175	175
Total current liabilities	57,634	59,940
Deferred revenue, net of current portion	10,037	19,001
Lease liabilities, net of current portion	28,582	—
Deferred rent, net of current portion	—	10,312
Total liabilities	96,253	89,253
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 48,914,284 and 42,353,301 shares outstanding at September 30, 2019 and December 31, 2018, respectively	489	424
Additional paid-in capital	866,372	732,727
Accumulated other comprehensive income (loss)	23	(3)
Accumulated deficit	(611,686)	(490,271)
Total stockholders' equity	255,198	242,877
Total liabilities and stockholders' equity	$351,451	$332,130

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Revenue from collaborative and other agreements	$17,984	$20,617	$37,468	$43,670
Revenue from government agreements	757	181	1,528	657
Total revenues	18,741	20,798	38,996	44,327
Costs and expenses:
Research and development	44,852	46,218	143,352	143,902
General and administrative	11,833	9,584	34,174	29,953
Total costs and expenses	56,685	55,802	177,526	173,855
Loss from operations	(37,944)	(35,004)	(138,530)	(129,528)
Other income (expense)	(6,687)	975	17,115	2,719
Net loss	(44,631)	(34,029)	(121,415)	(126,809)
Other comprehensive income:
Unrealized gain (loss) on investments	(11)	(18)	26	61
Comprehensive loss	$(44,642)	$(34,047)	$(121,389)	$(126,748)

Basic and diluted net loss per common share	$(0.91)	$(0.81)	$(2.54)	$(3.13)
Basic and diluted weighted average common shares outstanding	48,902,766	42,239,327	47,796,957	40,462,658

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount

Balance, December 31, 2018	42,353,301	$424	$732,727	$(490,271)	$(3)	$242,877
Share-based compensation	—	—	3,750	—	—	3,750
Issuance of common stock, net of offering costs	6,325,000	63	118,594	—	—	118,657
Stock plan related activity	126,707	1	346	—	—	347
Unrealized gain on investments	—	—	—	—	3	3
Net loss	—	—	—	(45,017)	—	(45,017)
Balance, March 31, 2019	48,805,008	488	855,417	(535,288)	—	320,617
Share-based compensation	—	—	4,933	—	—	4,933
Stock plan related activity	88,443	1	633	—	—	634
Unrealized gain on investments	—	—	—	—	34	34
Net loss	—	—	—	(31,767)	—	(31,767)
Balance, June 30, 2019	48,893,451	489	860,983	(567,055)	$34	294,451
Share-based compensation	—	—	5,352	—	—	5,352
Stock plan related activity	20,833	—	37	—	—	37
Unrealized loss on investments	—	—	—	—	(11)	(11)
Net loss	—	—	—	(44,631)	—	(44,631)
Balance, September 30, 2019	48,914,284	$489	$866,372	$(611,686)	$23	$255,198

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	36,859,077	$369	$611,270	$(312,340)	$(61)	$299,238
Cumulative effect of adoption of accounting standards	—	—	—	(6,479)	—	(6,479)
Share-based compensation	—	—	3,386	—	—	3,386
Stock plan related activity	165,546	1	628	—	—	629
Unrealized gain on investments	—	—	—	—	38	38
Net loss	—	—	—	(49,536)	—	(49,536)
Balance, March 31, 2018	37,024,623	370	615,284	(368,355)	(23)	247,276
Share-based compensation	—	—	4,209	—	—	4,209
Issuance of common stock, net of offering costs	5,175,000	52	103,207	—	—	103,259
Stock plan related activity	29,388	—	496	—	—	496
Unrealized gain on investments	—	—	—	—	40	40
Net loss	—	—	—	(43,244)	—	(43,244)
Balance, June 30, 2018	42,229,011	422	723,196	(411,599)	17	312,036
Share-based compensation	—	—	4,522	—	—	4,522
Stock plan related activity	19,064	—	131	—	—	131
Unrealized loss on investments	—	—	—	—	(17)	(17)
Net loss	—	—	—	(34,029)	—	(34,029)
Balance, September 30, 2018	42,248,075	$422	$727,849	$(445,628)	$—	$282,643

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(121,415)	$(126,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,119	5,268
Stock-based compensation	14,081	12,168
Changes in operating assets and liabilities:
Accounts receivable	20,080	(7,328)
Prepaid expenses	(5,612)	(1,164)
Other assets	(2,621)	(9,293)
Accounts payable	(913)	(1,465)
Accrued expenses	(4,678)	9,460
Lease exit liability	—	(298)
Lease liabilities	3,847	—
Deferred revenue	(7,114)	(5,807)
Deferred rent	—	(738)
Net cash used in operating activities	(96,226)	(126,006)
Cash flows from investing activities
Purchases of marketable securities	(214,178)	(120,039)
Proceeds from sale and maturities of marketable securities	130,236	155,848
Purchases of property and equipment	(3,042)	(24,239)
Net cash provided by (used in) investing activities	(86,984)	11,570
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	118,657	103,259
Proceeds from stock option exercises and ESPP purchases	1,018	1,257
Net cash provided by financing activities	119,675	104,516
Net change in cash and cash equivalents	(63,535)	(9,920)
Cash and cash equivalents at beginning of period	220,128	211,727
Cash and cash equivalents at end of period	$156,593	$201,807

Supplemental cash flow information
Right-of-use assets modified in exchange for operating lease obligations	$6,408	$—
Fair value of warrants received	$—	$6,130

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
Summary of Significant Accounting Policies
With the exception of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02) during the nine months ended September 30, 2019, discussed below, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at September 30, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$67,321	$67,321	$—	$—
Government-sponsored enterprises	11,695	—	11,695	—
Corporate debt securities	85,564	—	85,564	—
Corporate equity securities	11,547	11,547	—	—
Total assets measured at fair value(a)	$176,127	$78,868	$97,259	$—

	Fair Value Measurements at December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$46,257	$46,257	$—	$—
U.S. Treasury securities	12,488	—	12,488	—
Corporate debt securities	100,214	—	100,214	—
Common stock warrants	1,890	—	—	1,890
Total assets measured at fair value(b)	$160,849	$46,257	$112,702	$1,890
(a) Total assets measured at fair value at September 30, 2019 includes approximately $78.3 million reported in cash and cash equivalents on the consolidated balance sheet.
(b) Total assets measured at fair value at December 31, 2018 includes approximately $146.2 million reported in cash and cash equivalents on the balance sheet and $1.9 million reported in other assets on the consolidated balance sheet.
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

3. Marketable Securities
The following tables summarize the Company's marketable debt and equity securities (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$11,690	$5	$—	$11,695
Corporate debt securities	74,563	20	(2)	74,581
Total marketable debt securities	86,253	25	(2)	86,276
Corporate equity securities	19,102	—	(7,555)	11,547
Total marketable securities	$105,355	$25	$(7,557)	$97,823

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$12,738	$—	$(3)	$12,735

All available-for-sale marketable debt securities held as of September 30, 2019 and December 31, 2018 had contractual maturities of less than one year. All of the Company's available-for-sale marketable debt securities in an unrealized loss position as of September 30, 2019 and December 31, 2018 were in a loss position for less than 12 months.  There were no unrealized losses on marketable debt securities at September 30, 2019 or December 31, 2018 that the Company determined to be other-than-temporary.
The Company recognizes changes in market value of equity securities as gains or losses in other income (expense) in the consolidated statement of operations and comprehensive loss. The unrealized loss on corporate equity securities of

$7.6 million was recognized as a loss in other income (expense) in the consolidated statement of operations and comprehensive loss during the three months ended September 30, 2019.

4. Leases
The Company has non-cancelable operating leases for manufacturing, laboratory and office space in Rockville, Maryland and a non-cancelable operating lease for laboratory and office space in Brisbane, California. A portion of the space under one of these leases is subleased to a third party. All of these leases include one or more options to renew, with those renewal periods ranging from five to 14 years. At September 30, 2019, the Company's weighted-average remaining lease term relating to its operating leases is seven years, with a weighted-average discount rate of 9.9%.
Upon adoption of ASC 842 on January 1, 2019, it was not reasonably certain that the Company would extend any of its operating leases, therefore the options to extend the lease terms were not recognized as part of the ROU assets or lease liabilities. During the nine months ended September 30, 2019, the Company exercised the options to extend two leases for an additional five years each, therefore the Company remeasured the lease liability and adjusted the carrying amount of the ROU asset related to these leases. The Company made cash payments of $4.8 million for operating leases during the nine months ended September 30, 2019. As of September 30, 2019, the Company’s ROU assets were valued at $20.9 million and are included in Other assets on the consolidated balance sheet.
The components of lease cost for the nine months ended September 30, 2019 were as follows (in thousands):

Operating lease cost	$4,080
Variable lease cost	1,100
Sublease income	(706)
Net lease cost	$4,474

As of September 30, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Remainder of 2019	$1,616
2020	5,928
2021	6,537
2022	6,720
2023	6,568
2024	5,621
Thereafter	11,098
Total lease payments	44,088
Present value adjustment	(12,550)
Lease liabilities	$31,538

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
The Company evaluated the Incyte Agreement under the provisions of ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (collectively, ASC 606) and identified the following two performance obligations under the agreement: (i) the license of MGA012 and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company is performing the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. During the year ended December 31, 2018, it became probable that a significant reversal of cumulative revenue would not occur for three development milestones totaling $15.0 million related to MGA012 meeting certain clinical proof-of-concept criteria. Therefore the associated consideration was added to the estimated transaction price and was recognized as revenue. During the three and nine months ended September 30, 2019, there were no adjustments to the transaction price of the Incyte Agreement.

The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized over the period from the effective date of the agreement until such time as the clinical activities were transferred to Incyte using an input method according to research and development costs incurred to date compared to estimated total research and development costs. These clinical activities were substantially completed as of June 30, 2018. During the three months ended September 30, 2019 and 2018, the Company recognized no revenue and revenue of $10.5 million, respectively, under the Incyte Agreement. The Company recognized revenue of $0.1 million and $13.6 million under the Incyte Agreement during the nine months ended September 30, 2019 and 2018, respectively. Revenue recognized during the three and nine months ended September 30, 2018 included $10.0 million in development milestones.

The Company also has an agreement with Incyte, which was entered into in 2018, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of MGA012 (Incyte Clinical Supply Agreement). The Company evaluated the agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the clinical supply of MGA012. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the three months ended September 30, 2019 and 2018, the Company recognized revenue of $4.9 million and $6.1 million, respectively, for services performed under the Incyte Clinical Supply Agreement. The Company recognized revenue of $13.1 million and $16.0 million for services performed under the Incyte Clinical Supply Agreement during the nine months ended September 30, 2019 and 2018, respectively.
Les Laboratoires Servier
In September 2012, the Company entered into a collaboration agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) and granted it exclusive options to obtain three separate exclusive licenses to develop and commercialize DART molecules, consisting of those designated by the Company as flotetuzumab (also known as MGD006 or S80880) and MGD007, as well as a third DART molecule, in all countries other than the United States, Canada, Mexico, Japan, South Korea and India (Servier Agreement). In 2014, Servier exercised its exclusive option to develop and commercialize flotetuzumab. During the term of the agreement, Servier did not exercise its options for either MGD007 or the third DART molecule. In July 2019, Servier informed the Company of its intention to terminate the Servier Agreement effective January 15, 2020, unless sooner agreed to by the parties. As a result of this termination, the Company will regain full exclusive, worldwide commercialization rights to develop and market flotetuzumab.
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
Revenue associated with each performance obligation was recognized as the research and development services were provided using a cost-based input method according to research and development costs incurred to date compared to estimated total research and development costs. The transfer of control occurred over this time period and, in management’s judgment, was the best measure of progress towards satisfying the performance obligation. The Company recognized $0.5 million and $1.4 million in revenue during the three and nine months ended September 30, 2018, respectively, related to the transaction price allocated to the MGD007 option. All revenue related to the upfront payment was recognized by December 31, 2018.
As discussed above, in 2014, Servier exercised its option to obtain a license to develop and commercialize flotetuzumab in its territories and paid the Company a $15.0 million license grant fee. Upon exercise, the Company's contractual obligations include (i) granting Servier an exclusive license to its intellectual property, (ii) technical, scientific and intellectual property support to the research plan and (iii) participation on an executive committee and a research and development committee. Under the terms of the Servier Agreement, the Company and Servier share costs incurred to develop flotetuzumab during the license term. Due to the fact that both parties share costs and are exposed to significant risks and rewards dependent on the commercial success of the product, the Company determined that the arrangement is a collaborative arrangement within the scope of ASC 808, Collaborative Arrangements (ASC 808). The arrangement consists of two components; the license of flotetuzumab and the research and development activities, including committee participation, to support the research plan. Under the provisions of ASC 808, the Company has determined that it will use ASC 606 by analogy to recognize the revenue related to the license. The Company evaluated its performance obligation to provide Servier with an exclusive license to develop and commercialize flotetuzumab and determined that its transaction price is equal to the license grant fee payment of $15.0 million and Servier consumes the benefits of the license over time as the research and development activities are performed. Therefore, the Company is recognizing the transaction price over the development period, using an input method according to research and development costs incurred to date compared to estimated total research and development costs. As noted above, in July 2019, Servier informed the Company of its intention to terminate the Servier Agreement effective January 15, 2020, unless sooner agreed to by the parties. Therefore, the Company reassessed the end date of its performance obligations under the contract to be January 2020.
During the three months ended September 30, 2019 and 2018, the Company recognized revenue of $4.7 million and $0.3 million, respectively, related to the flotetuzumab license grant fee. The Company recognized revenue related to the flotetuzumab license grant fee of $5.1 million and $0.9 million during the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, $7.5 million of revenue related to the flotetuzumab license grant fee was deferred, all of which was current. At December 31, 2018, $12.6 million of revenue related to the flotetuzumab license grant fee was deferred, $0.9 million of which was current and $11.7 million of which was non-current.
The research and development activities component of the arrangement is not analogous to ASC 606, therefore the Company follows its policy to record expense incurred as research and development expense and reimbursements received from Servier are recognized as an offset to research and development expense on the consolidated statement of operations and comprehensive loss during the development period. During the three months ended September 30, 2019 and 2018, the Company recorded approximately $1.4 million and $2.1 million, respectively, as an offset to research and development expense under this collaborative arrangement. During the nine months ended September 30, 2019 and 2018, the Company recorded approximately $3.4 million and $4.9 million, respectively, as an offset to research and development expense under this collaborative arrangement.
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
 Due to the relatively short-term nature of the recognition period, the revenue associated with the MGD013 performance obligation is being recognized on a straight-line basis as the Company performs research and development activities under the agreement. The fixed consideration related to the margetuximab performance obligation is also being recognized on a straight-line basis as the Company performs research and development activities under the agreement. Straight-line recognition is materially consistent with the pattern of performance of the research and development activities of each product candidate. The variable consideration related to the margetuximab performance obligation will be recognized upon certain regulatory achievements. During the three and nine months ended September 30, 2019, the Company recognized revenue of $4.0 million and $12.1 million, respectively, related to the Zai Lab Agreement. At September 30, 2019, $9.0 million of revenue was deferred under this agreement, all of which was current. At December 31, 2018, $21.1 million of revenue was deferred under this agreement, $16.1 million of which was current and $5.0 million of which was non-current.
During the three months ended September 30, 2019, the Company entered into two agreements under which the Company is to perform manufacturing services for Zai Lab’s clinical needs of margetuximab and MGD013 (Zai Lab Clinical Supply Agreements). The Company evaluated the agreements under ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: to perform services related to manufacturing the clinical supply of margetuximab and MGD013. The transaction price is based on the costs incurred to manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the three and nine months ended September 30, 2019, the Company recognized revenue of $1.2 million related to the Zai Lab Clinical Supply Agreements.
I-Mab Biopharma
In July 2019, the Company entered into a collaboration and license agreement with I-Mab Biopharma (I-Mab) to develop and commercialize enoblituzumab, an immune-optimized, anti-B7-H3 monoclonal antibody that incorporates the Company's proprietary Fc Optimization technology platform (I-Mab Agreement). I-Mab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan, will lead clinical development of enoblituzumab in its territories, and will participate in global studies conducted by the Company.
Under the terms of the I-Mab Agreement, I-Mab paid the Company an upfront payment of $15.0 million. Assuming successful development and commercialization of enoblituzumab, the Company could receive up to $135.0 million in development and regulatory milestones. In addition, I-Mab would pay the Company tiered double-digit royalties (ranging from mid teens to twenty percent) on annual net sales in its territories.
The Company evaluated the I-Mab Agreement under the provisions of ASC 606 and identified the following material promises under the arrangement: (i) an exclusive license to develop and commercialize enoblituzumab in I-Mab’s territories, (ii) perform certain research and development activities and (iii) conduct a chronic toxicology study. The Company determined that the license and the related research and development activities were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the Company determined that the license and related research and development activities should be combined into a single performance obligation. The Company determined that the $15.0 million upfront payment from I-Mab constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement for the license and related research and development activities. The Company has also determined that the chronic toxicology study is distinct from the other promises and has estimated the variable consideration of that performance obligation to be approximately $1.0 million. I-Mab will pay the Company for the cost of this study as the costs are incurred and I-Mab will be entitled to a one-time credit of eighty percent of the total amount of such costs against a future milestone, at which point the Company will reassess the transaction price for that milestone. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to I-Mab and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
 Revenue under the I-Mab Agreement is being recognized using a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. During the three and nine months ended

September 30, 2019, the Company recognized revenue of $1.1 million under the I-Mab Agreement. At September 30, 2019, $14.4 million of revenue was deferred under this agreement, $4.4 million of which was current and $10.0 million of which was non-current.
Roche
In December 2017, the Company entered into a research collaboration and license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche) to jointly discover and develop novel bispecific molecules to undisclosed targets (Roche Agreement). During the research term, both companies will leverage their respective platforms, including the Company's DART platform and Roche's CrossMAb and DutaFab technologies, to select a bispecific format and lead product candidate. Roche would then further develop and commercialize any such product candidate. Each company would be responsible for its own expenses during the research period. In August 2019, Roche informed the Company of its intention to terminate the Roche Agreement effective November 2019.
Under the terms of the Roche Agreement, Roche received rights to use certain of the Company’s intellectual property rights to exploit collaboration compounds and products, and paid the Company an upfront payment of $10.0 million which was received in January 2018. The Company was also eligible to receive up to $370.0 million in potential milestone payments and royalties on future sales. As of September 30, 2019, the Company has not recognized any milestone revenue under this agreement.
The Company evaluated the Roche Agreement under the provisions of ASC 606 and identified the following promises under the agreement: (i) the non-exclusive, non-transferable, non-sublicensable license to the Company's intellectual property and (ii) the performance of certain activities during the research period. The Company determined that the license was capable of being distinct, but was not distinct in the context of the contract because it had limited value to Roche without the research activities required to be performed by the Company. Therefore, the Company concluded that there was one performance obligation under the agreement. The Company determined that the transaction price of the Roche Agreement was $10.0 million. The potential milestone payments were fully constrained and have been excluded from the transaction price. Any consideration related to sales-based royalties would be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Roche and therefore were also excluded from the transaction price.
The $10.0 million transaction price was being recognized over the expected research period, which was originally 30 months, using a cost-based input method to measure performance. Upon notice of Roche's intent to terminate the agreement in August 2019, the recognition period was adjusted to end in November 2019. The Company recognized revenue under this agreement of $1.8 million and $1.0 million during the three months ended September 30, 2019 and 2018, respectively. The Company recognized revenue under this agreement of $3.8 million and $3.0 million during nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, $2.2 million of revenue was deferred under this agreement, all of which was current. At December 31, 2018, $6.0 million of revenue was deferred under this agreement, $4.0 million of which was current and $2.0 million of which was non-current.
Provention
In May 2018, the Company entered into a License Agreement with Provention Bio, Inc. (Provention), pursuant to which the Company granted Provention exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a CD32B x CD79B DART molecule being developed for the treatment of autoimmune indications (Provention License Agreement). As partial consideration for the Provention License Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. The warrant expires on May 7, 2025. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-3279, the Company will be eligible to receive up to $65.0 million in development and regulatory milestones and up to $225.0 million in commercial milestones. As of September 30, 2019, the Company has not recognized any milestone revenue under this agreement. If PRV-3279 is commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to the Company, and by the Company in the event that Provention challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.
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
The Company recognized revenue of $6.1 million when it satisfied its performance obligations under the agreements and transferred the MGD010 license and teplizumab assets to Provention in May 2018. The warrants are reported in Other assets on the December 31, 2018 consolidated balance sheet and were revalued at each reporting period based on current Black-Scholes parameters until the warrants were exercised. The resulting increase or decrease is reflected in Other income (expense) on the consolidated statement of operations and comprehensive loss. There was no material change in the valuation of the warrants during the three and nine months ended September 30, 2018. The warrants were valued at $1.9 million as of December 31, 2018, and through the date that they were exercised, the Company recorded an increase in the valuation of the warrants of $20.5 million. In July 2019, the Company exercised the warrants on a cashless basis, and the remaining shares of Provention's common stock acquired are reported in Marketable securities on the September 30, 2019 balance sheet.
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
The NIAID Agreement includes a base period of up to $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through December 31, 2024. In 2017, NIAID exercised the first option in the amount of up to $10.8 million. During the three months ended September 30, 2019 and 2018, the Company recognized revenue of under the NIAID Agreement of $0.8 million and $0.2 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized revenue of under the NIAID Agreement of $1.5 million and $0.6 million, respectively.
7. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (IRC), and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the nine months ended September 30, 2019, 25,722 shares of common stock were purchased under the 2016 ESPP for net proceeds to the Company of approximately $0.4 million.
Employee Stock Option Plans
Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the IRC, or non-qualified stock options. In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of September 30, 2019, under the 2003 Plan, there were options to purchase an aggregate of 559,357 shares of common stock outstanding at a weighted average exercise price of $2.30 per share.
In October 2013, the Company implemented the 2013 Plan.  The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards.  The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Company's Board of Directors. During the nine months ended September 30, 2019, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 9,938,263.   If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of September 30, 2019, there were options to purchase an aggregate of 6,689,172 shares of common stock outstanding at a weighted average exercise price of $22.55 per share under the 2013 Plan.
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$2,765	$2,440	$7,032	$6,347
General and administrative	2,633	2,133	7,049	5,821
Total stock-based compensation expense	$5,398	$4,573	$14,081	$12,168
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Nine Months Ended September 30,
	2019	2018
Expected dividend yield	0%	0%
Expected volatility	73.7% - 76.6%	67.8% - 72.2%
Risk-free interest rate	1.4% - 2.6%	2.4% - 3.1%
Expected term	6.25 years	6.25 years

The following table summarizes stock option activity during the nine months ended September 30, 2019:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	5,273,964	$22.23	6.8
Granted	2,384,770	16.87
Exercised	(210,261)	3.11
Forfeited or expired	(199,944)	23.44
Outstanding, September 30, 2019	7,248,529	20.98	7.3	$11,733
As of September 30, 2019:
Exercisable	4,074,460	22.13	5.9	5,849
Vested and expected to vest	6,936,223	20.98	7.2	11,367
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2019 and 2018 was $14.33 and $18.07, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 was approximately $2.8 million and $4.0 million, respectively. The total cash received for options exercised during the nine months ended September 30, 2019 and 2018 was approximately $0.7 million and $0.9 million, respectively. The total fair value of shares vested in the nine months ended September 30, 2019 and 2018 was approximately $12.8 million and $11.9 million, respectively. As of September 30, 2019, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was approximately $40.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
8. Commitments and Contingencies
On September 13, 2019, a class action suit, entitled Todd Hill v. MacroGenics, Inc. (Case No. 8:19-cv-02713), was filed in the U.S. District Court for the District of Maryland against the Company and certain of its officers and/or directors, alleging violations of securities laws during 2019. The suit asserts certain claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on alleged misstatements or omissions concerning the Company's margetuximab Phase 3 SOPHIA study. The Company believes this suit is without merit and plans to vigorously defend against these claims. Currently, no reserve has been established for any potential liability related to this suit.

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
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts.  Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of September 30, 2019, as well as collaboration payments we anticipate receiving, will enable us to fund our operations into 2021 based on our current business plan.
Through September 30, 2019, we had an accumulated deficit of $611.7 million. We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.

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
Under the terms of the collaboration, Incyte will lead global development of MGA012. Assuming successful development and commercialization of MGA012 by Incyte, we could receive development and regulatory milestones of up to approximately $420.0 million, of which we have already received $15.0 million, and up to $330.0 million in commercial milestones. If MGA012 is commercialized, we would be eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote with Incyte. We retain the right to develop our pipeline assets in combination with MGA012, with Incyte commercializing MGA012 and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of MGA012. In addition, we retain the right to manufacture a portion of both companies' global commercial supply needs of MGA012, subject to a separate commercial supply agreement.

•Servier. In September 2012, we entered into an agreement with Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) to develop and commercialize three DART molecules in all countries other than the United States, Canada, Mexico, Japan, South Korea and India. We received a $20.0 million upfront option fee upon execution of the agreement. In February 2014, Servier exercised its option to develop and commercialize flotetuzumab, for which we received a $15.0 million license option fee. In July 2019, Servier informed us of its intention to terminate the Servier Agreement effective January 15, 2020, unless sooner agreed to by the parties. As a result of this termination, we will regain full exclusive, worldwide commercialization rights to develop and market flotetuzumab.
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

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2018. Except as described in Note 1 to our accompanying consolidated financial statements with respect to our adoption of the requirements of ASC 842, there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2019.

Results of Operations
Revenue
The following represents a comparison of our revenue for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase/(Decrease)
	2019	2018

	(dollars in millions)
Revenue from collaborative and other agreements	$18.0	$20.6	$(2.6)	(13)%
Revenue from government agreements	0.8	0.2	0.6	318%
Total revenue	$18.7	$20.8	$(2.1)	(10)%

The decrease in revenue of $2.1 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to:
•decreased revenue recognized under the Incyte Agreement. Revenue recognized during the three months ended September 30, 2018 included $10.0 million in milestones and higher revenue related to development and manufacturing services performed under the clinical supply agreement than during the three months ended September 30, 2019.
This decrease was partially offset by:

•increased revenue recognition of the Servier flotetuzumab license grant fee during the three months ended September 30, 2019 due to Servier's notice of their intention to terminate the agreement effective January 15, 2020;
•revenue recognition of the deferred upfront payment under the Zai Lab collaboration and license agreement of $4.0 million during the three months ended September 30, 2019; and
•recognition of $1.2 million in revenue during the three months ended September 30, 2019 related to manufacturing services performed under the Zai Lab clinical supply agreements.

	Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018
	(dollars in millions)
Revenue from collaborative and other agreements	$37.5	$43.7	$(6.2)	(14)%
Revenue from government agreements	1.5	0.6	0.9	152%
Total revenue	$39.0	$44.3	$(5.3)	(12)%

The decrease in revenue of $5.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to:
•revenue recognized under the Provention License Agreement and Provention Asset Purchase Agreement of $6.1 million during the nine months ended September 30, 2018; and
•decreased revenue recognized under the Incyte Agreement. Revenue recognized during the nine months ended September 30, 2018 included $10.0 million in milestones, revenue related to certain clinical activities performed, and higher revenue related to development and manufacturing services performed under the clinical supply agreement than during the nine months ended September 30, 2019.
These decreases were partially offset by:
•increased revenue recognition of the Servier flotetuzumab license grant fee during the nine months ended September 30, 2019 due to Servier's notice of their intention to terminate the agreement effective January 15, 2020;
•revenue recognition of the deferred upfront payment under the Zai Lab collaboration and license agreement of $12.1 million during the nine months ended September 30, 2019; and
•recognition of $1.2 million in revenue during the nine months ended September 30, 2019 related to manufacturing services performed under the Zai Lab clinical supply agreements.

Research and Development Expense
The following represents a comparison of our research and development expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase/(Decrease)
	2019	2018

	(dollars in millions)
Margetuximab	$11.3	$10.7	$0.6	6%
Enoblituzumab	4.7	3.1	1.6	52%
MGA012	4.4	8.1	(3.7)	(46)%
Flotetuzumab(a)	2.4	5.2	(2.8)	(54)%
MGD013	8.3	3.9	4.4	113%
MGC018	2.0	2.0	—	—%
MGD007	1.2	2.2	(1.0)	(45)%
MGD009	1.7	2.2	(0.5)	(23)%
Other immune modulator programs	1.9	2.1	(0.2)	(10)%
Discovery and other pipeline programs, collectively	7.0	6.7	0.3	4%
Total research and development expense	$44.9	$46.2	$(1.3)	(3)%
(a) Expenses are shown net of reimbursements from collaborator.
Our research and development expense for the three months ended September 30, 2019 decreased by $1.3 million compared to the three months ended September 30, 2018 primarily due to:
•decreased development and manufacturing costs related to MGA012 and flotetuzumab.
These decreases were partially offset by:
•increased clinical trial costs related to our ongoing MGD013 Phase 1 study.

	Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018

	(dollars in millions)
Margetuximab	$39.5	$51.1	$(11.6)	(23)%
Enoblituzumab	12.6	12.0	0.6	5%
Flotetuzumab(a)	9.4	13.3	(3.9)	(29)%
MGA012	17.7	19.1	(1.4)	(7)%
MGD013	17.3	7.0	10.3	147%
MGD009	5.5	7.0	(1.5)	(21)%
MGC018	8.6	5.8	2.8	48%
MGD007	4.0	6.2	(2.2)	(35)%
Other immune modulator programs	7.0	5.4	1.6	30%
Discovery and other pipeline programs, collectively	21.8	17.0	4.8	28%
Total research and development expense	$143.4	$143.9	$(0.5)	—%
(a) Expenses are shown net of reimbursements from collaborator.
Our research and development expense for the nine months ended September 30, 2019 decreased by $0.5 million compared to the nine months ended September 30, 2018 primarily due to:

•decreased clinical trial costs due to completed enrollment in our margetuximab Phase 3 SOPHIA study; and
•decreased manufacturing and development costs for flotetuzumab.
These decreases were partially offset by:
•increased clinical trial costs related to our ongoing MGD013 Phase 1 study; and
•initiation of our MGC018 Phase 1 study.
 General and Administrative Expense
The following represents a comparison of our general and administrative expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase
	2019	2018
	(dollars in millions)
General and administrative expense	$11.8	$9.6	$2.2	23%

	Nine Months Ended September 30,		Increase
	2019	2018
	(dollars in millions)
General and administrative expense	$34.2	$30.0	$4.2	14%

General and administrative expense increased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 primarily due to consulting expenses and other professional service fees.
Other Income
The change from other income for the three months ended September 30, 2018 to other expense for the three months ended September 30, 2019 is primarily due to $7.6 million in net unrealized losses recognized on equity securities during the three months ended September 30, 2019. Other income increased by $14.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to an increase in the valuation of the warrants received under the Provention License Agreement and Provention Asset Purchase Agreement of $20.5 million prior to the exercise of the warrants in July 2019, and an increase in interest income. This increase was partially offset by $7.6 million in net unrealized losses recognized on equity securities subsequent to the warrant exercise.

Liquidity and Capital Resources
We have historically financed our operations primarily through public and private offerings of equity, upfront fees, milestone payments and license option fees from collaborators and reimbursement through government grants and contracts.    As of September 30, 2019, we had $254.4 million in cash, cash equivalents and marketable securities. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to receive additional reimbursement from our collaborators, including under various government grants or contracts, for certain research and development services rendered and additional milestone payments. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.

Funding Requirements
We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval for and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it will be some time before we expect to generate revenue from product sales and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials, preclinical development and potential commercialization of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of September 30, 2019, as well as collaboration payments we anticipate receiving, will enable us to fund our operations into 2021, assuming all of our programs and collaborations advance as currently contemplated.
Cash Flows
The following table represents a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(96.2)	$(126.0)
Investing activities	(87.0)	11.6
Financing activities	119.7	104.5
Net change in cash and cash equivalents	$(63.5)	$(9.9)
Operating Activities
Net cash used in operating activities reflects, among other things, the amounts used to run our clinical trials and preclinical activities. The principal use of cash in operating activities for all periods presented was to fund our net loss, adjusted for non-cash items, with the nine months ended September 30, 2019 benefiting from the $22.5 million upfront payment from Zai Lab and the $15.0 million upfront payment from I-Mab, and the nine months ended September 30, 2018 benefiting from the $10.0 million upfront payment from Roche.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2019 is primarily due to purchases of marketable securities partially offset by sales of marketable securities. Net cash provided by investing activities during the nine months ended September 30, 2018 is primarily due to maturities of marketable securities partially offset by purchases of marketable securities and making significant leasehold improvements to our facilities, including the build-out of our manufacturing suite at our headquarters location.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2019 and 2018 is primarily due to the proceeds from two firm-commitment underwritten public offerings, which closed in February 2019 and April 2018, respectively.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission (SEC).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of September 30, 2019, we had cash, cash equivalents and marketable securities of $254.4 million.  Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in the Company's internal control over financial reporting that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time we are involved in legal proceedings in the ordinary course of our business. We do not, however, expect such legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors
There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, aside from the risk factors included below:

Risks Related to Our Business and the Development and Commercialization of Our Product Candidates
The results of previous clinical trials may not be predictive of future results, and interim or top line data may be subject to change or qualification based on the complete analysis of data. In addition, the results of our current and planned clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration (FDA) or non-U.S. regulatory authorities or may not be deemed sufficient to warrant regulatory approval.

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
We may publicly disclose top line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we recently announced second interim overall survival data for the SOPHIA trial of margetuximab for the treatment of certain metastatic breast cancer patients. The top line or interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top line and interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. In addition, the achievement of one primary endpoint for a trial does not guarantee that additional co-primary endpoints or secondary endpoints will be achieved. For example, the achievement by margetuximab of its first sequential endpoint for progression-free survival events in the SOPHIA trial does not indicate whether the second sequential endpoint of overall survival will be achieved. In particular, the second interim overall survival analysis, based on 270 events, did not show statistically significant results in the intent to treat population. We currently expect to receive final overall survival results in 2020, and such results may not show statistical significance. Failure to achieve statistical significance in the second sequential endpoint of overall survival in the SOPHIA trial may have an adverse effect on our ability to obtain or retain regulatory approval of margetuximab in the U.S. or in other jurisdictions.
Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. For example, we intend to submit a Biologics License Application (BLA) to the FDA for margetuximab by the end of 2019. We expect the BLA to be subject to a 10-month target review period from the time of FDA acceptance of the BLA for filing. We also expect that the FDA will convene an advisory committee meeting to discuss the application, and the FDA will take the recommendation of the advisory committee into account in assessing the application. Regardless of any advisory committee recommendation, FDA may decline to approve the BLA for a number of reasons including, if the clinical benefit, safety profile or effectiveness of the drug is not deemed by the FDA to warrant approval. The FDA or other non-U.S. regulatory authorities may disagree with our trial design for SOPHIA or other trials, and our interpretation of data from preclinical studies and clinical trials. In particular, the FDA may not view our data as being clinically meaningful or statistically persuasive. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial. Any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.
Risks Relating to Our Common Stock
We are subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.
The market price of our common stock has been and may continue to be volatile. Companies that have experienced volatility in the market price of their common stock are often subject to securities class action litigation. We are currently a target of this type of securities litigation. Specifically, on September 13, 2019, a putative securities class action complaint was filed against us, and certain of our officers and/or directors in the U.S. District Court for the District of Maryland. [See Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q for further information related to the litigation.] This or any future securities litigation could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

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
(Principal Financial Officer)
Dated: November 6, 2019

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