Form 10-K
period 2019-12-31
MACROGENICS INC
filed 2020-02-25
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Yes   ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes   ☑ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes   ☐ No   ☑

The aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $829.7 million based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant's common stock outstanding on February 21, 2020 was 48,984,218.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MacroGenics, Inc.'s definitive proxy statement for the 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

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
•our ability to raise dilutive or non-dilutive capital to fund our operations;

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

PART I
ITEM 1. BUSINESS
Except as otherwise indicated herein or as the context otherwise requires, references in this annual report on Form 10-K to "MacroGenics," the "company," "we," "us" and "our" refer to MacroGenics, Inc. and its consolidated subsidiaries. MacroGenics®, the MacroGenics logo®, DART®, TRIDENTTM and the phrases "Breakthrough Biologics, Life-Changing Medicines" and "Developing Breakthrough Biologics, Life-Changing Medicines" are our trademarks. The other trademarks, trade names and service marks appearing in this report are the property of their respective owners.
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. We currently have a pipeline of product candidates in human clinical testing, including seven immuno-oncology programs, that have been created primarily using our proprietary, antibody-based technology platforms. We believe our product candidates have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.

We are developing product candidates that target various tumor-associated antigens. These include tumor-associated antigens that have been well characterized, such as human epidermal growth factor receptor 2 (HER2), which is expressed on some breast, gastroesophageal and other cancer types. Other product candidates that we are developing target tumor-associated antigens against which there are currently no approved products, such as B7-H3, a molecule in the B7 family of immune regulator proteins widely expressed by several different tumor types. We are also developing molecules that target programmed cell death protein 1 (PD-1), a protein that is important in the regulation of the immune system’s response to cancer. Monoclonal antibodies that inhibit PD-1 have been approved by the U.S. Food and Drug Administration (FDA) for the treatment of numerous cancers. Our clinical pipeline includes an anti-PD-1 monoclonal antibody that we have out-licensed to a partner and two bispecific DART product candidates that co-engage PD-1 and LAG-3, and PD-1 and CTLA-4, respectively. We are also developing a bispecific DART molecule that engages CD3 on immune effector cells to kill CD123-expressing cancer cells in certain hematological malignancies, including acute myeloid leukemia (AML).

We have created our product candidates based on the following antibody-based technologies:
•Fc Optimization platform, which introduces certain mutations into the Fc domain of a monoclonal antibody in order to modulate antibody interaction with immune effector cells to enhance the killing of cancer cells;
•Multi-specific platforms, which enable us to design antibodies that can bind to two (in the case of our bispecific DART product candidates) or more distinct targets; and
•Antibody drug conjugate (ADC) platforms, which we have licensed from collaboration partners, and which link monoclonal antibodies that specifically target cytotoxins to cancer cells that are designed to trigger cell death in the cancer cell.
Our goal is to be a fully integrated biotechnology company leading in the discovery, development and commercialization of breakthrough antibody-based biologics for the treatment of patients with cancer.

Our Pipeline of Immuno-Oncology Product Candidates

The table below depicts the current status of our immuno-oncology product candidates that are in clinical development and for which we retain all or some commercial rights:

(a) MGC018 is an ADC based on a duocarmycin payload with cleavable peptide linker that was licensed from Synthon Biopharmaceuticals.
(b) MacroGenics retains rights to develop its pipeline assets in combination with MGA012 and to manufacture a portion of global clinical and commercial supply needs of MGA012. Incyte designates this molecule as “INCMGA0012”.

Margetuximab

Margetuximab is an investigational, immune-enhancing, monoclonal antibody that targets HER2-expressing tumors, including certain types of breast and gastroesophageal cancers. Margetuximab was designed to provide HER2 blockade with similar HER2 binding and antiproliferative effects as trastuzumab. In addition, we have engineered the constant region (Fc region) of margetuximab using our Fc Optimization platform to enhance the engagement of the immune system through an Fc-dependent mechanism, such as antibody dependent cell-mediated cytotoxicity (ADCC), to increase tumor cell killing. Furthermore, ADCC may also lead to HER2-specific T-cell and antibody responses, facilitating the engagement of both innate and adaptive immune responses.

HER2-positive Breast Cancer.

HER2 is a protein found on the surface of some cancer cells that promotes growth and is associated with aggressive disease and poor prognosis. Approximately 15-20% of breast cancer cases are HER2-positive, representing approximately 45,000 new cases annually in the U.S. according to the American Cancer Society Breast Cancer Facts & Figures 2019-2020. Monoclonal antibody-based therapies targeting HER2 have greatly improved outcomes of patients with HER2-positive breast cancer and are now standard of care in both early- and late-stage disease. Ongoing HER2 blockade is recommended for patients who have relapsed or refractory HER2-positive disease; after progression occurs during treatment with other HER2-directed therapies, the need for additional agents in later lines remains.

In December 2019, we submitted a Biologics License Application (BLA) to the FDA for margetuximab for the treatment of patients with metastatic HER2-positive breast cancer in combination with chemotherapy. The BLA submission was based primarily on data from SOPHIA, our Phase 3 clinical trial comparing margetuximab plus chemotherapy versus trastuzumab plus chemotherapy in patients with HER2-positive metastatic breast cancer who have previously been treated with anti-HER2-targeted therapies. In February 2020, the BLA was accepted for review by the FDA. We expect that there will be a Standard Review process and anticipate a Prescription Drug User Fee Act (PDUFA) date by the end of 2020. In addition, we believe that the FDA will require an Oncologic Drugs Advisory Committee (ODAC) and anticipate that meeting will likely occur in the second half of 2020.

The SOPHIA study enrolled 536 patients at approximately 200 trial sites across North America, Europe and Asia. Patients were treated with either margetuximab or trastuzumab in combination with one of four chemotherapy agents (capecitabine, eribulin, gemcitabine or vinorelbine). All study patients had previously received trastuzumab and pertuzumab, and approximately 90% had previously received ado-trastuzumab emtansine. Primary endpoints are sequentially-assessed progression-free survival (PFS), determined by centrally-blinded radiological review, and overall survival (OS). A pre-specified exploratory objective of the study was to evaluate the effect of CD16A (Fcγ receptor) allelic variation on margetuximab activity; approximately 85% of the overall human population, as well as patients enrolled in the SOPHIA study, carry the

CD16A 158F allele, which has been previously associated with diminished clinical response to trastuzumab and other antibodies.

In February 2019, we announced topline PFS results from the SOPHIA trial as of an October 2018 data cut-off. In June 2019, at a medical conference, we presented data from SOPHIA as of the aforementioned October 2018 data cut-off that showed a statistically significant improvement in PFS in patients treated with margetuximab plus chemotherapy compared to trastuzumab plus chemotherapy in the intention-to-treat (ITT) population after 265 PFS events (median PFS=5.8 months versus 4.9 months; hazard ratio [HR]=0.76; 95% confidence interval [CI]: 0.59-0.98; P=0.033). In the pre-specified, exploratory subpopulation of patients carrying the CD16A 158F allele, PFS was prolonged by 1.8 months in the margetuximab arm compared to the trastuzumab arm (median PFS=6.9 months versus 5.1 months; HR=0.68; 95% CI: 0.52-0.90; P=0.005). We also presented data from the planned first interim analysis of OS based on 158 OS events. This interim analysis was not expected to and did not reach statistical significance. In the ITT population, median OS was 18.9 months in the margetuximab arm versus 17.2 months in the trastuzumab arm (HR=0.95; 95% CI: 0.69-1.31). In the pre-specified, exploratory subpopulation of patients carrying the CD16A 158F allele, median OS was 23.6 months in the margetuximab arm versus 16.9 months in the trastuzumab arm (HR=0.82; 95% CI: 0.58-1.17). As a secondary outcome measure in the SOPHIA study, the objective response rate (ORR) in the ITT population was 22% in the margetuximab arm (95% CI: 17.3-27.7%) compared to 16% in the trastuzumab arm (95% CI: 11.8-21.0%).

At a medical conference in December 2019, we presented data from the planned second interim analysis of OS as of a September 2019 cut-off after 270 OS events. In this second interim OS analysis, OS favored margetuximab plus chemotherapy compared with trastuzumab plus chemotherapy in the ITT population; however, these data were not expected to and did not reach statistical significance (median OS=21.6 months versus 19.8 months; HR=0.89; 95% CI: 0.69-1.13; nominal P=0.326). The final pre-specified OS analysis is planned after 385 OS events have accrued, which is projected to occur in the second half of 2020, at which point the results may or may not reach statistical significance. Among the genetically defined exploratory subpopulation of patients carrying a CD16A 158F allele, the median OS at the second interim analysis was prolonged by 4.3 months in the margetuximab arm compared to the trastuzumab arm (23.7 months versus 19.4 months; HR=0.79; 95% CI: 0.61-1.04; nominal P=0.087). Among the approximately 15% of patients who were homozygous for the CD16A 158V allele, the trastuzumab arm performed better than the margetuximab arm.

We believe margetuximab plus chemotherapy has shown a safety profile generally comparable to that of trastuzumab plus chemotherapy in this study. As of the April 2019 data cut-off for safety, Grade 3 or greater adverse events occurred in 142 (54%) patients on the margetuximab arm compared to 140 (53%) patients on the trastuzumab arm. Serious adverse events occurred in 43 (16%) patients on the margetuximab arm compared to 49 (18%) patients on the trastuzumab arm. Infusion-related reactions (IRR) were more common with margetuximab treatment than with trastuzumab (13% versus 3%) and were mostly Grade 1 or 2 and associated with the first dose. A substudy evaluating shorter, 30-minute infusions of margetuximab in Cycle 2 and beyond showed no effect on safety outcomes, including risk or severity of IRR.

In January 2018, the FDA granted Fast Track designation for the investigation of margetuximab for treatment of patients with metastatic or locally advanced HER2 positive breast cancer who have previously been treated with anti-HER2-targeted therapy. Although there are benefits associated with a Fast Track designation, such as more frequent meetings with the FDA to discuss the drug's development plan, we anticipate a Standard Review process for the BLA.

Gastric Cancer.
Cancer of the stomach, also called gastric cancer (GC), and cancer of the gastroesophageal junction (GEJ), which is where the esophagus joins the stomach, are collectively referred to as gastroesophageal adenocarcinoma, which is the third leading cause of cancer death worldwide according to the World Health Organization in 2018. Both GC and GEJ cancer are often diagnosed at an advanced stage and therefore have very poor prognosis, with a 5-year survival of 5-20%. Chemotherapy is the standard of care for first-line therapy and may be combined with trastuzumab for the approximately 20% of patients whose tumors are HER2-positive.

We are evaluating the combination of margetuximab plus PD-1 checkpoint blockade as a chemotherapy-free regimen in patients with advanced HER2-positive GC or GEJ cancer in two separate clinical studies. We believe that combining checkpoint blockade and margetuximab may enhance tumor-specific T-cell immunity and increase anti-tumor activity.

In September 2019, we presented data from our ongoing Phase 2, open-label, dose escalation and expansion study of margetuximab plus pembrolizumab, an anti-PD-1 monoclonal antibody, in patients with advanced HER2-positive GC or GEJ cancer who have previously been treated with chemotherapy and trastuzumab in the metastatic setting. In this study, 92 patients, including 61 patients with GC and 31 patients with GEJ, who had HER2-positive disease, were treated at the recommended phase 2 dose of 15 mg/kg margetuximab and 200 mg pembrolizumab, both administered every three weeks, and were included in the analysis. HER2 positivity was characterized by a score of 3+ by immunohistochemistry (IHC), or IHC3-positve, or a score of 2+ by IHC and detection by fluorescence in situ hybridization (FISH), or IHC2-positive/FISH-positive. Patients in the study were enrolled irrespective of programmed death-ligand 1 (PD-L1) expression status. We reported data as of July 10, 2019. As of this data cut-off date, the study was ongoing with eight patients remaining on therapy. Acceptable tolerability was observed in this study in patients treated with margetuximab and pembrolizumab. Grade 3 or higher treatment-related adverse events (TRAE) occurred in 19.6% of patients. Response rates, median PFS and OS observed in the ongoing study are summarized in the following table:

	Gastroesophageal Adenocarcinoma (GEA = GC + GEJ)				Gastric Cancer (GC)
	ORR	DCR	Median PFS (months)	Median OS (months)	ORR	DCR	Median PFS (months)	Median OS (months)
All Patients	20*/92 (21.7%)	50/92 (54.4%)	2.7	12.5	18*/61 (29.5%)	40/61 (65.6%)	4.1	13.9
HER2 IHC3+	20*/71 (28.2%)	45/71 (63.4%)	4.3	13.9	18*/55 (32.7%)	38/55 (69.1%)	4.7	14.6
HER2 IHC3+/PD-L1+	12/25 (48.0%)	19/25 (76.0%)	4.8	20.5	12/23 (52.2%)	19/23 (82.6%)	5.5	20.5
*Three unconfirmed responses; ORR includes complete responses (CR) and partial responses (PR); DCR=disease control rate and includes CR, PR and stable disease (SD).

Based on these results, in September 2019, we initiated the MAHOGANY study, a Phase 2/3 registration-directed clinical trial to evaluate, in Module A, margetuximab in combination with MGA012, an anti-PD-1 monoclonal antibody, in patients with tumors that are both HER2-positive and PD-L1 positive. This approach is designed as a chemotherapy-free regimen that engages both innate and adaptive immunity for the treatment of patients with GC or GEJ cancer in the first-line setting. The primary outcome measure for efficacy in Module A is ORR per Response Evaluation Criteria in Solid Tumors (RECIST) v 1.1. We expect to obtain initial data in the second half of 2020 to enable a decision whether to enroll additional patients into the study to support a potential accelerated approval of the U.S. in the future.

We also plan to evaluate margetuximab with chemotherapy and MGA012 or MGD013, a PD-1 x LAG-3 bispecific DART molecule, compared to standard of care therapy of trastuzumab with chemotherapy in Module B of the MAHOGANY study. In this portion of the randomized, controlled study, patients are planned to be enrolled irrespective of PD-L1 expression. The primary outcome measure for efficacy in Module B is planned to be OS.

In November 2018, we licensed the right to develop and commercialize margetuximab in mainland China, Hong Kong, Macau and Taiwan to Zai Lab Limited (Zai Lab). Zai Lab will lead clinical development in its territory by leveraging its regulatory and clinical development expertise and broad regional network of investigators. We are prioritizing enrollment of MAHOGANY Module A in the U.S. We expect Zai Lab to initiate Module B in Greater China in the second half of 2020, unless regional coronavirus related precautions or other circumstances delay such initiation . In February 2020, Zai Lab announced that it had dosed a first patient in a registrational bridging study of margetuximab, in combination with chemotherapy, for the treatment of patients with metastatic HER2-positive breast cancer. In 2010, we licensed the right to develop and commercialize margetuximab in South Korea to Green Cross Corporation (GC Pharma).

Flotetuzumab

Flotetuzumab is an investigational bispecific, humanized DART molecule that recognizes both CD123 and CD3. CD123, the Interleukin-3 receptor alpha chain, has been reported to be over-expressed on cancer cells in a wide range of hematological malignancies, including acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). CD3 is expressed on immune effector cells, such as T cells. Flotetuzumab is designed to engage and redirect T cells to kill CD123-expressing malignant cells.

Acute Myeloid Leukemia (AML)

AML is a hematopoietic stem cell malignancy characterized by uncontrolled clonal proliferation of neoplastic precursors and differentiation arrest that prevent normal bone marrow hematopoiesis. AML is thought to arise in and be perpetuated by a small population of leukemic stem cells (LSCs) that generally resist conventional chemotherapeutic agents. LSCs are characterized by high levels of CD123 expression that is low or absent in the corresponding hematopoietic progenitors and stem cell populations in normal human bone marrow. Flotetuzumab was designed to redirect T lymphocytes to kill CD123-expressing cells. To achieve this, the DART molecule combines an arm that recognizes CD123 on the target cancer cells, with a portion of an antibody recognizing CD3, an activating protein expressed by normal T cells, which are specialized white blood cells in the human immune system.

Approximately 20,000 new cases of AML were diagnosed in the U.S. in 2019, with a median age of 68 years at diagnosis, according to the Surveillance, Epidemiology, and End Results (SEER) Program of the National Institutes of Health (NIH). Hematopoietic stem cell transplantation represents the only treatment modality with curative potential. Approximately 40-50% of newly diagnosed patients fail to achieve a complete remission (CR) with intensive induction therapy (primary induction failure) or experience disease recurrence after a short remission duration of less than 6 months (early relapsed). A very small number of these patients are expected to respond to salvage therapy. In addition, although new targeted agents have been approved for the treatment of first-line or relapsed/refractory AML in recent years, approximately 50% of patients have no known targetable mutations.

In December 2019, we presented data from our Phase 1/2 dose expansion study of flotetuzumab in relapsed/refractory patients with AML. In this study, 30 patients classified as having primary induction failure or early relapsed AML who had received a median of four prior therapies were treated with flotetuzumab at the recommended Phase 2 dose of 500 ng/kg/day by continuous infusion with a lead-in dosing strategy. Data were reported as of the cut-off date of November 1, 2019. The study is currently ongoing, with additional patients being enrolled.

Responses, including CR, CRh (CR with partial hematological recovery) and CRi (CR with incomplete hematological improvement) per a modified International Working Group (IWG) Response Criteria for AML, are summarized in the table below. Four responders received allogeneic hematopoietic stem cell transplantation as consolidation therapy and remained in remission after 6 to 21 months.

	Responders (N)	ITT Population (N = 30)	Evaluable Patients (N = 28)
CR	5	16.6%	17.9%
CR + CRh	8	26.7%	28.6%
CR + CRh + CRi	9	30.0%	32.1%

The most common TRAE was infusion-related reaction/cytokine release syndrome (IRR/CRS) that occurred in all (30/30) patients. However, most CRS events observed were of short duration and mild to moderate (grade 1 or 2) in severity, with only one grade 3 event reported in one patient.

We intend to define a potential registration path in the U.S. for the treatment of patients with primary induction failure and early relapsed AML in the first half of 2020, pending discussions with the FDA. The FDA has granted orphan drug designation to flotetuzumab for the treatment of AML.

In addition, we believe our preclinical and translational data provide a scientific rationale for combining flotetuzumab with checkpoint blockade as a potential mechanism for enhanced CD123-directed T cell killing and anti-leukemic activity. We have initiated a Phase 1/2 study of flotetuzumab in combination with MGA012 in patients with relapsed/refractory AML. The study is currently being conducted in countries outside of the U.S.

MGA012
MGA012 (also known as INCMGA0012) is an investigational monoclonal antibody targeting PD-1. Marketed antibodies targeting this checkpoint molecule have shown clinical efficacy in the treatment of various tumors by releasing the "brakes" of the immune system and help to restore the immune system's ability to detect and kill tumor cells. In 2017, we licensed MGA012 to Incyte Corporation (Incyte) under a global collaboration and license agreement, although we retain the right to develop the molecule in combination with product candidates from our pipeline. Incyte has stated it is pursuing development of MGA012 monotherapy through potentially registration-enabling studies in squamous carcinoma of the anal canal (SCAC), MSI-high endometrial cancer and Merkel cell carcinoma, with data in SCAC anticipated in the second half of 2020. In addition, we expect Incyte to initiate two Phase 3 studies of MGA012 in combination with chemo-radiation or chemotherapy in patients with advanced or metastatic non-small cell lung cancer (NSCLC), known as POD1UM-301 and

POD1UM-304, respectively. Incyte is also pursuing development of MGA012 in combination with multiple product candidates from its pipeline. We are currently studying MGA012 in combination with margetuximab in patients with GC or GEJ cancer and with flotetuzumab in patients with relapsed/refractory AML.
Enoblituzumab
Enoblituzumab is an investigational, immune-enhancing, monoclonal antibody that targets B7-H3 that has been engineered using our Fc Optimization platform. B7-H3, a protein in the B7 family of immune regulator proteins that is widely expressed by a number of different tumor types and may play a key role in regulating the immune response to various cancers. There are no currently approved therapeutic agents directed against B7-H3.
We conducted a Phase 1 clinical study of enoblituzumab and pembrolizumab, an anti-PD-1 monoclonal antibody, to evaluate the combination in patients with B7-H3-expressing melanoma, squamous cell carcinoma of the head and neck (SCCHN), NSCLC and urothelial cancer. The combination of enoblituzumab and checkpoint blockade is designed to engage innate and adaptive immunity to enhance tumor cell killing. A total of 133 patients were treated in the study and the data cut-off date was October 12, 2018.
As presented in November 2018, in the SCCHN dose expansion cohort, confirmed PRs were observed in 6 of 18 (33%) of patients evaluable for response who had not previously received anti-PD-1 or anti-PD-L1 therapy. For the subset of patients with B7-H3 tumor expression ≥ 10%, 6 of 15 (40%) had confirmed PRs. Objective response rates ranging from 13% to 16% have previously been reported in SCCHN patients treated with anti-PD-1 agents alone. The combination of enoblituzumab and an anti-PD-1 monoclonal antibody demonstrated acceptable tolerability, with any adverse event ≥ Grade 3 occurring in 27.1% of patients as of the October 12, 2018 data cut-off date. The rate of immune-related adverse events experienced in the trial was comparable to that historically observed by others in patients who received pembrolizumab as monotherapy.

To further inform the development of enoblituzumab, we plan to evaluate the molecule both in combination with MGA012 and in combination with MGD013 as chemotherapy-free regimens in first-line patients with recurrent and metastatic SCCHN as a lead-in module to a Phase 2/3 study, before proceeding with one of these combinations in the study.

In July 2019, we licensed the right to develop and commercialize enoblituzumab in mainland China, Hong Kong, Macau and Taiwan to I-Mab Biopharma (I-Mab). I-Mab plans to both lead regional studies in its territories as well as participate in global studies conducted by MacroGenics.

MGD013
MGD013 is an investigational, first-in-class bispecific DART molecule targeting PD-1 and LAG-3, or lymphocyte-activation gene 3. We have engineered MGD013 to concomitantly or independently bind to PD-1 and LAG-3 and disrupt these non-redundant inhibitory pathways to further restore exhausted T-cell function. We are conducting a Phase 1 dose expansion study of MGD013 in up to nine tumor types, including both solid tumors and hematological malignancies. We expect to select one or more indications for further development and submit data from the ongoing study for presentation at a scientific conference in the first half of 2020.
Under our November 2018 license and collaboration agreement with Zai Lab, we also licensed to them the right to develop and commercialize MGD013 in mainland China, Hong Kong, Macau and Taiwan. In February 2020, Zai Lab announced that it had dosed a first patient in a Phase 1b dose escalation and expansion clinical study of MGD013 in combination with niraparib, a PARP (poly [ADP-ribose] polymerase) inhibitor, for the treatment of patients with advanced or metastatic GC or GEJ cancer who failed prior treatment.

MGC018

MGC018 is an investigational ADC that is designed to target solid tumors expressing B7-H3. This molecule uses a duocarmycin payload with a cleavable peptide linker that was licensed from Synthon Biopharmaceuticals. We are conducting a Phase 1 dose escalation study of MGC018. We expect to complete the dose escalation portion of the study in 2020 and then initiate a focused dose expansion in one or more selected tumor types. In addition, MacroGenics expects to submit data from the dose escalation cohorts for presentation at a scientific conference in 2020.

MGD019
Approved monoclonal antibodies that target the immune checkpoints PD-1 and CTLA-4, or cytotoxic T-lymphocyte-associated protein 4, have shown enhanced clinical antitumor activity when given in combination in various cancers, including renal cell carcinoma and NSCLC with high tumor mutational burden. MGD019 is an investigational, bispecific DART molecule in our pipeline that was designed to enable co-blockade of PD-1 and CTLA-4 immune checkpoint molecules co-expressed on T cells. We are currently evaluating MGD019 in a Phase 1 dose escalation study. We expect to complete the dose escalation portion of the study in 2020 and then initiate a focused dose expansion in one or more selected tumor types. In addition, MacroGenics expects to submit data from the dose escalation cohorts for presentation at a scientific conference in 2020.

MGD014
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
Our Therapeutic Area Focus: Cancer
Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled manner, forming malignancies that can invade other parts of the body. In normal tissues, the rates of new cell growth and cell death are tightly regulated and kept in balance. In cancerous tissues, this balance is disrupted as a result of mutations, causing unregulated cell division or proliferation that leads to tumor formation and growth. While tumors can grow slowly or rapidly, the dividing cells will nevertheless accumulate, and the normal organization of the tissue will become disrupted. Cancers subsequently can spread throughout the body by processes known as invasion and metastasis. Once cancer spreads to sites beyond the primary tumor, it generally becomes more difficult to treat and may be incurable. Cancer cells that arise in the lymphatic system and bone marrow are referred to as hematological malignancies. Cancer cells that arise in other tissues or organs are referred to as solid tumors. Cancer can arise in virtually any part of the body, with the most common types arising in the prostate gland, breast, lung, colon and skin. Cancer is the second leading cause of death in the United States, exceeded only by heart disease. An increasing number of people are also living longer with cancer.
We believe that our platforms position us very well strategically to actively develop approaches for the treatment of both solid tumors and hematologic malignancies.
Our Platforms and Technology Expertise
We apply our understanding of disease biology, immune-mediated mechanisms and next generation antibody technologies to design specifically targeted antibody-based product candidates based on our DART and Fc Optimization platforms. Through these platforms we have designed antibody-based product candidates that have the potential to improve on standard treatments by having one or more of the following attributes: (1) multiple specificities; (2) increased abilities to interact with the body's immune system to fight tumors; (3) capacity to bind more avidly to antigen targets: (4) increased potency; (5) reduced immunogenicity or (6) the ability to target and kill cancer cells that are resistant to standard treatments. Moreover, these technology platforms are complementary and can be combined to address the complex biology of cancer.
DART and TRIDENT Platforms: Our Proprietary Approach to Engineer Multi-Specific Antibodies
We use our DART platform to create derivatives of antibodies with the ability to bind to two distinct targets instead of a single one found in traditional monoclonal antibodies. DART product candidates are therefore bispecific. An example of a bispecific molecule from our DART platform is illustrated below:

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
Our DART platform enables us to design multi-specific molecules that seek to exploit different mechanisms of action, including those set forth below.

•Redirected T cell activation and killing. In this version of the DART molecule, we are engaging the cancer-fighting properties of the immune effector cells, such as T lymphocytes to: (1) recognize and bind to proteins expressed on a cancer cell, or tumor associated antigens (e.g., CD123), (2) enable the recruitment of all types of cytotoxic, or cell killing, T cells, irrespective of their ability to recognize cancer cells (e.g., CD3, a common component of the T cell antigen receptor) and (3) trigger T cell activation, expansion, and cell killing mechanisms to destroy a cancer cell. The outcome is that any of the body's T cells, in theory, could be recruited to destroy a cancer cell and thus, are not limited to the small numbers of specific T cells that might have been generated in response to cancer to kill tumor cells. Furthermore, given the design of a DART molecule, since any T cell could be recruited for this killing process, relatively small amounts of a DART molecule may be required to trigger this potent immune response. Additionally, the compact structure of the DART protein makes it well suited for maintaining cell-to-cell contact, which we believe contributes to the high level of target cell killing. Our DART molecules that redirect T cells against cancer or other targets, including flotetuzumab, are manufactured using a conventional antibody platform without the complexity of having to genetically modify T cells from individual patients, as would be required by approaches such as chimeric antigen receptor (CAR) T cells. We have continued to evolve our bispecific platform with the introduction of a next-generation CD3-engaging DART technology designed to recruit, engage and activate T cells to kill tumor target cells with reduced release of pro-inflammatory cytokines. This next-generation CD3 DART platform is aimed at addressing cytokine-release syndrome, the most frequent and often dose-limiting adverse event associated with CD3-engaging molecules. We believe the next-generation CD3 DART platform could expand the therapeutic window of CD3-engaing DART molecules and further increase their potential application in oncology.

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
We are currently developing specific product candidates using this technology, including flotetuzumab, MGD013, MGD019 and MGD014 in clinical trials, as well as others in preclinical development.
We have also advanced beyond our DART platform to establish a TRIDENT platform, which reflects the continuing evolution of our multi-specific antibody-based targeting expertise. Built on the DART module, the trivalent TRIDENT platform incorporates in an Ig-like format an additional domain capable of engaging an independent antigen. With the inclusion of a third targeting arm, TRIDENT molecules enable a broader range of mechanisms of action than bispecific targeting, allowing, for instance, the engagement of multiple antigens on a single or on different cells or enabling enhanced target selectivity by modulating the avidity of one of two antigens. Product candidates using this technology are currently in preclinical development.
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
To date, we have successfully incorporated our Fc variants in two of our clinical-stage antibody product candidates, margetuximab and enoblituzumab. We have preclinical data demonstrating that these Fc variants have substantially improved the activity of these antibodies. In addition, clinical data from our Phase 3 SOPHIA study of margetuximab demonstrated an improvement in PFS over that of trastuzumab, an analog monoclonal antibody with a wild-type, non-engineered Fc domain.
Our Collaborations
Throughout our company's history, we have entered into collaborations with other biopharmaceutical companies and plan to continue to do so. We enter into collaborations when there is a strategic advantage to us and when we believe the financial terms of the collaboration are favorable for meeting our short-term and long-term strategic objectives. We are not dependent upon any one of these collaborations, but in many cases we have rights to receive sales royalties and other significant financial payments if the partnered product candidates achieve certain development and sales milestones. We endeavor to establish collaborations that preserve our right to participate in future commercialization, for example by securing co-promotion or profit-sharing rights under certain circumstances.
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
Pipeline Patent Protection
As of December 31, 2019, we held 85 patents in the United States with 50 patent applications pending and 562 patents in other countries of the world with 619 patent applications pending. In addition to patents and patent applications generally providing protection for various aspects of our Fc Optimization, DART, and TRIDENT platforms, we have patent and patent applications for the composition of matter of each of our clinical pipeline product candidates and, in some cases, we also have other patents and patent application related to various aspects of the technology underlying these product candidates or their methods of use.
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
Manufacturing
We currently manufacture our drug substance for our clinical trials at our manufacturing facilities located in Rockville, Maryland. For several of our antibody product candidates, we have supplemented our drug substance manufacturing capacity through an arrangement with AGC Biologics, Inc. (AGC, formerly CMC Biologics, Inc.), a contract manufacturing organization, and plan to commercially produce margetuximab at AGC assuming approval of margetuximab. We also intend to commercially produce material for our product candidates, when and if approved by the FDA. In addition, we currently rely on and will continue to rely on contract fill-finish service providers, primarily Ajinomoto Bio-Pharma Services and Baxter Healthcare Corporation, to fulfill our fill-finish needs for our current and future product candidates.

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
Commercialization
We currently have no approved products in the United States or any country. We cannot market or promote a new product in a country until a marketing application has been approved by the appropriate regulatory authority for that jurisdiction. Subject to receiving marketing authorization in a jurisdiction, we believe we will be able to commercialize in that market through arrangements with third-party commercial partners. We currently have not established a sales, marketing or distribution infrastructure. If we are unable to enter into a third-party commercial arrangement with respect to the United States, we believe that we could potentially put in place an appropriately sized organization to commercialize our approved product or products. Outside the United States, our strategy is to enter into arrangements with third-party commercial partners for any of our product candidates that obtain marketing approval.

Competition
There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, as well as biologic therapeutics that work by using next-generation antibody technology platforms to address specific cancer targets. In particular, margetuximab is directed against HER2 and several companies have cancer therapeutics directed against HER2 that are either currently approved and on the market or in development, such as F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), particularly through its affiliate, Genentech, Inc., as well as Puma Biotechnology, Inc., Daiichi Sankyo Company, Limited and AstraZeneca plc. (AstraZeneca), Seattle Genetics Inc., Zymeworks, Inc., and Synthon Biopharmaceuticals, many of which have significantly greater resources than we do. Market competition may limit the utilization of margetuximab as a therapeutic, even if market approval and adequate reimbursement is obtained, and competition among development-stage programs for patients enrolling in clinical trials for HER2-directed therapies may delay expected timelines for our clinical trials.
In addition, the immuno-oncology field is competitive, with treatments currently approved and on the market or in development for various tumor types and patient populations from a variety of different companies such as Merck & Co., Inc. (Merck), The Bristol-Myers Squibb Company (BMS), and Roche, all of which have significantly greater resources than we do. Many of our pipeline programs, if successful, will likely face significant competition both by therapeutics that are already being marketed as well as those that will be approved for marketing before our programs. In particular, we are developing PD-1-directed product candidates, including a monoclonal antibody that we have outlicensed and two DART molecules. Merck, BMS, Roche, AstraZeneca, Pfizer Inc. and Merck KGaA, and Regeneron Pharmaceuticals, Inc. all have approved products that target either the PD-1 receptor or its ligand, PD-L1, and there are several other companies that have anti-PD-1 or anti-PD-L1 antibodies in clinical development, all of which would compete with our PD-1-directed programs. In addition, these and other companies are developing product candidates directed against other immuno-oncology targets that we are pursuing through our bispecific approaches.
Finally, several companies are also developing therapeutics that work by targeting multiple specificities using a single recombinant molecule. Amgen Inc. has obtained marketing approval for one product that works by targeting antigens both on immune effector cell populations and those expressed on certain cancer cells, and has other product candidates in development that use this mechanism. In addition, other companies are developing new treatments for cancer that utilize multi-specific approaches, including Abbvie Inc., Affimed Therapeutics AG Corporation, Eli Lilly and Company, Genmab A/S, Merus B.V., Regeneron, Roche, Astra Zeneca, Xencor, Inc. and Zymeworks, Inc.

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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe effects, are more convenient or are less expensive than any products that we may develop, or the standards of care for cancer patients change while our clinical trials are ongoing. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payors seeking to encourage the use of biosimilar products. Biosimilar products are expected to become available over the coming years. For example, trastuzumab biosimilars have been approved in the U.S. by FDA.
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
Clinical Development. Clinical trials involve the administration of the investigational drug to human subjects (healthy volunteers or patients) under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with all applicable federal regulations and guidance, including those pertaining to good clinical practice (GCP) standards that are meant to protect the rights, safety, and welfare of human subjects and to define the roles of clinical trial sponsors, investigators, and monitors; as well as (ii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing of a new drug in the United States (whether in patients or healthy volunteers) must be included in the IND application submission, and FDA must be notified of subsequent protocol amendments. In addition, the protocol must be reviewed and approved by an institutional review board (IRB) and all study subjects must provide informed consent prior to participating in the study. Typically, each institution participating in the clinical trial will require review of the protocol before any clinical trial commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (NIH) for public dissemination on their ClinicalTrials.gov website. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and there are additional, more frequent reporting requirements for suspected unexpected serious adverse events.
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
Product Approval. After completion of the required clinical testing, a BLA can be prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of preclinical, clinical and other testing and a compilation of data relating to the product's chemistry, manufacture and controls. The cost of preparing and submitting a BLA is substantial. Under federal law, the submission of most BLAs is additionally subject to a substantial application user fee, and annual program user fees also apply. These fees are typically increased annually.
The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the FDA's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins a substantive review, and the review period under the Prescription Drug User Fee Act begins. The standard for reviewing a BLA is whether the product is safe, pure and potent, which has been interpreted to include that the product is safe and effective and has a favorable benefit-risk profile. FDA's current performance goals call for FDA to complete review of 90 percent of standard (non-priority) BLAs within 10 months of filing and within six months for priority BLAs, which is 12 months and eight months, respectively, if the 60-day review of the initial application is included in the timeline. In addition, the FDA has developed approaches intended to make certain qualifying products available to patients rapidly - Priority Review, Breakthrough Therapy, Accelerated Approval, and Fast Track. While the timelines for approval under these pathways may be shorter, there are requirements and conditions associated with each pathway, and there can be no assurance that any of our investigational products will be able to meet the conditions or requirements necessary to receive any such designation or be able to receive the review or approval benefits associated with such designations.

The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes outside clinicians and other experts, for review, evaluation and a recommendation as to whether sufficient data exist in the application to support product approval. The FDA is not bound by the recommendation of an advisory committee, but it generally gives significant deference to such recommendations.
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
After the FDA evaluates the BLA and the manufacturing and testing facilities, it issues either an approval letter or a complete response letter. Complete response letters generally outline the deficiencies in the submission and delineate the additional testing or information needed in order for the FDA to reconsider the application. If and when deficiencies outlined in a complete response letter have been addressed to the FDA's satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing 90 percent of resubmissions within two or six months from receipt depending on the type of information included.
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
Other U.S. Post-Marketing Regulatory Requirements. Once a BLA is approved, a product will be subject to certain post-approval requirements, including those relating to advertising, promotion, adverse event reporting, recordkeeping, and cGMPs, as well as registration, listing, and inspection. There also are continuing, annual program user fee requirements for marketed products, as well as new application fees for supplemental applications with clinical data.
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

BioPharmaceutical Coverage, Pricing, and Reimbursement
In the United States and other countries, sales of any future products for which we receive regulatory approval for commercial sale will depend in part on the availability of adequate reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers, and other organizations. Third-party payors are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Third-party reimbursement adequate to enable us to realize an appropriate return on our investment in research and product development may not be available or optimal for our products.
Drug prices have become a subject of increased focus in recent years. Although there are currently no direct government price controls over private sector purchases in the U.S., federal law requires pharmaceutical manufacturers to pay prescribed rebates on certain government or Medicaid-reimbursed drugs to enable them to be eligible for reimbursement under certain public healthcare programs such as Medicaid and Medicare Part B. Various states have adopted further mechanisms that seek to control drug prices, including by disfavoring certain higher priced drugs or by seeking supplemental rebates from manufacturers. Managed care has also become a potent force in the market place that increases downward pressure on the prices of pharmaceutical products.
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
Employees
As of February 21, 2020, we had 384 full-time employees, 328 of whom were primarily engaged in research and development activities and 76 of whom had an M.D. or Ph.D. degree.

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
The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration (FDA) and non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of a Biologics License Application (BLA) from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. For example, we submitted a BLA for the approval of margetuximab to the FDA in December of 2019. Obtaining approval of a BLA can be a lengthy, expensive and uncertain process, and as a company we had no experience with the preparation of a BLA submission or any other application for marketing approval. In addition, failure to comply with FDA and non-U.S. regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

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
•regulatory agencies may not find the data from preclinical studies and clinical trials sufficient or meaningful;
•regulatory agencies might not approve or might require changes to our manufacturing processes or facilities; or
•regulatory agencies may change their approval policies or adopt new regulations.
Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may limit the size of the potential market for a product candidate, if approved.
If clinical trials for our product candidates are prolonged, delayed or stopped, for any reason, we may be unable to obtain regulatory approval and commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any product revenue.
We are either currently enrolling patients in clinical trials or anticipate initiating or continuing clinical trials for molecules that include margetuximab, enoblituzumab, flotetuzumab, MGA012, MGC018, MGD013, MGD014, and MGD019, as monotherapies or in combination with other product candidates in 2020. In addition, our collaborators are currently enrolling patients in clinical trials for MGA012, which is being developed by Incyte Corporation, and we anticipate our collaborators will initiate or continue clinical trials including our other product candidates, The commencement of new clinical trials could be substantially delayed or prevented by several factors, including:

•further discussions with the FDA or other regulatory agencies regarding the scope or design of our clinical trials;
•the limited number of, and competition for, suitable sites to conduct our clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;
•any delay or failure in patient recruitment or enrollment in our or our collaborators’ trials for any reason, including as a result of public health crises such as the coronavirus outbreak in 2020;

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
The progress or completion of our, or our collaborators', clinical trials could also be substantially delayed or prevented by many factors, including:

•delays in expected site initiation, patient recruitment and enrollment;
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
•inability to monitor patients adequately during or after treatment by us, our collaboration partners and/or our CROs; and
•the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications in testing.
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
Clinical trials of our product candidates are subject to partial or full clinical holds from time to time. For example, between December 2018 and January 2019, the FDA imposed a partial clinical hold on our Phase 1 monotherapy study of MGD009, as well as on a combination study of MGD009 and MGA012, which hold was later removed. A clinical hold may delay the timing of a clinical trial, or may require us to modify or discontinue such trial. Any failure or significant delay in completing clinical trials for our product candidates would adversely affect our ability to obtain regulatory approval and our commercial prospects and ability to generate product revenue will be diminished.
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
We may publicly disclose top line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in October 2019 we announced second interim overall survival data for the SOPHIA trial of margetuximab for the treatment of certain metastatic breast cancer patients. The top line or interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top line and interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. In addition, the achievement of one primary endpoint for a trial does not guarantee that additional co-primary endpoints or secondary endpoints will be achieved. For example, the achievement by margetuximab of its first sequential endpoint for progression-free survival events in the SOPHIA trial does not indicate whether the second sequential endpoint of overall survival will be achieved. In particular, the second interim overall survival analysis, based on 270 events, did not show statistically significant results. We currently expect to receive final overall survival results in the second half of 2020, and such results may not show statistical significance. Failure to achieve statistical significance in this second sequential endpoint of overall survival in the SOPHIA trial may have an adverse effect on our ability to obtain or retain regulatory approval of margetuximab in the U.S. or in other jurisdictions.
Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. For example, we submitted a BLA to the FDA for margetuximab in December 2019. We expect the BLA to be subject to a 12-month target review period from the time of FDA acceptance of the BLA for filing. We also expect that the FDA will convene an advisory committee meeting to discuss the application, and the FDA will take the recommendation of the advisory committee into account in assessing the application. Regardless of any advisory committee recommendation, FDA may decline to approve the BLA for a number of reasons including, if the clinical benefit, safety profile or effectiveness of the drug is not deemed by the FDA to warrant approval. The FDA or other non-U.S. regulatory authorities may disagree with our trial design for SOPHIA or other trials, and our interpretation of data from preclinical studies and clinical trials. In particular, the FDA may not view our data as being clinically meaningful or statistically persuasive. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial. Any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.
We use new technologies in the development of our product candidates and the FDA and other regulatory authorities have not approved products that utilize these technologies.
Our products in development are based on our technology platforms, including Fc Optimization, DART and TRIDENT technologies. Given the novelty of these technologies, we intend to work closely with the FDA and other regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates. The validation process takes time and resources, may require independent third-party analyses, and may not be accepted by the FDA and other regulatory authorities. For some of our product candidates that are based on these technology platforms, the regulatory approval path and requirements may not be clear or evolve as more data becomes available for this product candidates, which could add significant delay and expense. Delays or failure to obtain regulatory approval of any of the product candidates that we develop would adversely affect our business.
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
Even if we obtain FDA approval of any of our product candidates, we and/or our collaboration partners may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.
In order to market any products outside of the United States, we and our current and potential collaboration partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and may require additional preclinical studies or clinical trials or additional administrative review periods, which could result in significant delays, difficulties and costs for us. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.
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
The commercial success of our product candidates will depend upon their acceptance among physicians, patients, the medical community, and third-party payors. The degree of market acceptance of our product candidates will depend on a number of factors, including:
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

If any of our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, patients, the medical community, and third party payors, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.
The manufacture of our product candidates, for ourselves and our collaborators, is complex, and we may encounter difficulties in production. If we encounter any such difficulties, our ability to supply our product candidates for clinical trials or, if approved, for commercial sale could be delayed or halted entirely, and our business, financial results, and reputation could be materially harmed.
The process of manufacturing our product candidates for ourselves and our collaborators is extremely susceptible to product loss due to a variety of factors, including but not limited to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. In addition, if we fail to supply required quantities of a product candidate for one of our collaborators, our collaborator may terminate our agreement.
Although we currently maintain insurance coverage against damage to our property and to cover business interruption and research and development restoration expenses, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. If there were to be a catastrophic event or failure of our manufacturing facilities or processes, we may be unable to meet our requirements for supply of our product candidates.
We have limited experience in large-scale or commercial manufacturing, and there can be no assurance that we will be able to effectively manufacture clinical or commercial quantities of our products.
We currently have two current Good Manufacturing Practice (cGMP) manufacturing facilities located in Rockville, Maryland, one of which is a commercial scale facility which is intended to support future clinical and, if any are approved by the FDA, commercial production of our and our collaborators’ product candidates. Although some of our employees have experience in the manufacturing of pharmaceutical products from prior employment at other companies, we as a company have limited experience in large-scale manufacturing and no experience in commercial manufacturing. The design and build of a large scale manufacturing facility was time-consuming and expensive, and we may not realize the benefit of this investment. As a manufacturer of pharmaceutical products, we are required to demonstrate and maintain compliance with cGMPs which include requirements related to production processes, quality control and assurance and recordkeeping. Furthermore, establishing and maintaining manufacturing operations requires a reallocation of other resources, particularly the time and attention of certain of our senior management. Any failure or delay in our manufacturing capabilities could adversely impact the clinical development or commercialization of our or our collaborators’ product candidates.
Our manufacturing facilities are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals.
We must comply with the FDA’s cGMP requirements, as set out in statute, regulations and interpreted through guidance. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. See “Other U.S. Post-Marketing Regulatory Requirements” above for additional information. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of drug product for our clinical trials or the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

We currently have no sales or distribution infrastructure, and limited marketing, sales, and distribution experience in our organization. If we are unable to develop marketing, sales and distribution capabilities through collaborations or on our own , we will not be successful in commercializing margetuximab or any of our product candidates, if approved.

We currently have no sales and distribution infrastructure and we have limited marketing, sales and distribution experience within our organization. If margetuximab or any of our other product candidates are approved, we may engage a third party collaborator to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in the United States and, potentially, to outsource this function to a third party outside of the United States, or we may choose to establish our own sales, marketing and distribution capabilities in the United States commensurate with the potential market size of the specific product candidate. Either or both of these options would be expensive and time consuming, and would require a significant allocation of resources, including the time and attention of our management. In addition, we would need to devote resources to the development, maintenance, monitoring and enforcement of policies to ensure compliance with various health care laws related to sales and marketing of pharmaceutical products. These costs may be incurred in advance of any approval of our product candidates. In addition, we may not be able to engage a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the engagement of a third party collaborator or the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products.
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
The life sciences industry is highly competitive and subject to rapid and significant technological change. We are currently developing therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed, or may have succeeded, in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products in our field before we do.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. For example, Daiichi Sankyo Inc.'s product Enhertu® (fam-trastuzumab deruxtecan-nxki) recently launched in the United Sates in a patient population that may compete with the patient population for which margetuximab has currently submitted a BLA. This could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payors seeking to encourage the use of biosimilar products. Biosimilar products are expected to become available over the coming years. For example, certain HER2 biosimilar products are approved in certain countries, including the United States, and others may be approved prior to a margetuximab approval, if any. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive biosimilar products.

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
Even if our product candidates are approved for sale by the appropriate regulatory authorities, market acceptance and sales of these products may depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will reimburse and establish payment levels and, in some cases, utilization management strategies, such as tiered formularies and prior authorization. We cannot be certain that reimbursement will be available for any products that we develop or that the reimbursement level will be adequate to allow us to operate profitably. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. Our ability to commercialize our products may depend, in part, on the extent to which reimbursement for the products will be available from government authorities and third-party payors. If reimbursement for our products is not available or is available on a limited basis, or if the reimbursement amount for our products is inadequate, we may not be able to successfully commercialize any of our approved products.
Actual or anticipated changes to the laws and regulations governing the health care system may have a negative impact on cost and access to health insurance coverage and reimbursement of healthcare items and services.
The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our future approved products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act (ACA), which became law in 2010. While it is difficult to assess the impact of the ACA in isolation, either in general or on our business specifically, it is widely thought that the ACA increases the likelihood of downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receive regulatory approval. Further, the United State and foreign governments regularly consider reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been recent judicial and Congressional challenges to the ACA, which could have an impact on coverage and reimbursement for healthcare services covered by plans authorized by the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.
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
We expect to experience pricing pressures in connection with the sale of any products that we develop, due to the trend toward managed healthcare, the increasing influence of various and evolving payor models and additional legislative proposals.
Inadequate funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA, and other government employees and pause or stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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

Our contract with the National Institute of Allergy and Infectious Diseases (NIAID) makes us a government contractor. Laws and regulations affecting government contracts may make it more costly and difficult for us to successfully conduct our business.
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
Changes in U.S. tax law may have a material adverse effect on our business, financial condition and results of operations, and changes in international trade relations may have a material adverse effect on the commercialization of some or all of our product candidates.
Changes in laws and policy relating to taxes may have an adverse effect on our business, financial condition and results of operations. Recent tax reforms in the United States have resulted in significant changes to preexisting U.S. tax rules and regulations. These changes may trigger an adverse effect on our business, financial conditions and results of operations.
Additionally, the U.S. government may seek to implement more protective trade measures with countries in which we plan to conduct business in, with great deal of uncertainty regarding trade policies, tariffs and government regulations, which if altered could have the potential to create a significant adverse effect on trade between the United States and other countries. Overall, changes in international trade relations, such as the imposition of or increase in tariffs or other trade barriers, could materially and adversely impact our costs, the ability to make sales of our product candidates to any of our significant customers in other countries, and reduce the competitiveness of our product candidates.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. As of December 31, 2019, our accumulated deficit was approximately $642.1 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders' deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We are advancing our product candidates through clinical development. Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain such regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding beyond what was raised in our public offerings and through our collaborations and license agreements to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2019, combined with anticipated and potential collaboration payments, will enable us to fund our operations into 2021, assuming all of our programs and collaborations advance as currently contemplated. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.
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
Our ability to utilize our federal net operating losses (NOLs) and federal tax credits is currently limited, and may be limited further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years or since the last ownership change. We are already subject to Section 382 limitations due to acquisitions we made in 2002 and 2008. As of December 31, 2019, we had federal and state NOL carryforwards of $554.5 million and federal research and development tax credits of $58.2 million available. Future changes in stock ownership may also trigger an ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and tax credit carryforwards to reduce United States federal income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.
Risks Related to Our Dependence on Third Parties
Our existing therapeutic collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
We have limited capabilities for drug development and have little to no capability for sales, marketing or distribution. We have entered into collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with, for example, Incyte Corporation, Zai Lab Limited and I-Mab Biopharma. These current collaborations also have provided us with important funding for our development programs and technology platforms and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:
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
If our therapeutic collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. For example, in 2019, Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier), to which we had previously granted exclusive options to obtain three separate exclusive licenses to develop and commercialize DART molecules, notified us of its intent to terminate its agreement with us. This termination became effective January 15, 2020. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our program collaborators.
Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in a business combination, the collaborator might de-emphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators.
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
We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. Aside from our agreement with Green Cross Corporation, subject to certain specified exceptions, each of our existing therapeutic collaborations contains a restriction on our engaging in activities that are the subject of the collaboration with third parties for specified periods of time.

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
Failure of third-party contractors and/or our inability to successfully develop and commercialize companion diagnostics for use with our product candidates could harm our ability to commercialize our product candidates.
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
We currently have two cGMP manufacturing facilities located in Rockville, Maryland, one of which was completed in 2018 and is designed to increase our internal capacity to manufacture more drug substance lots, at larger scale and in full compliance with cGMP to support future clinical and commercial production of our and our collaborators’ product candidates. We manufacture drug substance lots at these facilities that we use for research and development purposes and for clinical trials of our and our collaborators’ product candidates. Although we believe we currently have capacity to produce all of the material required for our and our collaborators’ clinical trials, we may not be able to do so in the future, and may rely on arrangements with third parties. Our current facilities may also be insufficient to support our needs for commercial quantities of such candidates, and we may rely on arrangements with third parties. We have limited experience in manufacturing products at commercial scale.

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
A disruption in our computer networks, including those related to cybersecurity, could adversely affect our financial performance as well as our research, development and commercialization efforts.
Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized disclosure of confidential information. If personal information or protected health information is improperly accessed, tampered with or disclosed as a result of a security breach, we may incur significant costs to notify and mitigate potential harm to the affected individuals, and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security federal or state laws protecting confidential personal information. In addition, a cybersecurity breach could hurt our reputation, subject us to liability claims or regulatory penalties for compromised personal information and could have a material adverse effect on our business, financial condition and results of operations.
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on our outside counsel or our agents to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business. In addition, we may be responsible for the payment of patent fees for patent rights that we license from other parties. If any licensor of these patents does not itself elect to make these payments, and we fail to do so, we may be liable to the licensor for any costs and consequences of any resulting loss of patent rights.
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
We are highly dependent on the research and development, clinical and business development expertise of Scott Koenig, M.D., Ph.D., our President and Chief Executive Officer, as well as the other members of our senior management team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development, manufacturing and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
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
If we are unable to provide meaningful equity incentives to our key employees, it could adversely affect our ability to retain these key employees, which in turn could affect our ability to implement our business strategies.
We are dependent upon the members of our senior management team and other key employees. In our industry, it is common to attract and retain executive and other key employees with compensation packages that include a significant equity component. At this time, the vast majority of our outstanding equity awards, which are generally issued in the form of stock options, are significantly out-of-the-money, are unlikely to be exercised in the future, and as a result, provide little present value to employees holding such awards. As a result, we may have difficulty retaining key personnel, which would have a material adverse effect on our ability to execute our business strategy.
We may need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As of February 21, 2020, we had 384 full-time employees. As our development and commercialization plans and strategies develop, we may choose to expand our employee base for managerial, operational, manufacturing, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any such growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage such growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any such growth.

Risks Relating to Our Common Stock
We are subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.
The market price of our common stock has been and may continue to be volatile. Companies that have experienced volatility in the market price of their common stock are often subject to securities class action litigation. For example, on September 13, 2019, a securities class action complaint was filed against us, and certain of our officers and/or directors in the U.S. District Court for the District of Maryland. This or any future securities litigation could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.
The market price of our stock may fluctuate unpredictably in response to factors unrelated to our operating performance. The stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology, and other life sciences company stocks. The volatility of pharmaceutical, biotechnology, and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. For example, we currently have one such securities class action lawsuit brought against us. We could incur substantial costs defending this or similar lawsuits, as well as diversion of the time and attention of our management, any or all of which could seriously harm our business
Provisions of our charter, bylaws, third-party agreements and Delaware law may make an acquisition of us or a change in our management more difficult.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES

We lease a total of approximately 225,000 square feet of manufacturing, office and laboratory space in Rockville, Maryland and Brisbane, California. Our headquarters building in Rockville currently houses laboratory, office and manufacturing operations to support clinical, and potentially commercial, quantities and scale. This location is occupied under a lease that expires in 2027. We also lease another space supporting smaller-scale manufacturing operations in Rockville. The lease of that space expires in December 2024. These leases and all but one of the leases on our other properties include one or more options to renew, with those renewal periods ranging from five to fourteen years. We believe that our properties are generally in good condition, well maintained, suitable and adequate to carry on our business. We believe our capital resources are sufficient to lease any additional facilities required to meet our expected growth needs.

ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or class actions related to alleged patent infringements and other intellectual property rights, or alleged violation of commercial, corporate, securities, labor and employment, and other matters incidental to our business. We do not, however, expect such legal proceedings to have a material adverse effect on our business, financial condition or results of operations. However, depending on the nature and timing of a given dispute, an eventual unfavorable resolution could materially affect our current or future results of operations or cash flows.

See note 10, Commitments and Contingencies, to the consolidated financial statements for more information.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol "MGNX". As of February 21, 2020, we had 48,984,218 shares of common stock outstanding held by approximately 69 holders of record, which include shares held by a broker, bank or other nominee. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.
Performance Graph
The following graph compares the five-year cumulative total return of our common stock with the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index. The comparison assumes a $100 investment on December 31, 2014 in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index, and assumes reinvestment of the full amount of all dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

**Comparison of Cumulative Total Return**
**Among MacroGenics, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index**

$250
$200
$150
$100
$50
$0
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
MacroGenics, Inc. (MGNX)
Nasdaq Composite Index
Nasdaq Biotechnology Index

The information set forth under the heading "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically be incorporated by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA
The consolidated statement of operations and comprehensive loss data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 presented below have been derived from our audited consolidated financial statements and footnotes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and comprehensive loss data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements which are not included herein. Historical results are not necessarily indicative of future results. The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands, except share and per share data)
Statement of Operations Data:
Total revenues	$64,188	$60,121	$157,742	$100,854	$47,797
Costs and expenses:
Research and development	195,309	190,827	147,232	98,271	70,186
General and administrative	46,064	40,500	32,653	22,765	15,926
Total costs and expenses	241,373	231,327	179,885	121,036	86,112
Loss from operations	(177,185)	(171,206)	(22,143)	(20,182)	(38,315)
Other income (expense)	25,374	(247)	2,517	42	2
Net loss	(151,811)	(171,453)	(19,626)	(20,140)	(38,313)
Other comprehensive loss:
Unrealized gain (loss) on investments	19	58	21	(5)	—
Comprehensive loss	$(151,792)	$(171,395)	$(19,605)	$(20,145)	$(38,313)
Basic and diluted net loss per common share	$(3.16)	$(4.19)	$(0.54)	$(0.63)	$(1.40)
Basic and diluted weighted average number of common shares	48,082,728	40,925,318	36,095,080	31,801,645	27,384,990

	As of December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$215,756	$232,863	$284,982	$339,049	$157,591
Total assets	312,501	332,130	311,263	359,269	173,886
Deferred revenue	19,853	40,722	14,306	18,497	30,720
Total stockholders' equity	230,628	242,877	268,751	313,337	121,286

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
For the discussion of our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019.

Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. We currently have a pipeline of product candidates in human clinical testing, including seven immuno-oncology programs, that have been created primarily using our proprietary, antibody-based technology platforms. We believe our product candidates have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.

We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2019, combined with anticipated and potential collaboration payments, will enable us to fund our operations into 2021 assuming our programs and collaborations advance as currently contemplated. Through the prioritization of programs and ongoing realignment of our resources, we are focused on extending our cash runway into 2022.

Through December 31, 2019, we had an accumulated deficit of $642.1 million. We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.

Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte. In 2017, we entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for MGA012, an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of MGA012 in all indications, while we retain the right to develop our pipeline assets in combination with MGA012. Incyte paid us an upfront payment of $150.0 million under the terms of the agreement.
Under the terms of the Incyte License Agreement, Incyte will lead global development of MGA012. Assuming successful development and commercialization of MGA012 by Incyte, we could receive development and regulatory milestones of up to approximately $420.0 million, of which we have already received $15.0 million, and up to $330.0 million in commercial milestones. If MGA012 is commercialized, we would be eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote MGA012 with Incyte. We retain the right to develop our pipeline assets in combination with MGA012, with Incyte commercializing MGA012 and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of MGA012 (Incyte Clinical Supply Agreement). In addition, we retain the right to manufacture a portion of both companies' global commercial supply needs of MGA012.
•Zai Lab. In 2018, we entered into a collaboration and license agreement with Zai Lab Limited (Zai Lab) under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (Zai Lab’s territory) for (i) margetuximab, an immune-optimized anti-HER2 monoclonal antibody, (ii) MGD013, a bispecific DART molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development. Zai Lab will lead clinical development in its territory.

Under the terms of the agreement, Zai Lab paid us an upfront payment of $25.0 million less foreign withholding tax of $2.5 million. Assuming successful development and commercialization of margetuximab, MGD013 and the TRIDENT molecule, we could receive up to $140.0 million in development and regulatory milestones. In addition, Zai Lab would pay us tiered royalties at percentage rates of mid-teens to twenty percent for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of MGD013 in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.

•I-Mab Biopharma. In July 2019, we entered into a collaboration and license agreement with I-Mab Biopharma (I-Mab) to develop and commercialize enoblituzumab, an immune-optimized, anti-B7-H3 monoclonal antibody that incorporates our proprietary Fc Optimization technology platform. I-Mab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (I-Mab's territory), will lead clinical development of enoblituzumab in its territories, and will participate in global studies conducted by us.   Under the terms of the agreement, I-Mab paid us an upfront payment of $15.0 million. Assuming successful development and commercialization of enoblituzumab, we could receive up to $135.0 million in development and regulatory milestones. In addition, I-Mab would pay us tiered royalties ranging from mid teens to twenty percent on annual net sales in its territories.

Financial Operations Overview
Revenue
Our revenue consists primarily of collaboration revenue, including amounts recognized relating to upfront nonrefundable payments for licenses or options to obtain future licenses, amounts earned by performing development and manufacturing services, research and development funding and milestone payments earned under our collaboration and license agreements with our strategic collaborators. In addition, we have earned revenues through several grants and/or contracts with the U.S. government and other research institutions on behalf of the U.S. government, primarily with respect to research and development activities related to infectious disease product candidates.
Research and Development Expense
Research and development expense consists of expenses incurred in performing research and development activities. These expenses include conducting preclinical experiments and studies, clinical trials, manufacturing efforts and regulatory filings for all product candidates, and other indirect expenses in support of our research and development activities. We capture research and development expense on a program-by-program basis for our product candidates and recognize these expenses as they are incurred. The following are items we include in research and development expense:
•Employee-related expenses, such as salaries and benefits;
•Employee-related overhead expenses, such as facilities and other allocated items;
•Stock-based compensation expense to employees engaged in research and development activities;
•Depreciation of laboratory and manufacturing equipment, computers and leasehold improvements;
•Fees paid to consultants, subcontractors, clinical research organizations (CROs) and other third party vendors for work performed under our preclinical and clinical trials including, but not limited to, investigator grants, laboratory work and analysis, database management, statistical analysis, and other items;

•Amounts paid to vendors and suppliers for laboratory supplies;
•Internal and third party costs related to manufacturing clinical trial materials, including vialing, packaging and testing;
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
Other Income (Expense)
Other income (expense) consists of realized and unrealized gains and losses on equity securities and interest income earned on our cash, cash equivalents and marketable securities, offset by other expenses.

Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of financial conditions and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amount of the revenue and expenses recorded during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. We review and evaluate these estimates on an on-going basis. These assumptions and estimates form the basis for making judgments about the carrying values of assets and liabilities and amounts that have been recorded as revenues and expenses. Actual results and experiences may differ from these estimates. The results of any material revisions would be reflected in the consolidated financial statements prospectively from the date of the change in estimate.
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
Research and Development Expenses, Including Clinical Trial Accruals/Expenses
Research and development expenses consist of costs we incur for our own research and development activities and costs incurred by our collaborators under cost sharing arrangements. Research and development costs consist of salaries and benefits, including related stock-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf, such as clinical research organizations (CROs) and contract manufacturing organizations (CMOs). Research and development costs are expensed as incurred. We receive estimates from our collaborators when we are sharing development expenses, and use these estimates to record an increase or decrease in research and development expense, depending on how much we have each spent during the period.
Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these costs to third parties. Third party clinical trial expenses include investigator fees, site and patient costs, CRO costs, costs for central laboratory testing, data management and CMO costs. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as a prepaid asset or accrued expenses. These third party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. The historical clinical accrual estimates have not been materially different from the actual costs.

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
Stock-Based Compensation
We account for stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. We estimate the grant date fair value of each option award using the Black-Scholes option pricing model. The resulting fair value is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the option. The use of a Black-Scholes model requires us to make assumptions with respect to the expected term of the option, the expected volatility of our common stock consistent with the expected term of the option, the risk-free interest rate consistent with the expected term of the option, the expected dividend yield of our common stock and the expected forfeiture rate.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for information under the caption "Recently Issued Accounting Standards."

Results of Operations
Revenue
The following represents a comparison of our revenue for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Increase/(Decrease)
	2019	2018

	(dollars in millions)
Revenue from collaborative and other agreements	$62.0	$58.6	$3.4	6%
Revenue from government agreements	2.2	1.5	0.7	47%
Total revenue	$64.2	$60.1	$4.1	7%
The increase of $3.4 million in revenue from collaborative and other agreements for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to:
•a full year of revenue recognition of the deferred upfront payment under the Zai Lab collaboration and license agreement during the year ended December 31, 2019 compared to only one month during the year ended December 31, 2018;
•revenue recognized during the year ended December 31, 2019 related to manufacturing services performed under the Zai Lab clinical supply agreements;
•increased revenue recognition of the Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) flotetuzumab license grant fee during the year ended December 31, 2019 due to Servier's notice of their intention to terminate the agreement effective January 15, 2020; and

•increased revenue recognition of the F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche) upfront payment during the year ended December 31, 2019 due to Roche's termination of the agreement effective November 2019.
These increases were partially offset by:
•decreased revenue recognized under the Incyte License Agreement. Revenue recognized during the year ended December 31, 2018 included $15.0 million in milestones and revenue related to certain clinical activities performed; and
•decreased revenue recognized under the Provention Bio, Inc. (Provention) license agreement and Provention asset purchase agreement. Revenue recognized during the year ended December 31, 2018 included $6.1 million recognized when the Company satisfied its performance obligations under the agreements.
Research and Development Expenses
The following represents a comparison of our research and development expenses for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Increase/(Decrease)
	2019	2018

	(dollars in millions)
Margetuximab	$52.2	$68.4	$(16.2)	(24)%
MGD013	22.5	10.3	12.2	118%
Enoblituzumab	20.7	15.8	4.9	31%
MGA012	19.7	28.6	(8.9)	(31)%
Flotetuzumab (a)	15.1	14.4	0.7	5%
MGC018	12.6	7.0	5.6	80%
MGD009	7.2	8.9	(1.7)	(19)%
MGD019	7.0	5.5	1.5	27%
MGD007	5.2	6.7	(1.5)	(22)%
Other immune modulator programs	9.7	6.4	3.3	52%
Discovery and other pipeline programs, collectively	23.4	18.8	4.6	24%
Total research and development expenses	$195.3	$190.8	$4.5	2%
(a) Expenses are shown net of reimbursements from collaboration partner.
Research and development expenses for the year ended December 31, 2019 increased by $4.5 million compared to the year ended December 31, 2018. This increase was primarily attributable to:
•increased clinical costs related to the preparation for a Phase 2/3 study of enoblituzumab in combination with MGA012;
•increased clinical trial costs related to our ongoing MGD013 Phase 1 study;
•increased costs related to the initiation of a Phase 1 study of MGC018; and
•increased costs related to preclinical development of product candidates in our pipeline.
These increases were partially offset by:
•reduced clinical trial costs due to completed enrollment in our margetuximab Phase 3 SOPHIA study; and
•reduced clinical trial costs for MGA012, as the monotherapy trial was transferred to Incyte in 2018 and decreased development and manufacturing activities.
General and Administrative Expenses
The following represents a comparison of our general and administrative expenses for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Increase/(Decrease)
	2019	2018

	(dollars in millions)
General and administrative expenses	$46.1	$40.5	$5.6	14%
General and administrative expenses increased for the year ended December 31, 2019 by $5.6 million compared to 2018 primarily due to an increase in consulting costs related to market research and other commercial preparation activities.
Other Income (Expense)
The change to other income for the year ended December 31, 2019 from other expense for the year ended December 31, 2018 is primarily due to the revaluation of the warrants we received as consideration under the Provention license agreement and Provention asset purchase agreement of $20.1 million.

Liquidity and Capital Resources
We have historically financed our operations primarily through public and private offerings of equity, upfront fees, milestone payments, license option fees and payments for development and manufacturing services from collaborators and reimbursement through government grants and contracts.  As of December 31, 2019, we had $215.8 million in cash, cash equivalents and marketable securities. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to receive additional reimbursement from our collaborators, including under various government grants or contracts, for certain research and development services rendered, additional milestone and opt-in payments and grant revenue. However, our ability to receive these milestone payments is dependent upon our ability to successfully complete specified research and development activities and is therefore uncertain at this time.
Funding Requirements
We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval for and commercialize one or more of our product candidates. As we are currently in the clinical trial stage of development, it may be some time before we expect to generate revenue from product sales and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical trials and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration opportunities. We also expect to continue our efforts to pursue additional grants and contracts from the U.S. government in order to further our research and development. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of December 31, 2019, combined with anticipated and potential collaboration payments, will enable us to fund our operations into 2021, assuming all of our programs and collaborations advance as currently contemplated.
Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Increase/(Decrease)
	2019	2018

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(134.3)	$(153.2)	$18.9	(12)%
Investing activities	(79.4)	56.6	(136.0)	(240)%
Financing activities	120.0	105.0	15.0	14%
Net increase (decrease) in cash and cash equivalents	$(93.7)	$8.4	$(102.1)	(1215)%
Operating Activities
Net cash provided by or used in operating activities reflects, among other things, the amounts used to advance our clinical trials and preclinical activities. The principal use of cash in operating activities for all periods presented was primarily the result of our net loss, adjusted for non-cash items, with the year ended December 31, 2019 benefiting from the $22.5 million net upfront payment from Zai Lab and the $15.0 million upfront payment from I-Mab, and the year ended December 31, 2018 benefiting from the $15.0 million in milestone payments received from Incyte and the $10.0 million upfront payment from Roche.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2019 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities. Net cash provided by investing activities during the year ended December 31, 2018 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities and making leasehold improvements to our facilities, including the build out of a manufacturing suite at our headquarters building in Rockville, Maryland.
Financing Activities
Net cash provided by financing activities for the years ended December 31, 2019 and 2018 reflects net cash proceeds from our securities offerings of approximately $118.7 million and $103.3 million, respectively, and cash from stock option exercises and the purchase of shares under our employee stock purchase plan.

Contractual Obligations and Contingent Liabilities
Our current obligations and contingent liabilities are limited to the operating leases at our facilities in Rockville, Maryland and Brisbane, California. The following table represents future minimum operating lease payments under non-cancelable operating leases as of December 31, 2019:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

	(in millions)
Operating Leases	$42.3	$5.9	$13.2	$12.1	$11.1

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $215.8 million. Our primary exposure to market risk is related to changes in interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth on pages F-1 - F-28 in this Annual Report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2019, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2019 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2019, the Company's internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 56.
ITEM 9B. OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited MacroGenics, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MacroGenics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 25, 2020, expressed an unqualified opinion thereon.
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
February 25, 2020

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate herein by reference the relevant information concerning directors, executive officers and corporate governance to be included in our definitive proxy statement for the 2020 annual meeting of stockholders (the 2020 Proxy Statement).

ITEM 11. EXECUTIVE COMPENSATION
We incorporate herein by reference the relevant information concerning executive compensation to be included in the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate herein by reference the relevant information concerning security ownership of certain beneficial owners and management to be included in the 2020 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate herein by reference the relevant information concerning certain other relationships and related transactions to be included in the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
We incorporate herein by reference the relevant information concerning principal accountant fees and services to be included in the 2020 Proxy Statement.

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
Scott Koenig, M.D., Ph.D.
President and CEO and Director
Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Koenig	President and CEO and Director	February 25, 2020
Scott Koenig, M.D., Ph.D.	(Principal Executive Officer)

/s/ James Karrels	Senior Vice President, Chief Financial	February 25, 2020
James Karrels	Officer and Secretary (Principal Financial Officer)

/s/ Lynn Cilinski	Vice President, Controller and Treasurer	February 25, 2020
Lynn Cilinski	(Principal Accounting Officer)

/s/ Paulo Costa	Director	February 25, 2020
Paulo Costa

/s/ Karen Ferrante, M.D.	Director	February 25, 2020
Karen Ferrante, M.D.

/s/ Matthew Fust	Director	February 25, 2020
Matthew Fust

/s/ Kenneth Galbraith	Director	February 25, 2020
Kenneth Galbraith

/s/ Edward Hurwitz	Director	February 25, 2020
Edward Hurwitz

/s/ Scott Jackson	Director	February 25, 2020
Scott Jackson

/s/ Jay Siegel, M.D.	Director	February 25, 2020
Jay Siegel, M.D.

/s/ David Stump, M.D.	Director	February 25, 2020
David Stump, M.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MacroGenics, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Clinical Trial Accruals

Description of the Matter	As disclosed in Note 2 to the consolidated financial statements, the Company expenses research and development expenditures as incurred, which include costs relating to clinical trial activities. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the clinical research organizations (CROs), investigators, professional service providers, and other vendors providing development services (collectively, the “service providers”). The Company’s clinical trial accrual balance at December 31, 2019 is included in accrued expenses of $27.1 million on the consolidated balance sheet, and the Company’s related 2019 clinical trial expenses are included in research and development costs and expenses of $195.3 million on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.
Auditing the Company’s accruals for clinical trial costs involved complex and subjective auditor judgment due to the significant estimation required by management in determining the progress to completion of services that have been performed by the service providers and the associated costs that will be invoiced by the service providers subsequent to the date that the consolidated financial statements are issued.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls addressing the identified risks related to the Company’s process for estimating accrued clinical trial costs. For example, we tested controls over management’s review of the clinical trial expense calculations, the significant assumptions about the status of research and development services incurred, and the completeness and accuracy of the data used to calculate the estimates.
To test the clinical trial accruals, our audit procedures included, among others, reviewing a sample of agreements with the service providers to corroborate key financial and contractual terms, and testing the accuracy and completeness of the underlying data used in the accrual computations. We also evaluated management’s estimates of the progress of a sample of clinical trials by making direct inquiries of the Company’s operations personnel that oversee the clinical trials and obtaining information directly from certain service providers about the service providers’ estimate of costs that had been incurred through December 31, 2019. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Baltimore, Maryland
February 25, 2020

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$126,472	$220,128
Marketable securities	89,284	12,735
Accounts receivable	12,744	29,583
Prepaid expenses and other current assets	11,285	6,678
Total current assets	239,785	269,124

Property, equipment and software, net	48,211	56,712
Other assets	24,505	6,294
Total assets	$312,501	$332,130

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,308	$4,005
Accrued expenses and other current liabilities	27,139	33,196
Deferred revenue	10,700	21,721
Deferred rent	—	1,018
Lease Liabilities	3,020	—
Total current liabilities	45,167	59,940

Deferred revenue, net of current portion	9,153	19,001
Lease liabilities, net of current portion	27,553	—
Deferred rent, net of current portion	—	10,312
Total liabilities	81,873	89,253

Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 48,958,763 and 42,353,301 shares outstanding at December 31, 2019 and December 31, 2018, respectively	490	424
Additional paid-in capital	872,204	732,727
Accumulated other comprehensive income (loss)	16	(3)
Accumulated deficit	(642,082)	(490,271)
Total stockholders' equity	230,628	242,877
Total liabilities and stockholders' equity	$312,501	$332,130
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Revenue from collaborative and other agreements	$62,024	$58,644	$155,516
Revenue from government agreements	2,164	1,477	2,226
Total revenues	64,188	60,121	157,742

Costs and expenses:
Research and development	195,309	190,827	147,232
General and administrative	46,064	40,500	32,653
Total costs and expenses	241,373	231,327	179,885

Loss from operations	(177,185)	(171,206)	(22,143)

Other income (expense)	25,374	(247)	2,517
Net loss	(151,811)	(171,453)	(19,626)

Other comprehensive loss:
Unrealized gain on investments	19	58	21
Comprehensive loss	$(151,792)	$(171,395)	$(19,605)

Basic and diluted net loss per common share	$(3.16)	$(4.19)	$(0.54)
Basic and diluted weighted average number of common shares	48,082,728	40,925,318	36,095,080
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2016	34,870,607	$349	—	$—	$561,198	$(292,714)	$(82)	$268,751
Share-based compensation	—	—	—	—	14,744	—	—	14,744
Issuance of common stock, net of offering costs	1,699,284	17	—	—	34,227	—	—	34,244
Stock plan related activity	289,186	3	1,862	(40)	1,141	—	—	1,104
Retirement of treasury stock	—	—	(1,862)	40	(40)	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	21	21
Net loss	—	—	—	—	—	(19,626)	—	(19,626)
Balance, December 31, 2017	36,859,077	369	—	—	611,270	(312,340)	(61)	299,238
Cumulative effect of adoption of accounting standards	—	—	—	—	—	(6,478)	—	(6,478)
Share-based compensation	—	—	—	—	16,520	—	—	16,520
Issuance of common stock, net of offering costs	5,175,000	52	—	—	103,207	—	—	103,259
Stock plan related activity	319,224	3	11,070	(260)	1,990	—	—	1,733
Retirement of treasury stock	—	—	(11,070)	260	(260)	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	58	58
Net loss	—	—	—	—	—	(171,453)	—	(171,453)
Balance, December 31, 2018	42,353,301	424	—	—	732,727	(490,271)	(3)	242,877
Share-based compensation	—	—	—	—	19,571	—	—	19,571
Issuance of common stock, net of offering costs	6,325,000	63	—	—	118,594	—	—	118,657
Stock plan related activity	280,462	3	—	—	1,312	—	—	1,315
Unrealized gain on investments	—	—	—	—	—	—	19	19
Net loss	—	—	—	—	—	(151,811)	—	(151,811)
Balance, December 31, 2019	48,958,763	$490	—	$—	$872,204	$(642,082)	$16	$230,628
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(151,811)	$(171,453)	$(19,626)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,845	8,279	7,228
Share-based compensation	19,571	16,520	14,744
Changes in operating assets and liabilities:
Accounts receivable	16,839	(15,941)	(10,878)
Prepaid expenses	(4,878)	(3,255)	332
Other assets	(1,578)	(4,580)	262
Accounts payable	787	1,554	(1,544)
Accrued expenses	(6,057)	3,506	12,832
Lease liabilities	2,881	—	—
Deferred revenue	(20,869)	13,405	6,533
Deferred rent	—	(971)	6,115
Other liabilities	—	(298)	(1,593)
Net cash provided by (used in) operating activities	(134,270)	(153,234)	14,405

Cash flows from investing activities
Purchases of marketable securities	(264,399)	(132,750)	(135,122)
Proceeds from sales and maturities of marketable securities	189,330	214,348	242,401
Purchases of property, equipment and software	(4,289)	(24,954)	(29,403)
Net cash provided by (used in) investing activities	(79,358)	56,644	77,876

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	118,657	103,259	34,244
Proceeds from stock option exercises and ESPP purchases	1,315	1,992	1,144
Purchase of treasury stock	—	(260)	(40)
Net cash provided by financing activities	119,972	104,991	35,348
Net change in cash and cash equivalents	(93,656)	8,401	127,629
Cash and cash equivalents at beginning of period	220,128	211,727	84,098
Cash and cash equivalents at end of period	$126,472	$220,128	$211,727

Non-cash operating and investing activities:
Right-of-use assets modified in exchange for operating lease obligation	$6,408	$—	$—
Fair value of warrants received	$—	$6,130	$—
See accompanying notes.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Nature of Operations
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on discovering and developing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. The Company currently has a pipeline of investigational product candidates in human clinical testing that have been created primarily using its proprietary, antibody-based technology platforms. The Company believes its programs have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, MacroGenics UK Limited and MacroGenics Limited. All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment, which is developing monoclonal antibody-based therapeutics for cancer, autoimmune and infectious diseases.
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
At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security's relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. The Company also evaluates whether it is more likely than not that it will be required to sell a security prior to recovery of its fair value. An impairment loss is recognized at the time the Company determines that a decline in the fair value below its cost basis is other-than-temporary. There were no unrealized losses at December 31, 2019 or 2018 that the Company determined to be other-than-temporary.

Accounts Receivable
Accounts receivable that management has the intent and ability to collect are reported in the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote.
The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2019 or 2018, as the Company has a history of collecting on all outstanding accounts.
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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$46,149	$46,149	$—	$—
Government-sponsored enterprises	13,222	—	13,222	—
Corporate debt securities	103,135	—	103,135	—
Total assets measured at fair value (a)	$162,506	$46,149	$116,357	$—

	Fair Value Measurement at December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$46,257	$46,257	$—	$—
U.S Treasury securities	12,488	—	12,488	—
Corporate debt securities	100,214	—	100,214	—
Common stock warrants	1,890	—	—	$1,890
Total assets measured at fair value (b)	$160,849	$46,257	$112,702	$1,890
(a) Total assets measured at fair value at December 31, 2019 includes approximately $73.2 million reported in cash and cash equivalents on the balance sheet.
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
The Company's revenue relates to agreements with various collaborators and contracts and research grants received from U.S. government agencies. The following table includes those collaborators that represent more than 10% of total revenue earned in the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Incyte Corporation (Incyte)	35%	68%	96%
Zai Lab Limited (Zai Lab)	29%	*	*
Les Laboratoires Servier and Institut de Recherches Servier (Servier)	18%	*	*
* Balance is less than 10%
The following table includes those counterparties that represent more than 10% of accounts receivable at the date indicated:

	December 31,
	2019	2018
Incyte	62%	16%
Zai Lab	23%	76%

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
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment (ASC 360). ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or asset group. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset group. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. For the years ended December 31, 2019, 2018 and 2017, the Company determined that there were no impaired assets.
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
For a complete discussion of accounting for revenue from collaborative and other agreements, see Note 9, Collaboration and Other Agreements.
Research and Development Costs, Including Clinical Trial Accruals/Expenses
Research and development expenditures are expensed as incurred. Research and development costs primarily consist of employee related expenses, including salaries and benefits, expenses incurred under agreements with contract research organizations (CROs), investigative sites and consultants that conduct the Company's clinical trials, the cost of acquiring and manufacturing clinical trial materials, including costs incurred under agreements with contract manufacturing organizations (CMOs), and other allocated expenses, license fees for and milestone payments related to in-licensed products and technologies, stock-based compensation expense, and costs associated with non-clinical activities and regulatory approvals.
Right-to-develop agreements may contain cost-sharing provisions whereby the Company and the collaborator share the cost of research and development activities. Reimbursement of research and development expenses received in connection with these agreements is recorded as a reduction of such expenses.
Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these costs to third parties. Third party clinical trial expenses include investigator fees, site and patient costs, clinical research organization (CRO) costs, costs for central laboratory testing, data management and CMO costs. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as a prepaid asset or accrued expenses. These third party agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, management analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period.

Actual results could differ from the estimates made. The historical clinical accrual estimates have not been materially different from the actual costs.
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
Comprehensive Loss
Comprehensive loss represents net loss adjusted for the change during the periods attributed to unrealized gains and losses on available-for-sale debt securities.
Net Loss Per Share
Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. All stock options and restricted stock units (RSUs) are excluded from the per share calculations as such securities were anti-dilutive for all periods presented. The following table presents the number of stock options and RSUs that were excluded from the calculation of net loss per share:

	Year Ended December 31,
	2019	2018	2017
Stock options and RSUs	7,159,494	5,273,964	4,504,642

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
In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a right-of-use (ROU) asset and a lease liability for all leases with terms greater than 12 months and also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. Subsequent to the issuance of ASU 2016-02, the FASB clarified the guidance through several ASUs, with the resulting guidance collectively referred to as ASC 842. The Company adopted ASC 842 effective January 1, 2019, using the optional transition method provided under ASU 2018-11, which did not require adjustments to comparative periods nor require modified disclosures in those comparative periods. The Company has elected not to recognize leases with terms of one year or less on the balance sheet.
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
As a result of the cumulative impact of adopting ASC 842, the Company recorded operating lease ROU assets of $16.4 million and operating lease liabilities of $27.7 million as of January 1, 2019, primarily related to real estate leases, based on the present value of the future lease payments on the date of adoption. The ROU asset is included in Other assets on the consolidated balance sheets. Refer to Note 5, Leases, for additional disclosures required by ASC 842.

Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13), which modifies the measurement of expected credit losses on certain financial instruments. In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and requires the recognition of an allowance for credit losses rather than reductions in the amortized cost of the securities. The standard is effective for interim and annual periods beginning after December 15, 2019 and requires a modified-retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period. Based on the composition of the Company's investment portfolio, current market conditions and historical credit loss activity, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial position, results of operations or the related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (ASU 2018-15). This new standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Accounting for Internal-Use Software, to determine which implementation costs to capitalize as assets and amortize over the term of the hosting arrangement or expense as incurred. This standard is effective for interim and annual periods beginning after December 15, 2019. Entities have the option to apply this standard prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement presentation or results.
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

3. Marketable Securities
Available-for-sale marketable securities as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$13,216	$6	$—	$13,222
Corporate debt securities	76,052	20	(10)	76,062
Total	$89,268	$26	$(10)	$89,284

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$12,738	$—	$(3)	$12,735
All of the Company's available-for-sale securities held at December 31, 2019 and 2018 had maturity dates of less than one year.

All available-for-sale securities in an unrealized loss position as of December 31, 2019 and 2018 were in a loss position for less than twelve months. There were no unrealized losses at December 31, 2019 or 2018 that the Company determined to be other-than-temporary. The Company recorded interest income of $3.4 million, $2.3 million and $2.4 million during the years ended December 31, 2019, 2018 and 2017, respectively, which is included in Other income (expense) on the consolidated statements of operations and comprehensive loss.

4. Property, Equipment and Software
Property, equipment and software consists of the following (in thousands):

	December 31,
	2019	2018
Computer equipment	$2,430	$2,360
Software	7,513	7,011
Furniture and office equipment	713	668
Motor Vehicles	50	—
Lab equipment	38,368	36,062
Leasehold improvements	48,675	48,328
Construction in progress	187	218
Property, equipment and software	97,936	94,647
Less accumulated depreciation and amortization	(49,725)	(37,935)
Property, equipment and software, net	$48,211	$56,712

There was $0.1 million in property, equipment and software at December 31, 2019 that was purchased in 2019 but was not paid for by year end. The property, equipment and software balance at December 31, 2018 includes approximately $0.6 million in assets that were purchased in 2018 but were not paid for by year end. Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2019, 2018 and 2017 was $12.3 million, $9.2 million and $7.0 million, respectively.
5. Leases
The Company has non-cancelable operating leases for manufacturing, laboratory and office space in Rockville, Maryland and a non-cancelable operating lease for laboratory and office space in Brisbane, California. A portion of the space under one of these leases is subleased to a third party. All but one of these leases include one or more options to renew, with those renewal periods ranging from five to fourteen years. At December 31, 2019, the Company's weighted-average remaining lease term relating to its operating leases is 5.6 years, with a weighted-average discount rate of 9.9%.
Upon adoption of ASC 842 on January 1, 2019, it was not reasonably certain that the Company would extend any of its operating leases, therefore the options to extend the lease terms were not recognized as part of the ROU assets or lease liabilities. During the year ended December 31, 2019, the Company exercised the options to extend two leases for an additional five years each, therefore the Company remeasured the lease liability and adjusted the carrying amount of the ROU asset related to these leases. The Company made cash payments of $6.4 million for operating leases during the year ended December 31, 2019. As of December 31, 2019, the Company’s ROU assets were valued at $20.2 million and are included in Other assets on the consolidated balance sheet.
The components of lease cost for the year ended December 31, 2019 were as follows (in thousands):

Operating lease cost	$5,463
Variable lease cost	1,366
Sublease income	(942)
Net lease cost	$5,887

As of December 31, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

2020	5,913
2021	6,507
2022	6,688
2023	6,536
2024	5,588
Thereafter	11,068
Total lease payments	42,300
Present value adjustment	(11,727)
Lease liabilities	$30,573

6. Stockholders' Equity
The Company's amended and restated certificate of incorporation authorizes 125,000,000 shares of common stock, and 5,000,000 shares of undesignated preferred stock, both with a par value of $.01 per share. There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2019 or 2018.
In April 2017, the Company entered into a definitive agreement with an institutional healthcare investor to purchase 1,100,000 shares of its common stock at a purchase price of $21.50 per share in a registered direct offering. Proceeds to the Company, before deducting estimated offering expenses, were $23.7 million. The shares were offered pursuant to the Company’s effective shelf registration on Form S-3 that was filed with the Securities and Exchange Commission (SEC) on November 2, 2016.

In May 2017, the Company entered into a sales agreement with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $75.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. The shares that may be sold under the sales agreement would be issued and sold pursuant to the Company's shelf registration statement on Form S-3 that was filed with the SEC on November 2, 2016. During the year ended December 31, 2017, the Company sold 599,284 shares of common stock resulting in net proceeds of approximately $10.8 million related to the ATM Offering.

In April 2018, the Company completed a firm-commitment underwritten public offering, in which the Company sold 4,500,000 shares of its common stock at a price of $21.25 per share. Additionally, the underwriters of the offering exercised the full amount of their over-allotment option resulting in the sale of an additional 675,000 shares of the Company's common stock at a price of $21.25 per share. Upon closing, the Company received net proceeds of approximately $103.3 million from this offering, net of underwriting discounts and commissions and other offering expenses.

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

7. Stock-based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the year ended December 31, 2019, employees purchased 61,417 shares of common stock under the 2016 ESPP for net proceeds to the Company of approximately $0.7 million.
Employee Stock Incentive Plans
Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the Internal Revenue Code (IRC), or non-qualified stock options. In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares. As of December 31, 2019, under the 2003 Plan, there were options to purchase an aggregate of 550,572 shares of common stock outstanding at a weighted average exercise price of $2.32 per share.
In October 2013, the Company implemented the 2013 Plan. The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards. The aggregate number of shares of common stock initially available for issuance pursuant to awards under the 2013 Plan was 1,960,168 shares. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the year ended December 31, 2019, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 9,932,263. If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of December 31, 2019, under the 2013 Plan, there were options to purchase an aggregate of 6,156,422 shares of common stock outstanding at a weighted average exercise price of $24.12 per share.
The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Research and development	$10,023	$7,919	$7,388
General and administrative	9,548	8,601	7,356
Total stock-based compensation expense	$19,571	$16,520	$14,744
Employee Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Year Ended December 31,
	2019	2018	2017
Expected dividend yield	0%	0%	0%
Expected volatility	74% - 76%	68% - 72%	67% - 68%
Risk-free interest rate	1.4% - 2.6%	2.4% - 3.1%	1.9% - 2.3%
Expected term	6.25 years	6.25 years	6.25 years
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
The following table summarizes stock option activity for 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	5,273,964	$22.23	6.8
Granted	1,946,770	20.81
Exercised	(219,045)	3.03
Forfeited or expired	(294,695)	24.72
Outstanding, December 31, 2019	6,706,994	22.33	6.9	$4,749

December 31, 2019:
Exercisable	4,298,178	22.21	5.9	4,712
Vested and expected to vest	6,446,218	22.31	6.9	4,746
During 2019, 2018 and 2017 the Company issued 219,045, 274,362 and 253,036 net shares of common stock, respectively, in conjunction with stock option exercises. The Company received cash proceeds from the exercise of stock options of approximately $0.7 million, $0.9 million and $0.5 million during 2019, 2018 and 2017, respectively.
The weighted-average grant-date fair value of options granted during 2019, 2018 and 2017 was $13.98, $17.90 and $12.53 per share, respectively. The total intrinsic value of options exercised during 2019, 2018 and 2017 was approximately $2.9 million, $5.2 million and $4.2 million, respectively. The total fair value of stock options which vested during 2019, 2018 and 2017 was $17.7 million, $16.4 million and $14.6 million, respectively. As of December 31, 2019, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was $30.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
Restricted Stock Units
During 2019, the Company awarded RSUs under the 2013 Plan to all employees except executive officers and employees with less than six months of service as of the grant date. Each RSU entitles the holder to receive one share of the Company's common stock when the RSU vests. The RSUs vest in two equal installments on the first and second anniversary of the grant date. Compensation expense is recognized on a straight-line basis. No RSUs were granted during the years ended December 31, 2018 and 2017.

The following table summarizes RSU activity for 2019:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2018	—	—
Granted	467,600	$15.32
Exercised	—	—
Forfeited or expired	(15,100)	15.32
Outstanding, December 31, 2019	452,500	15.32

At December 31, 2019, there was $5.3 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.6 years.

8.  Income Taxes
For the years ended December 31, 2019, 2018 and 2017 there was no provision for income taxes due to taxable losses generated, fully offset by a valuation allowance.
The significant components of the Company's deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2019	2018
Deferred income tax assets:
Federal U.S. net operating loss carryforward	$116,436	$87,284
State net operating loss carryforward	31,110	22,809
Research and development credit, net	35,580	29,750
Orphan drug credit, net	22,881	22,580
Operating lease liabilities	8,413	—
Deferred revenue	367	3,736
Other	9,123	9,972
Gross deferred income tax assets	223,910	176,131
Valuation allowance	(214,893)	(172,457)
Net deferred income tax assets	9,017	3,674

Deferred income tax liabilities:
Depreciation	(438)	(1,911)
Operating lease ROU assets	(5,547)	—
Prepaid expenditures	(3,032)	(1,763)
Gross deferred income tax liabilities	(9,017)	(3,674)
Net deferred income tax asset/(liability)	$—	$—

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

As of December 31, 2019, the Company has U.S. federal and state net operating loss (NOL) carryforwards of approximately $554.5 million. Of these NOLs, $237.8 million will expire in various years beginning in 2025 through 2037. $316.7 million of NOLs were generated post December 31, 2017 and carryforward indefinitely. In addition, the Company has U.S. federal tax credits of $58.2 million which will expire in various years beginning in 2022 through 2039.
The use of the Company's U.S. federal NOL and tax credit carryforwards in future years are restricted due to changes in the Company's ownership and tax attributes acquired through the Company's acquisitions. As of December 31, 2019, $13.5 million of the Company's U.S. Federal NOLs are limited for use over the years 2020 – 2028 in which a range of such amounts could be utilized on an annual basis of $0.2 million to $1.4 million. The remaining $541.0 million of NOLs is not limited and can be offset against future taxable income, subject to certain limitations for newly enacted tax legislation.
The reconciliation of the reported estimated income tax benefit to the amount that would result by applying the U.S. federal statutory tax rate to the net income is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017

United States federal tax at statutory rate	$(31,880)	$(36,005)	$(6,869)
State taxes (net of federal benefit)	(9,524)	(11,133)	(735)
Deferred income tax adjustments	2,004	(4,435)	607
Deferred state blended rate adjustments	—	—	(485)
Deferred federal rate change reduction in corporate rate	—	—	39,447
Research credit, net	(5,830)	(8,466)	(8,455)
Orphan drug credit, net	(301)	(872)	(1,853)
Other permanent items	1,206	148	276
Equity-based compensation	1,889	758	2,067
Change in valuation allowance	42,436	60,005	(24,000)
Income tax expense/(benefit)	$—	$—	$—
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$4,318	$3,395	$2,465
Increases for current year tax positions	637	642	569
Increases/(decreases) for prior year tax positions	(5)	281	361
Ending balance	$4,950	$4,318	$3,395
As of December 31, 2019 and 2018, of the total gross unrecognized tax benefits, approximately $4.9 million and $4.3 million would favorably impact the Company's effective income tax rate, respectively. Although, due to the Company's determination that the deferred income tax asset would not more likely than not be realized, a valuation allowance would be recorded, therefore, zero net impact would result within the Company's effective income tax rate. The Company's uncertain income tax position liability has been recorded to deferred income taxes to offset the tax attribute carryforward amounts.
For the years ended December 31, 2019, 2018 and 2017, the Company has not recognized any interest or penalties related to the uncertain income tax positions due to the fact such position is related to tax attribute carryforwards which have not yet been utilized. The Company does not expect its unrecognized income tax position to significantly decrease within the next twelve months.
The Company's U.S. Federal and state income tax returns from 2001 forward remain open to examination due to the carryover of unused net operating losses and tax credits.

9. Collaboration and Other Agreements
Incyte
In October 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte for MGA012 (also known as INCMGA0012), an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of MGA012 in all indications, while the Company retains the right to develop its pipeline assets in combination with MGA012. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017.
Under the terms of the Incyte License Agreement, Incyte will lead global development of MGA012. Assuming successful development and commercialization by Incyte, the Company could receive up to approximately $420.0 million in development and regulatory milestones, and up to $330.0 million in commercial milestones. As of December 31, 2019, the Company has recognized $15.0 million in development milestones under this agreement. If commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with MGA012, with Incyte commercializing MGA012 and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of MGA012, subject to a separate commercial supply agreement to be negotiated. Finally, Incyte funded the Company's activities related to the ongoing monotherapy clinical study and will continue to fund certain related clinical activities.
Upon the adoption of ASC 606 on January 1, 2018, the Company evaluated the Incyte Agreement under the provisions of ASC 606 and identified the following two performance obligations under the agreement: (i) the license of MGA012 and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. During the year ended December 31, 2018, it became probable that a significant reversal of cumulative revenue would not occur for three development milestones totaling $15.0 million related to MGA012 meeting certain clinical proof-of-concept criteria. Therefore the associated consideration was added to the estimated transaction price and was recognized as revenue. During the year ended December 31, 2019 there were no adjustments to the transaction price of the Incyte Agreement.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized over the period from the effective date of the agreement until such time as the clinical activities were transferred to Incyte using an input method according to research and development costs incurred to date compared to estimated total research and development costs. These clinical activities were substantially completed in 2018. Prior to the adoption of ASC 606 on January 1, 2018, the accounting for this agreement did not materially differ from the accounting under ASC 606. The Company recognized revenue of $0.1 million and $18.8 million under the Incyte Agreement during the years ended December 31, 2019 and 2018, respectively. The revenue recognized during the year ended December 31, 2018 included milestone revenue of $15.0 million.
The Company also has an agreement with Incyte, which was entered into in 2018, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of MGA012 (Incyte Clinical Supply Agreement). The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of MGA012. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the years ended December 31, 2019 and 2018, the Company recognized revenue of $22.1 million and $22.2 million, respectively, for services performed under this agreement.
Servier
In September 2012, the Company entered into a collaboration agreement with Servier and granted it exclusive options to obtain three separate exclusive licenses to develop and commercialize DART molecules, consisting of those designated by the Company as flotetuzumab (also known as MGD006 or S80880) and MGD007, as well as a third DART molecule, in all countries other than the United States, Canada, Mexico, Japan, South Korea and India (Servier Agreement). In 2014, Servier exercised its exclusive option to develop and commercialize flotetuzumab. During the term of the agreement, Servier did not exercise its options for either MGD007 or the third DART molecule. In July 2019, Servier informed the Company of its intention to terminate the Servier Agreement and the agreement was terminated effective January 15, 2020. As a result of this termination, the Company will regain full exclusive, worldwide commercialization rights to develop and market flotetuzumab.
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
Revenue associated with each performance obligation was recognized as the research and development services were provided using a cost-based input method according to research and development costs incurred to date compared to estimated total research and development costs. The transfer of control occurred over this time period and, in management’s judgment, was the best measure of progress towards satisfying the performance obligation. No revenue was recognized related to the MGD007 option during the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, the Company recognized revenue of $1.9 million and $1.1 million, respectively, related to the MGD007 option. No revenue was deferred related to the MGD007 option at December 31, 2018.
As discussed above, in 2014, Servier exercised its option to obtain a license to develop and commercialize flotetuzumab in its territories and paid the Company a $15.0 million license grant fee. Upon exercise, the Company's contractual obligations include (i) granting Servier an exclusive license to its intellectual property, (ii) technical, scientific and intellectual property support to the research plan and (iii) participation on an executive committee and a research and development committee. Under the terms of the Servier Agreement, the Company and Servier will share costs incurred to develop flotetuzumab during the license term. Due to the fact that both parties share costs and are exposed to significant risks and rewards dependent on the commercial success of the product, the Company determined that the arrangement is a collaborative arrangement within the scope of ASC 808. The arrangement consists of two components; the license of flotetuzumab and the research and development activities, including committee participation, to support the research plan. Under the provisions of ASC 808, the Company has determined that it will use ASC 606 by analogy to recognize the revenue related to the license. The Company evaluated its performance obligation to provide Servier with an exclusive license to develop and commercialize flotetuzumab and determined that its transaction price is equal to the license grant fee payment of $15.0 million and Servier consumes the benefits of the license over time as the research and development activities are performed. Therefore, the Company is recognizing the transaction price over the development period, using an input method according to research and development costs incurred to date compared to estimated total research and development costs. As noted above, in July 2019, Servier informed the Company of its intention to terminate the Servier Agreement and the agreement was terminated effective January 15, 2020. Therefore, the Company reassessed the end date of its performance obligations under the contract to be January 15, 2020.
During the years ended December 31, 2019, 2018 and 2017 the Company recognized revenue of $11.6 million, $1.2 million, and $1.4 million, respectively, related to the flotetuzumab license grant fee. At December 31, 2019, $1.0 million of revenue related to the flotetuzumab license grant fee was deferred, all of which was current.
The research and development activities component of the arrangement is not analogous to ASC 606, therefore the Company follows its policy to record expense incurred as research and development expense and record reimbursements received from Servier as an offset to research and development expense on the consolidated statement of operations and comprehensive loss during the development period. During the years ended December 31, 2019, 2018 and 2017, the Company recorded approximately $3.6 million, $6.0 million and $3.2 million, respectively, as an offset to research and development expense under this collaborative arrangement.
Zai Lab
In November 2018, the Company entered into a collaboration and license agreement with Zai Lab (Zai Lab Agreement) under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (Zai Lab’s territory) for (i) margetuximab, an immune-optimized anti-HER2 monoclonal antibody, (ii) MGD013, a bispecific DART molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development. Zai Lab will lead clinical development of these molecules in its territory.
Under the terms of the Zai Lab Agreement, Zai Lab paid the Company an upfront payment of $25.0 million, less foreign withholding tax of $2.5 million. Assuming successful development and commercialization of margetuximab, MGD013 and the TRIDENT molecule, the Company could receive up to $140.0 million in development and regulatory milestones. In addition, Zai Lab would pay the Company tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of MGD013 in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.
The Company evaluated the Zai Lab Agreement under the provisions of ASC 606 and identified the following material promises under the arrangement for each of the two product candidates, margetuximab and MGD013: (i) an exclusive license to develop and commercialize the product candidate in Zai Lab’s territory and (ii) certain research and development activities. The Company determined that each license and the related research and development activities were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the Company determined that these promises should be combined into a single performance obligation for each product candidate. Activities related to margetuximab and MGD013 are separate performance obligations from each other because they are capable of being distinct, and are distinct in the context of the contract. The Company evaluated the promises related to the TRIDENT molecule and determined they were immaterial in context of the contract, therefore there is no performance obligation related to that molecule. The Company determined that the $25.0 million (less foreign withholding tax of $2.5 million) upfront payment from Zai Lab constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, and the transaction price was allocated to the two performance obligations based on their relative standalone selling price. The standalone selling price of the performance obligations was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Zai Lab and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
 Due to the relatively short-term nature of the recognition period, the revenue associated with the MGD013 performance obligation is being recognized on a straight-line basis as the Company performs research and development activities under the agreement. The fixed consideration related to the margetuximab performance obligation is also being recognized on a straight-line basis as the Company performs research and development activities under the agreement. Straight-line recognition is materially consistent with the pattern of performance of the research and development activities of each product candidate. The variable consideration related to the margetuximab performance obligation will be recognized upon certain regulatory achievements. During the years ended December 31, 2019 and 2018, the Company recognized revenue of $16.1 million and $1.3 million, respectively, related to the Zai Lab Agreement. At December 31, 2019, $5.0 million of revenue was deferred under this agreement, all of which was current. In February 2020, Zai Lab announced that the first patients were dosed in two separate clinical studies; one utilizing MGD013 and one utilizing margetuximab. The Company is entitled to a total of $4.0 million as a result of these milestones (less foreign withholding tax).
During the year ended December 31, 2019, the Company entered into two agreements under which the Company is to perform manufacturing services for Zai Lab’s clinical needs of margetuximab and MGD013 (Zai Lab Clinical Supply Agreements). The Company evaluated the agreements under ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: to perform services related to manufacturing the clinical supply of margetuximab and MGD013. The transaction price is based on the costs incurred to manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the year ended December 31, 2019, the Company recognized revenue of $2.2 million related to the Zai Lab Clinical Supply Agreements.
I-Mab Biopharma
In July 2019, the Company entered into a collaboration and license agreement with I-Mab Biopharma (I-Mab) to develop and commercialize enoblituzumab, an immune-optimized, anti-B7-H3 monoclonal antibody that incorporates the Company's proprietary Fc Optimization technology platform (I-Mab Agreement). I-Mab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (I-Mab's territory), will lead clinical development of enoblituzumab in its territories, and will participate in global studies conducted by the Company.
Under the terms of the I-Mab Agreement, I-Mab paid the Company an upfront payment of $15.0 million. Assuming successful development and commercialization of enoblituzumab, the Company could receive up to $135.0 million in development and regulatory milestones. In addition, I-Mab would pay the Company tiered royalties ranging from mid teens to twenty percent on annual net sales in I-Mab's territory.
The Company evaluated the I-Mab Agreement under the provisions of ASC 606 and identified the following material promises under the arrangement: (i) an exclusive license to develop and commercialize enoblituzumab in I-Mab’s territories, (ii) perform certain research and development activities and (iii) conduct a chronic toxicology study. The Company determined that the license and the related research and development activities were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the Company determined that the license and related research and development activities should be combined into a single performance obligation. The Company determined that the $15.0 million upfront payment from I-Mab constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement for the license and related research and development activities. The Company has also determined that the chronic toxicology study is distinct from the other promises and has estimated the variable consideration of that performance obligation to be approximately $1.0 million. I-Mab will pay the Company for the cost of this study as the costs are incurred and I-Mab will be entitled to a one-time credit of eighty percent of the total amount of such costs against a future milestone, at which point the Company will reassess the transaction price for that milestone. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to I-Mab and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
 Revenue under the I-Mab Agreement is being recognized using a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. During the year ended December 31, 2019, the Company recognized revenue of $2.3 million related to the I-Mab Agreement. At December 31, 2019, $13.5 million in revenue was deferred under the I-Mab Agreement, $4.4 million of which was current and $9.1 million of which was non-current.
Roche
In December 2017, the Company entered into a research collaboration and license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche) to jointly discover and develop novel bispecific molecules to undisclosed targets (Roche Agreement). During the research term, both companies would leverage their respective platforms, including the Company's DART platform and Roche's CrossMAb and DutaFab technologies to select a bispecific format and lead product candidate. Roche would then further develop and commercialize any such product candidate. Each company would be responsible for their own expenses during the research period. In August 2019, Roche informed the Company of its intention to terminate the Roche Agreement, and the agreement was terminated effective November 21, 2019.

Under the terms of the Roche Agreement, Roche received rights to use certain of the Company’s intellectual property rights to exploit collaboration compounds and products, and paid the Company an upfront payment of $10.0 million which was received in January 2018. The Company will also be eligible to receive up to $370.0 million in potential milestone payments and royalties on future sales. As of December 31, 2019, the Company has not recognized any milestone revenue under this agreement.
The Company evaluated the Roche Agreement under the provisions of ASC 606 and identified the following promises under the agreement: (i) the non-exclusive, non-transferable, non-sublicensable license to the Company's intellectual property and (ii) the performance of certain activities during the research period. The Company determined that the license was capable of being distinct, but was not distinct in the context of the contract because it had limited value to Roche without the research activities required to be performed by the Company. Therefore, the Company concluded that there was one performance obligation under the agreement. The Company determined that the transaction price of the Roche Agreement was $10.0 million. The potential milestone payments were fully constrained and were excluded from the transaction price. Any consideration related to sales-based royalties would be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Roche and therefore were also excluded from the transaction price.
The $10.0 million transaction price was being recognized over the expected research period, which was originally 30 months, using a cost-based input method to measure performance. Upon notice of Roche's intent to terminate the agreement in August 2019, the recognition period was adjusted to end in November 2019. The Company recognized revenue under this agreement of $6.0 million and $4.0 million, respectively, during the years ended December 31, 2019 and 2018. There was no revenue deferred under this agreement at December 31, 2019. At December 31, 2018, $6.0 million was deferred under this agreement, $4.0 million of which was current and $2.0 million of which was non-current.
Provention Bio, Inc.
In May 2018, the Company entered into a license agreement with Provention Bio, Inc. (Provention) pursuant to which the Company granted Provention exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a CD32B x CD79B DART molecule being developed for the treatment of autoimmune indications (Provention License Agreement). As partial consideration for the Provention License Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-3279, the Company will be eligible to receive up to $65.0 million in development and regulatory milestones and up to $225.0 million in commercial milestones. As of December 31, 2019, the Company has not recognized any milestone revenue under this agreement. If commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to the Company, and by the Company in the event that Provention challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.
Also in May 2018, the Company entered into an asset purchase agreement with Provention pursuant to which Provention acquired the Company’s interest in teplizumab (renamed PRV-031), a monoclonal antibody being developed for the treatment of type 1 diabetes (Asset Purchase Agreement). As partial consideration for the Asset Purchase Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-031, the Company will be eligible to receive up to $170.0 million in regulatory milestones and up to $225.0 million in commercial milestones. As of December 31, 2019, the Company has not recognized any milestone revenue under this agreement. If commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. Provention has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to the Company, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements Provention is assuming pursuant to the Asset Purchase Agreement. Further, Provention is required to pay the Company a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by Provention to a third party.
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
The Company recognized revenue of $6.1 million when it satisfied its performance obligations and transferred the MGD010 license and teplizumab assets to Provention in 2018. The warrants were revalued at each reporting period based on current Black-Scholes parameters until the warrants were exercised in July 2019. The resulting increase or decrease is reflected in Other income (expense) on the consolidated statement of operations and comprehensive loss. The warrants were valued at $1.9 million as of December 31, 2018, and were reported in Other assets on the consolidated balance sheet. During 2019, through the date that they were exercised, the Company recorded an increase in the valuation of the warrants of approximately $20.1 million. In July 2019, the Company exercised the warrants on a cashless basis, and subsequently sold all the shares of Provention common stock acquired through the exercise. No shares of Provention stock were held at December 31, 2019.

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
This contract includes a base period of $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through December 31, 2024. During the year ended December 31, 2017, NIAID exercised the first option in the amount of $10.8 million. The Company recognized revenue of $2.2 million, $1.3 million and $1.7 million under this contract during the years ended December 31, 2019, 2018 and 2017, respectively.

10. Commitments and Contingencies
On September 13, 2019, a securities class action complaint was filed in the U.S. District Court for the District of Maryland by Todd Hill naming the Company, its Chief Executive Officer, Dr. Koenig, and its Chief Financial Officer, Mr. Karrels, as defendants for allegedly making false and materially misleading statements regarding the Company’s SOPHIA trial. The complaint asserts a putative class period stemming from February 6, 2019 to June 3, 2019. On November 12, 2019, the Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge sought appointment as lead plaintiff, which motion remains pending. The Company intends to vigorously defend against this action. However, the outcome of this legal proceeding is uncertain at this time and the Company cannot reasonably estimate a range of loss, if any. Accordingly, the Company has not accrued any liability associated with this action.

11. Employee Benefit Plan
In 2002, the Company established the MacroGenics 401(k) Plan (the Plan) for its employees under Section 401(k) of the IRC. Under this Plan, all employees at least 21 years of age are eligible to participate in the Plan, starting on the first day of each month. Employees may contribute up to 100% of their salary, subject to government maximums.
Employees are 100% vested in their contributions to the Plan. The Company's contribution to the Plan, as determined by the Board of Directors, is discretionary. The Company's contributions to the Plan totaled $1.4 million, $1.3 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

12.  Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(in thousands, except per share data)
2019
Revenue	$9,662	$10,593	$18,741	$25,192
Net loss	(45,017)	(31,767)	(44,631)	(30,396)
Net loss per share, basic and diluted	$(0.99)	$(0.65)	$(0.91)	$(0.62)

2018
Revenue	$4,695	$18,834	$20,798	$15,794
Net loss	(49,536)	(43,244)	(34,029)	(44,644)
Net loss per share, basic and diluted	$(1.34)	$(1.03)	$(0.81)	$(1.06)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Restated Certificate of Incorporation of the Company and Certificate of Correction to the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibits 3.1 and 3.3, respectively, to the Company's Current Report on Form 8-K filed on October 18, 2013)

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 1, 2013)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 9, 2013)

4.2	Description of Common Stock

4.3†
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

10.8+	Form of Restricted Stock Units Grant Notice under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2015)

10.9+	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-214386) filed by the Company on November 2, 2016)

10.10+
Employment Agreement between the Company and Scott Koenig, M.D., Ph.D. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed by the Company on February 29, 2016)

10.11+	Employment Agreement between the Company and James Karrels (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed by the Company on February 29, 2016)

10.12+	Employment Agreement between the Company and Jon Wigginton, M.D. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2016)

10.13+	Employment Agreement between the Company and Ezio Bonvini, M.D. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2016)

10.14+	Employment Agreement between the Company and Eric Risser (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2017)

10.15†
Amendment No, 1 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated March 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2017)

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment granted by the SEC.
+ Indicates management contract or compensatory plan.