Form 10-K/A
period 2019-12-31
MACROGENICS INC
filed 2020-03-02
CIK 1125345

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

Explanatory Note

Unless otherwise specified, references in this amendment to the annual report to “MacroGenics”, "Company", “we”, “us” and “our” refer to MacroGenics, Inc. and its consolidated subsidiaries.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the annual report on Form 10-K of MacroGenics, Inc. for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission ("SEC") on February 25, 2020 (the “Original Filing”).

We are filing this Amendment No. 1 to correct a clerical error in Item 6. Selected Financial Data. Specifically, in our Original Filing, we erroneously included consolidated statement of operations and comprehensive loss data for the years ended December 31, 2015 and 2014 in the tabular columns labeled for the years ended December 31, 2016 and 2015. In addition, we erroneously included consolidated balance sheet data as of December 31, 2016, 2015 and 2014 in the tabular columns labeled for the years ended December 31, 2017, 2016 and 2015. As a result, this Amendment No. 1 updates Item 6, Selected Financial Data, to accurately reflect the consolidated statement of operations and comprehensive loss data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Item 6 of Form 10-K, a signature page and the certifications required to be filed as exhibits.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 6, Selected Financial Data, of the Original Filing is hereby amended and restated in its entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures.

MACROGENICS, INC.
ANNUAL REPORT ON FORM 10-K/A

PART II
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

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands, except share and per share data)
Statement of Operations Data:
Total revenues	$64,188	$60,121	$157,742	$91,880	$100,854
Costs and expenses:
Research and development	195,309	190,827	147,232	122,091	98,271
General and administrative	46,064	40,500	32,653	29,831	22,765
Total costs and expenses	241,373	231,327	179,885	151,922	121,036
Loss from operations	(177,185)	(171,206)	(22,143)	(60,042)	(20,182)
Other income (expense)	25,374	(247)	2,517	1,514	42
Net loss	(151,811)	(171,453)	(19,626)	(58,528)	(20,140)
Other comprehensive loss:
Unrealized gain (loss) on investments	19	58	21	(77)	(5)
Comprehensive loss	$(151,792)	$(171,395)	$(19,605)	$(58,605)	$(20,145)
Basic and diluted net loss per common share	$(3.16)	$(4.19)	$(0.54)	$(1.69)	$(0.63)
Basic and diluted weighted average number of common shares	48,082,728	40,925,318	36,095,080	34,685,274	31,801,645

	As of December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$215,756	$232,863	$305,121	$284,982	$339,049
Total assets	312,501	332,130	373,883	311,263	359,269
Deferred revenue	19,853	40,722	20,839	14,306	18,497
Total stockholders' equity	230,628	242,877	299,238	268,751	313,337

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (3) Exhibits
The exhibits filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/A are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

MacroGenics, Inc.

By:	/s/ Scott Koenig
Scott Koenig, M.D., Ph.D.
President and CEO and Director
Date: March 2, 2020

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)