Form 10-Q
period 2020-03-31
MACROGENICS INC
filed 2020-05-05
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2020, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 49,138,017 shares.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under "Risk Factors"), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:
•the severity and duration of the impact of the COVID-19 global pandemic on our business, operations, clinical programs, manufacturing, financial results and other aspects of our business;
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
•our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,056	$126,472
Marketable securities	77,793	89,284
Accounts receivable	11,806	12,744
Prepaid expenses and other current assets	12,630	11,285
Total current assets	195,285	239,785
Property, equipment and software, net	46,318	48,211
Other assets	23,810	24,505
Total assets	$265,413	$312,501

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,956	$4,308
Accrued expenses and other current liabilities	25,060	27,139
Deferred revenue	9,506	10,700
Lease liabilities	3,088	3,020
Total current liabilities	39,610	45,167
Deferred revenue, net of current portion	8,100	9,153
Lease liabilities, net of current portion	26,615	27,553
Other non current liabilities	515	—
Total liabilities	74,840	81,873
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 49,131,150 and 48,958,763 shares outstanding at March 31, 2020 and December 31, 2019, respectively	492	490
Additional paid-in capital	876,815	872,204
Accumulated other comprehensive income	72	16
Accumulated deficit	(686,806)	(642,082)
Total stockholders' equity	190,573	230,628
Total liabilities and stockholders' equity	$265,413	$312,501

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Revenue from collaborative and other agreements	$12,967	$9,497
Revenue from government agreements	715	165
Total revenues	13,682	9,662
Costs and expenses:
Research and development	48,894	47,060
General and administrative	10,233	10,219
Total costs and expenses	59,127	57,279
Loss from operations	(45,445)	(47,617)
Other income	721	2,600
Net loss	(44,724)	(45,017)
Other comprehensive income:
Unrealized gain on investments	56	3
Comprehensive loss	$(44,668)	$(45,014)

Basic and diluted net loss per common share	$(0.91)	$(0.99)
Basic and diluted weighted average common shares outstanding	49,012,663	45,606,651

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount

Balance, December 31, 2019	48,958,763	$490	$872,204	$(642,082)	$16	$230,628
Share-based compensation	—	—	4,451	—	—	4,451
Stock plan related activity	172,387	2	160	—	—	162
Unrealized gain on investments	—	—	—	—	56	56
Net loss	—	—	—	(44,724)	—	(44,724)
Balance, March 31, 2020	49,131,150	$492	$876,815	$(686,806)	$72	$190,573

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	42,353,301	$424	$732,727	$(490,271)	$(3)	$242,877
Share-based compensation	—	—	3,750	—	—	3,750
Issuance of common stock, net of offering costs	6,325,000	63	118,594	—	—	118,657
Stock plan related activity	126,707	1	346	—	—	347
Unrealized gain on investments	—	—	—	—	3	3
Net loss	—	—	—	(45,017)	—	(45,017)
Balance, March 31, 2019	48,805,008	$488	$855,417	$(535,288)	$—	$320,617

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(44,724)	$(45,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,809	2,903
Stock-based compensation	4,491	3,799
Changes in operating assets and liabilities:
Accounts receivable	938	23,468
Prepaid expenses	(1,345)	(1,902)
Other assets	695	(2,079)
Accounts payable	(2,286)	(2,531)
Accrued expenses	(2,118)	(4,297)
Lease liabilities	(869)	1,086
Deferred revenue	(2,248)	(5,430)
Other liabilities	515	—
Net cash used in operating activities	(44,142)	(30,000)
Cash flows from investing activities
Purchases of marketable securities	(61,186)	(81,597)
Proceeds from sale and maturities of marketable securities	73,003	12,780
Purchases of property and equipment	(1,253)	(1,675)
Net cash provided by (used in) investing activities	10,564	(70,492)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	118,657
Proceeds from stock option exercises and ESPP purchases	162	348
Net cash provided by financing activities	162	119,005
Net change in cash and cash equivalents	(33,416)	18,513
Cash and cash equivalents at beginning of period	126,472	220,128
Cash and cash equivalents at end of period	$93,056	$238,641

Supplemental cash flow information
Right-of-use assets modified in exchange for operating lease obligations	$—	$1,988

See accompanying notes.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation and Liquidity
Basis of Presentation
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
The accompanying unaudited interim consolidated financial statements include the accounts of MacroGenics, Inc. and its wholly owned subsidiaries, MacroGenics UK Limited and MacroGenics Limited. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 25, 2020.
Liquidity
The Company’s multiple product candidates currently under development will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use.
As a clinical-stage biotechnology company, the Company has primarily funded its operations with proceeds from the sale of its common stock in equity offerings, revenue from its multiple collaboration agreements, and contracts and grants from the National Institute of Allergy and Infectious Diseases (NIAID). Management regularly reviews the Company’s available liquidity relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital, and anticipates continuing to draw upon available sources of capital to support its product development activities. Based on the Company’s most recent cash flow forecast, the Company believes its current cash, cash equivalents and marketable securities, along with the anticipated and potential revenue under its multiple collaboration agreements, is sufficient to fund its operating plans for a minimum of twelve months from the date that this Quarterly Report was filed. The Company plans to meet its near-term operating requirements primarily through cash and marketable securities on hand, and a combination of current and future strategic collaborations and alliances and marketing, distribution or licensing arrangements. In the longer term, the Company plans to meet its operating requirements by generating revenue from product sales, to the extent its product candidates receive marketing approval and can be commercialized, or by potential future equity or debt issuances (including its at-the-market sales agreement). There can be no assurances that new sources of capital will be available to the Company on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require the Company to give up some or all rights to a product or technology at less than its full potential value. If the Company is unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate one or more of its product research and development programs or clinical studies, and/or downsize its organization.
In addition to the factors noted above, there can be no assurances regarding the potential impact of the COVID-19 pandemic crisis and its economic effects on the Company’s ability to raise capital in the future.
2. Summary of Significant Accounting Policies
With the exception of the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (ASU 2016-13) during the three months ended March 31, 2020, discussed below, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, which modifies the measurement of expected credit losses on certain financial instruments. In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and requires the recognition of an allowance for credit losses rather than reductions in the amortized cost of the securities. The Company adopted ASU 2016-13 and all related ASU amendments on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The Company evaluated its available-for-sale debt securities at January 1, 2020 and determined that no cumulative-effect adjustment was required. Adoption of the new standard did not have a material impact on the Company's consolidated financial statements.
Under the new guidance, at each reporting date, entities must evaluate their individual available-for-sale debt securities that are in an unrealized loss position and determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company evaluates various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of the impairment. The amount of the decline related to credit losses is recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of the decline not related to credit losses is recorded through other comprehensive income. See Note 4, Marketable Securities, for additional information.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (ASU 2018-15). This new standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Accounting for Internal-Use Software, to determine which implementation costs to capitalize as assets and amortize over the term of the hosting arrangement or expense as incurred. The Company adopted ASU 2018-15 on January 1, 2020 on a prospective basis. Adoption of the new standard did not have a material impact on the Company's consolidated financial statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the interaction between Topic 808 and Topic 606 (ASU 2018-18). The amendments provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. It also specifically (i) addresses when the participant should be considered a customer in the context of a unit of account, (ii) adds unit-of-account guidance in ASC 808 to align with guidance in ASC 606, and (iii) precludes presenting revenue from a collaborative arrangement together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer. The Company adopted ASU 2018-15 on January 1, 2020 on a retrospective basis. Adoption of the new standard did not have a material impact on the Company's consolidated financial statements.
The Company has evaluated all other ASUs issued through the date the consolidated financials were issued and believes that the adoption of these ASUs will not have a material impact on the Company's consolidated financial statements.
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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at March 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$74,483	$74,483	$—	$—
Government-sponsored enterprises	13,748	—	13,748	—
Corporate debt securities	75,040	—	75,040	—
Total assets measured at fair value(a)	$163,271	$74,483	$88,788	$—

	Fair Value Measurements at December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$46,149	$46,149	$—	$—
Government-sponsored enterprises	13,222	—	13,222	—
Corporate debt securities	103,135	—	103,135	—
Total assets measured at fair value(b)	$162,506	$46,149	$116,357	$—
(a) Total assets measured at fair value at March 31, 2020 includes approximately $85.5 million reported in cash and cash equivalents on the consolidated balance sheet.
(b) Total assets measured at fair value at December 31, 2019 includes approximately $73.2 million reported in cash and cash equivalents on the consolidated balance sheet.
The fair value of Level 2 securities is determined from market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. There were no transfers between levels during the periods presented.

4. Marketable Securities
The following tables summarize the Company's marketable debt and equity securities (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$13,713	$35	$—	$13,748
Corporate debt securities	64,008	64	(27)	64,045
Total	$77,721	$99	$(27)	$77,793

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$13,216	$6	$—	$13,222
Corporate debt securities	76,052	20	(10)	76,062
Total	$89,268	$26	$(10)	$89,284

All available-for-sale marketable debt securities held as of March 31, 2020 and December 31, 2019 had contractual maturities of less than one year. All of the Company's available-for-sale marketable debt securities in an unrealized loss position as of March 31, 2020 and December 31, 2019 were in a loss position for less than 12 months.  Unrealized losses on available-for-sale debt securities as of March 31, 2020 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for the three months ended March 31, 2020. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. No losses related to other-than-temporary impairments of our available-for-sale debt securities were recorded in Accumulated other comprehensive income during the year ended December 31, 2019.

5. Stockholders' Equity

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
In December 2019, the Company entered into a sales agreement with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $50.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. The shares that may be sold under the sales agreement would be issued and sold pursuant to the Company's shelf registration statement on Form S-3 that was filed with the SEC on December 23, 2019. During the three months ended March 31, 2020, the Company did not sell any shares of common stock related to the ATM Offering.

6. Collaboration and Other Agreements
Incyte Corporation
In October 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for retifanlimab (formerly known as MGA012 and INCMGA0012), an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017.
Under the terms of the Incyte License Agreement, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization of retifanlimab by Incyte, the Company could receive up to approximately $420.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. As of March 31, 2020, the Company has recognized $15.0 million in development milestones under the Incyte License Agreement. If retifanlimab is commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to a separate commercial supply agreement to be negotiated. Finally, Incyte funded the Company's activities related to the ongoing monotherapy clinical study and will continue to fund certain related clinical activities.
The Company evaluated the Incyte License Agreement under the provisions of ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (collectively, ASC 606) and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company is performing the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. During the year ended December 31, 2018, it became probable that a significant reversal of cumulative revenue would not occur for three development milestones totaling $15.0 million related to retifanlimab meeting certain clinical proof-of-concept criteria. Therefore the associated consideration was added to the estimated transaction price and was recognized as revenue. During the three months ended March 31, 2020, there were no adjustments to the transaction price of the Incyte License Agreement.

The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized over a period spanning 2017 and 2018. No revenue was recognized under the Incyte License Agreement during the three months ended March 31, 2020 and 2019.
The Company also has an agreement with Incyte, which was entered into in 2018, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated the agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the three months ended March 31, 2020 and 2019, the Company recognized revenue of $5.9 million and $4.0 million, respectively, for services performed under the Incyte Clinical Supply Agreement.
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
Under the terms of the Zai Lab Agreement, Zai Lab paid the Company an upfront payment of $25.0 million ($22.5 million after netting value-added tax withholdings of $2.5 million). Assuming successful development and commercialization of margetuximab, MGD013 and the TRIDENT molecule, the Company could receive up to $140.0 million in development and regulatory milestones, $4.0 million of which ($3.6 million after netting value-added tax withholdings of $0.4 million) was earned during the three months ended March 31, 2020. In addition, Zai Lab would pay the Company tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of MGD013 in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.
The Company evaluated the Zai Lab Agreement under the provisions of ASC 606 and identified the following material promises under the arrangement for each of the two product candidates, margetuximab and MGD013: (i) an exclusive license to develop and commercialize the product candidate in Zai Lab’s territory and (ii) certain research and development activities. The Company determined that each license and the related research and development activities were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the

Company determined that these promises should be combined into a single performance obligation for each product candidate. Activities related to margetuximab and MGD013 are separate performance obligations from each other because they are capable of being distinct, and are distinct in the context of the contract. The Company evaluated the promises related to the TRIDENT molecule and determined they were immaterial in context of the contract, therefore there is no performance obligation related to that molecule. The Company determined that the net $22.5 million upfront payment from Zai Lab constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, and the transaction price was allocated to the two performance obligations based on their relative standalone selling price. The standalone selling price of the performance obligations was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Zai Lab and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
 Due to the relatively short-term nature of the recognition period, the revenue associated with the MGD013 performance obligation was recognized on a straight-line basis as the Company performed research and development activities under the agreement. The fixed consideration related to the margetuximab performance obligation is also being recognized on a straight-line basis as the Company performs research and development activities under the agreement. Straight-line recognition is materially consistent with the pattern of performance of the research and development activities of each product candidate. The variable consideration related to the margetuximab performance obligation will be recognized upon certain regulatory achievements. The Company recognized revenue of $3.6 million and $4.0 million during the three months ended March 31, 2020 and 2019, respectively, under the Zai Lab Agreement. Revenue recognized during the three months ended March 31, 2020 reflected milestone revenue, whereas revenue during the three months ended March 31, 2019 was recognition of the deferred upfront payment. At March 31, 2020 and December 31, 2019, $5.0 million of revenue was deferred under this agreement, all of which was current.
During 2019, the Company entered into two agreements under which the Company is to perform manufacturing services for Zai Lab’s clinical needs of margetuximab and MGD013 (Zai Lab Clinical Supply Agreements). The Company evaluated the agreements under ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: to perform services related to manufacturing the clinical supply of each of margetuximab and MGD013. The transaction price is based on the costs incurred to manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the three months ended March 31, 2020, the Company recognized revenue of $1.0 million related to the Zai Lab Clinical Supply Agreements.
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
Under the terms of the I-Mab Agreement, I-Mab paid the Company an upfront payment of $15.0 million. Assuming successful development and commercialization of enoblituzumab, the Company could receive up to $135.0 million in development and regulatory milestones. In addition, I-Mab would pay the Company tiered royalties ranging from mid-teens to 20% on annual net sales in I-Mab's territory.
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
 Revenue under the I-Mab Agreement is being recognized using a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. During the three months ended March 31, 2020, the Company recognized revenue of $1.1 million under the I-Mab Agreement. At March 31, 2020, $12.4 million of revenue was deferred under this agreement, $4.3 million of which was current and $8.1 million of which was non-current. At December 31, 2019, $13.5 million of revenue was deferred under this agreement, $4.4 million of which was current and $9.1 million of which was non-current.

Provention Bio, Inc.

In May 2018, the Company entered into a license agreement with Provention Bio, Inc. (Provention) pursuant to which the Company granted Provention exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a CD32B x CD79B DART molecule being developed for the treatment of autoimmune indications (Provention License Agreement). As partial consideration for the Provention License Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-3279, the Company will be eligible to receive up to $65.0 million in development and regulatory milestones and up to $225.0 million in commercial milestones. As of March 31, 2020, the Company has not recognized any milestone revenue under this agreement. If PRV-3279 is commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to the Company, and by the Company in the event that Provention challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.
Also in May 2018, the Company entered into an asset purchase agreement with Provention pursuant to which Provention acquired the Company’s interest in teplizumab (renamed PRV-031), a monoclonal antibody being developed for the treatment of type 1 diabetes (Asset Purchase Agreement). As partial consideration for the Asset Purchase Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-031, the Company will be eligible to receive up to $170.0 million in regulatory milestones and up to $225.0 million in commercial milestones. As of March 31, 2020, the Company has not recognized any milestone revenue under this agreement. If PRV-031 is commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. Provention has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to the Company, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements Provention is assuming pursuant to the Provention Asset Purchase Agreement. Further, Provention is required to pay the Company a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by Provention to a third party.
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
The Company recognized revenue of $6.1 million when it satisfied its performance obligations under the agreements and transferred the MGD010 license and teplizumab assets to Provention in 2018. The warrants were revalued at each reporting period based on the current Black-Scholes parameters until the warrants were exercised in July 2019. The resulting increase or decrease in the value of the warrants is reflected in Other income (expense) on the 2019 consolidated statement of operations and comprehensive loss. In July 2019, the Company exercised the warrants on a cashless basis, and subsequently sold all the shares of Provention common stock acquired through the exercise. No shares of Provention stock were held at December 31, 2019.
NIAID Contract
The Company entered into a contract with NIAID, effective as of September 15, 2015, to perform product development and to advance up to two DART molecules, including MGD014 (NIAID Contract). Under the NIAID Contract, the Company will develop these product candidates for Phase 1/2 clinical trials as therapeutic agents, in combination with latency reversing treatments, to deplete cells infected with human immunodeficiency virus (HIV) infection. NIAID does not receive goods or services from the Company under this contract, therefore the Company does not consider NIAID to be a customer and concluded this contract is outside the scope of Topic 606.
The NIAID Contract includes a base period of up to $7.5 million to support development of MGD014 through Investigational New Drug application submission with the U.S. Food and Drug Administration, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through December 31, 2024. In 2017, NIAID exercised the first option in the amount of up to $10.8 million. During the three months ended March 31, 2020 and 2019, the Company recognized revenue under the NIAID Contract of $0.7 million and $0.2 million, respectively.
7. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (IRC), and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the three months ended March 31, 2020, no shares of common stock were purchased under the 2016 ESPP.
Employee Stock Option Plans
Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the IRC, or non-qualified stock options. In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of March 31, 2020, under the 2003 Plan, there were options to purchase an aggregate of 376,079 shares of common stock outstanding at a weighted average exercise price of $2.96 per share.
In October 2013, the Company implemented the 2013 Plan.  The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards.  The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Company's Board of Directors. During the three months ended March 31, 2020, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 11,896,613.   If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of March 31, 2020, there were options to purchase an aggregate of 7,268,860 shares of common stock outstanding at a weighted average exercise price of $21.88 per share under the 2013 Plan.
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$2,434	$1,814
General and administrative	2,057	1,985
Total stock-based compensation expense	$4,491	$3,799
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended March 31,
	2020	2019
Expected dividend yield	0%	0%
Expected volatility	67.3% - 69.5%	73.7% - 74.4%
Risk-free interest rate	0.6% - 1.8%	2.3% - 2.6%
Expected term	6.25 years	6.25 years
For periods through December 31, 2019, the computation of expected volatility is based on the historical volatility of several public entities of similar size, complexity and stage of development, as the Company did not have sufficient history of its own volatility. As of December 31, 2019, the Company had sufficient company-specific historical and implied volatility information. As such, beginning the first quarter of 2020, the computation of expected volatility is based only on the historical volatility of the Company’s common stock.
The following table summarizes stock option activity during the three months ended March 31, 2020:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	6,706,994	$22.33	6.9
Granted	1,403,627	11.49
Exercised	(172,387)	0.94
Forfeited or expired	(293,295)	18.97
Outstanding, March 31, 2020	7,644,939	20.95	7.1	$1,185
As of March 31, 2020:
Exercisable	4,358,640	23.05	5.6	1,184
Vested and expected to vest	7,306,954	21.04	7.0	1,185
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2020 and 2019 was $7.12 and $14.65, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was approximately $1.1 million and $1.6 million, respectively. The total cash received for options exercised during the three months ended March 31, 2020 and 2019 was approximately $0.2 million and $0.3 million, respectively. The total fair value of shares vested in the three months ended March 31, 2020 and 2019 was approximately $3.7 million and $3.1 million, respectively. As of March 31, 2020, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $33.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.
Restricted Stock Units

During 2019, the Company awarded restricted stock units (RSUs) under the 2013 Plan to all employees with at least six months of service as of the date of grant except executive officers. Each RSU entitles the holder to receive one share of the Company's common stock when the RSU vests. The RSUs vest in two equal installments on the first and second anniversary of the grant date. Compensation expense is recognized on a straight-line basis. No RSUs were granted during the three months ended March 31, 2020.
The following table summarizes RSU activity during the three months ended March 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2019	452,500	$15.32
Granted	—	—
Exercised	—	—
Forfeited or expired	(19,400)	15.32
Outstanding, March 31, 2020	433,100	15.32

At March 31, 2020, there was $4.3 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.4 years.
8. Commitments and Contingencies
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
The following discussion of our financial condition and results of operations is based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with U.S. generally accepted accounting principles (GAAP), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2020, combined with anticipated and potential collaboration payments, should enable us to fund our operations into 2022, assuming our programs and collaborations advance as currently contemplated. Through the prioritization of programs and ongoing realignment of our resources, we are focused on further extending our cash runway.
Through March 31, 2020, we had an accumulated deficit of $686.8 million. We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.
COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (COVID-19) as a pandemic, which continues to spread throughout the world. Developments have been occurring rapidly with respect to the spread of COVID-19 and its impact on human health and businesses. To date, the COVID-19 pandemic has negatively impacted the global economy, created significant financial market volatility, disrupted global supply chains, and resulted in a significant number of infections and deaths worldwide. In addition, several national, state and local governments have placed restrictions on people from gathering in groups or interacting within a certain physical distance and in certain cases, have ordered businesses to close, limit operations or mandate that people stay at home.
To date, although there has been some negative impact on our business and operations, including, for example, slowed clinical trial enrollment, we have been able to mitigate against more severe impacts of COVID-19 on our business and operations. However, the COVID-19 pandemic could have a more significant negative impact on our business in the future depending on the depth of the effects and the duration of the crisis. In response to the COVID-19 pandemic, we have been focused on keeping our employees safe, continuing patients on trials, and maintaining our manufacturing capabilities and research efforts. The COVID-19 pandemic is an evolving situation and we continue to monitor our business very closely to try and mitigate any potential impacts. We expect the pandemic to have some near-term impact on the initiation of new studies and on clinical trial enrollment. For example, in consideration of the current COVID-19 pandemic, we will delay our planned Phase 2 study of enoblituzumab, an investigational, Fc-engineered, anti-B7-H3 monoclonal antibody, in combination with checkpoint blockade in patients with advanced head and neck cancer. We expect to provide an update on timing for initiating the study in the second half of 2020. In addition, we have stopped enrollment in a Phase 1/2 study combining flotetuzumab with retifanlimab in patients with relapsed or refractory acute myeloid leukemia being conducted outside of the U.S. We anticipate resuming the study and initiating activity at U.S. sites in the future. Significant delays in the timing of our clinical trials and in regulatory reviews could adversely affect our ability to commercialize some of the product candidates in our pipeline.

Notwithstanding the foregoing, we cannot precisely predict the impact that COVID-19 will have in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our supply chain, and other factors identified in Part II, Item 1A. “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K. Given these uncertainties, COVID-19 could disrupt the business of certain of our collaborators and impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and/or our financial condition in the future. We will continue to closely monitor and evaluate the nature and extent of the impact of COVID-19 to our business, consolidated results of operations, and financial condition.

Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte. In 2017, we entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for retifanlimab, an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. Incyte paid us an upfront payment of $150.0 million under the terms of the agreement.
Under the terms of the Incyte License Agreement, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization of retifanlimab by Incyte, we could receive development and regulatory milestones of up to approximately $420.0 million, of which we have already received $15.0 million, and up to $330.0 million in commercial milestones. If retifanlimab is commercialized, we would be eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement). In addition, we retain the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab.
•Zai Lab. In 2018, we entered into a collaboration and license agreement with Zai Lab Limited (Zai Lab) under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (Zai Lab’s territory) for (i) margetuximab, an immune-optimized anti-HER2 monoclonal antibody, (ii) MGD013, a bispecific DART molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development (Zai Lab Agreement). Zai Lab will lead clinical development in its territory.
Under the terms of the agreement, Zai Lab paid us an upfront payment of $25.0 million ($22.5 million after netting value-added tax withholdings of $2.5 million). Assuming successful development and commercialization of margetuximab, MGD013 and the TRIDENT molecule, we could receive up to $140.0 million in development and regulatory milestones, of which we have already earned $4.0 million ($3.6 million after netting value-added tax withholdings of $0.4 million). In addition, Zai Lab would pay us tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of MGD013 in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.
In 2019, we entered into two agreements under which the Company is to perform manufacturing services for Zai Lab’s clinical needs of margetuximab and MGD013 (Zai Lab Clinical Supply Agreements).
•I-Mab Biopharma. In 2019, we entered into a collaboration and license agreement with I-Mab Biopharma (I-Mab) to develop and commercialize enoblituzumab, an immune-optimized, anti-B7-H3 monoclonal antibody that incorporates our proprietary Fc Optimization technology platform (I-Mab Agreement). I-Mab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (I-Mab's territory), will lead clinical development of enoblituzumab in its territories, and will participate in global studies conducted by us.   Under the terms of the agreement, I-Mab paid us an upfront payment of $15.0 million. Assuming successful development and commercialization of enoblituzumab, we could receive up to $135.0 million in development and regulatory milestones. In addition, I-Mab would pay us tiered royalties ranging from mid-teens to 20% on annual net sales in its territories.

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2020.

Results of Operations
Revenue
The following represents a comparison of our revenue for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019

	(dollars in millions)
Revenue from collaborative and other agreements	$13.0	$9.5	$3.5	37%
Revenue from government agreements	0.7	0.2	0.5	333%
Total revenue	$13.7	$9.7	$4.0	42%

The increase in revenue of $4.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to:
•an increase of $1.9 million in revenue recognized under the Incyte Clinical Supply Agreement due to increased activity;
•increased revenue recognition during the three months ended March 31, 2020 of the flotetuzumab license grant fee paid to us by Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) due to accelerated revenue recognition resulting from Servier's notice of their intention to terminate the agreement effective January 15, 2020;
•recognition of approximately $1.1 million of the deferred upfront payment under the I-Mab Agreement. There was no such recognition during the three months ended March 31, 2019 because the agreement was executed in July 2019;
•recognition of $3.6 million in milestones under the Zai Lab Agreement and approximately $1.0 million related to manufacturing services performed under the Zai Lab Clinical Supply Agreements; and
•an increase in revenue recognized under the National Institute of Allergy and Infectious Diseases (NIAID) contract due to increased clinical trial activity.
These increases were partially offset by:
•a decrease of $4.0 million in revenue recognition of the deferred upfront payment under the Zai Lab Agreement during the three months ended March 31, 2020 as the recognition period ended in 2019; and

•a decrease of $1.0 million in revenue recognition during the three months ended March 31, 2020 of the deferred upfront payment from F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., as the recognition period ended in 2019.

Research and Development Expense
The following represents a comparison of our research and development expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019

	(dollars in millions)
Retifanlimab	$12.2	$8.2	$4.0	49%
Margetuximab	12.0	13.0	(1.0)	(8)%
MGD013	4.9	3.9	1.0	26%
Flotetuzumab(a)	4.4	3.5	0.9	26%
Enoblituzumab	3.8	3.1	0.7	23%
MGC018	2.1	3.3	(1.2)	(36)%
MGD019	1.6	1.1	0.5	45%
MGD009	1.0	1.9	(0.9)	(47)%
MGD007	0.8	1.1	(0.3)	(27)%
Other immune modulator programs	1.4	2.3	(0.9)	(39)%
Discovery and other pipeline programs, collectively	4.7	5.7	(1.0)	(18)%
Total research and development expense	$48.9	$47.1	$1.8	4%
(a) For the three months ended March 31, 2019, expenses are shown net of reimbursements from collaborator.
Our research and development expense for the three months ended March 31, 2020 increased by $1.8 million compared to the three months ended March 31, 2019 primarily due to:
•increased development and manufacturing costs related to retifanlimab (which were partially offset by revenue recognized under the Incyte Clinical Supply Agreement);
•increased clinical trial costs related to our ongoing MGD013 Phase 1 study;
•increased costs related to the preparation for a planned Phase 2 portion of a study of enoblituzumab in combination with retifanlimab; and
•increased flotetuzumab development costs due to the end of cost sharing with Servier.
These increases were partially offset by:
•decreased manufacturing costs related to MGC018;
•an overall decrease in margetuximab costs. Clinical trial and Biologics License Application preparation costs for margetuximab decreased, but were partially offset by an increase in manufacturing costs of margetuximab related to the Zai Lab Clinical Supply Agreement; and
•increased costs related to preclinical development of product candidates in our pipeline.

General and Administrative Expense
There were no significant fluctuations for general and administrative expenses between the three months ended March 31, 2020 and the three months ended March 31, 2019.

Other Income
The decrease in other income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily due to decreased investment income and the revaluation at March 31, 2019 of the warrants received under the Provention License Agreement and Asset Purchase Agreement. These warrants were exercised, and the acquired shares subsequently sold, during 2019, therefore there is no such revaluation reflected in other income during the three months ended March 31, 2020.
Liquidity and Capital Resources
Our multiple product candidates currently under development will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use.
As a clinical-stage biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings, revenue from our multiple collaboration agreements, and contracts and grants from NIAID. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital to support our product development activities. Based on our most recent cash flow forecast, we believe our current cash, cash equivalents and marketable securities, along with the anticipated and potential revenue under our multiple collaboration agreements, is sufficient to fund our operating plans for a minimum of twelve months from the date that this Quarterly Report was filed. We plan to meet our near-term operating requirements primarily through cash and marketable securities on hand, and a combination of current and future strategic collaborations and alliances and marketing, distribution or licensing arrangements. In the longer term, we plan to meet our operating requirements by generating revenue from product sales, to the extent our product candidates receive marketing approval and can be commercialized, or by potential future equity or debt issuances (including our at-the-market sales agreement). There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization.
Similar to the other risk factors pertinent to our business, the COVID-19 outbreak might unfavorably impact our ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact of the outbreak on our business and financial position.
Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(44.1)	$(30.0)
Investing activities	10.6	(70.5)
Financing activities	0.2	119.0
Net change in cash and cash equivalents	$(33.4)	$18.5
Operating Activities
Net cash used in operating activities reflects, among other things, the amounts used to run our clinical trials and preclinical activities. The principal use of cash in operating activities for all periods presented was to fund our net loss, adjusted for non-cash items, with the three months ended March 31, 2019 benefiting from the $22.5 million upfront payment from Zai Lab.
Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2020 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in investing activities during the three months ended March 31, 2019 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities.
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
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of March 31, 2020, we had cash, cash equivalents and marketable securities of $170.8 million.  Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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

See note 8, Commitments and Contingencies, to the consolidated financial statements for more information.

Item 1A.	Risk Factors
There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, aside from the risk factors included below:

Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other regions and countries, including Europe and the United States. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, work and travel restrictions and other public health safety measures at the federal, state and local levels.

The continued spread of COVID-19 or other global health crises, such as pandemics, could adversely impact our clinical trials, preclinical studies, and other aspects of our business or that of our third-party partners. For instance, the COVID-19 outbreak could impair our ability to enroll patients in clinical trials, continue ongoing clinical trials or activate clinical trial sites, due to, for example, heightened exposure to COVID-19 if an outbreak occurs in a specific geography, the shifting of healthcare resources toward the outbreak or the closing of or limiting of access to clinical facilities. Furthermore, patients may be unable or unwilling to enroll in our clinical trials or be unable to comply with clinical trial protocols if COVID-19 related restrictions impede patient movement or interrupt healthcare services. Government-imposed quarantines and other restrictions may also require us to temporarily suspend activity at our clinical sites. COVID-19 may also negatively affect the operations of third-party CROs that we rely upon to carry out our clinical trials, or the operations of other service providers, which could result in delays or disruptions in the supply of our product candidates or other aspects of our business or that of our collaborators. Any negative impact COVID-19 has on patient enrollment or treatment or the timing and execution of our clinical trials could cause delays to our clinical trial activities, which could adversely affect our ability to seek and obtain regulatory approval for and to commercialize any approved product candidates, increase our operating expenses and have a material adverse effect on our business and financial results.

Further, the outbreak of COVID-19 has increased the risk that a portion of the workforce, including ours, may suffer illness or otherwise be unable to work. We have implemented stay-at-home orders consistent with the requirements of the jurisdictions in which we operate, with arrangements such as remote work and flexible schedules for certain functions, as well as other measures intended to reduce the risks to our employees from the impact of the pandemic while maintaining our operations.

We may also face increased cybersecurity risks due to the shifting of a majority of our corporate functions operating remotely in regions impacted by stay-at-home orders. Increased levels of remote access may create additional opportunities for cybercriminals to attempt to exploit vulnerabilities, and our employees may be more susceptible to phishing and social engineering attempts.

The extent to which COVID-19 impacts our operations or those of our collaborators will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions to contain COVID-19 or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, financial condition and results of operations.

Item 6.	Exhibits

10.1+	Amendment No.1 to Employment Agreement between the Company and Scott Koenig, M.D., Ph.D.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

+ Indicates management contract or compensatory plan.

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
Dated: May 5, 2020