Form 10-Q
period 2020-06-30
MACROGENICS INC
filed 2020-07-31
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2020, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 54,117,181 shares.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$196,532	$126,472
Marketable securities	36,267	89,284
Accounts receivable	19,205	12,744
Prepaid expenses and other current assets	8,192	11,285
Total current assets	260,196	239,785
Property, equipment and software, net	43,887	48,211
Other assets	23,509	24,505
Total assets	$327,592	$312,501

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,766	$4,308
Accrued expenses and other current liabilities	30,475	27,139
Deferred revenue	9,267	10,700
Lease liabilities	3,386	3,020
Total current liabilities	45,894	45,167
Deferred revenue, net of current portion	6,819	9,153
Lease liabilities, net of current portion	25,653	27,553
Other non current liabilities	1,442	—
Total liabilities	79,808	81,873
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 53,365,003 and 48,958,763 shares outstanding at June 30, 2020 and December 31, 2019, respectively	534	490
Additional paid-in capital	980,924	872,204
Accumulated other comprehensive income	17	16
Accumulated deficit	(733,691)	(642,082)
Total stockholders' equity	247,784	230,628
Total liabilities and stockholders' equity	$327,592	$312,501

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Revenue from collaborative and other agreements	$15,636	$9,987	$28,603	$19,484
Revenue from government agreements	4,621	606	5,336	771
Total revenues	20,257	10,593	33,939	20,255
Costs and expenses:
Research and development	57,351	51,440	106,245	98,500
General and administrative	10,216	12,122	20,449	22,341
Total costs and expenses	67,567	63,562	126,694	120,841
Loss from operations	(47,310)	(52,969)	(92,755)	(100,586)
Other income	425	21,202	1,146	23,802
Net loss	(46,885)	(31,767)	(91,609)	(76,784)
Other comprehensive loss:
Unrealized gain (loss) on investments	(55)	34	1	37
Comprehensive loss	$(46,940)	$(31,733)	$(91,608)	$(76,747)

Basic and diluted net loss per common share	$(0.94)	$(0.65)	$(1.85)	$(1.63)
Basic and diluted weighted average common shares outstanding	50,018,462	48,845,234	49,515,562	47,234,889

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount

Balance, December 31, 2019	48,958,763	$490	$872,204	$(642,082)	$16	$230,628
Stock-based compensation	—	—	4,451	—	—	4,451
Stock plan related activity	172,387	2	160	—	—	162
Unrealized gain on investments	—	—	—	—	56	56
Net loss	—	—	—	(44,724)	—	(44,724)
Balance, March 31, 2020	49,131,150	492	876,815	(686,806)	72	190,573
Issuance of common stock, net of offering costs	4,060,482	40	96,472	—	—	96,512
Stock-based compensation	—	—	5,136	—	—	5,136
Stock plan related activity	173,371	2	2,501	—	—	2,503
Unrealized loss on investments	—	—	—	—	(55)	(55)
Net loss	—	—	—	(46,885)	—	(46,885)
Balance, June 30, 2020	53,365,003	$534	$980,924	$(733,691)	$17	$247,784

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	42,353,301	$424	$732,727	$(490,271)	$(3)	$242,877
Stock-based compensation	—	—	3,750	—	—	3,750
Issuance of common stock, net of offering costs	6,325,000	63	118,594	—	—	118,657
Stock plan related activity	126,707	1	346	—	—	347
Unrealized gain on investments	—	—	—	—	3	3
Net loss	—	—	—	(45,017)	—	(45,017)
Balance, March 31, 2019	48,805,008	488	855,417	(535,288)	—	320,617
Stock-based compensation	—	—	4,933	—	—	4,933
Stock plan related activity	88,443	1	633	—	—	634
Unrealized gain on investments	—	—	—	—	34	34
Net loss	—	—	—	(31,767)	—	(31,767)
Balance, June 30, 2019	48,893,451	$489	$860,983	$(567,055)	$34	$294,451

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(91,609)	$(76,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,105	6,181
Amortization of premiums and discounts on marketable securities	(401)	(698)
Stock-based compensation	9,587	8,683
Changes in operating assets and liabilities:
Accounts receivable	(6,461)	23,971
Prepaid expenses and other current assets	3,093	(3,209)
Other assets	995	(21,091)
Accounts payable	(1,476)	(2,598)
Accrued expenses	3,337	(2,663)
Lease liabilities	(1,534)	231
Deferred revenue	(3,767)	(10,861)
Other liabilities	1,443	—
Net cash used in operating activities	(80,688)	(78,838)
Cash flows from investing activities
Purchases of marketable securities	(72,199)	(142,305)
Proceeds from sale and maturities of marketable securities	125,617	63,955
Purchases of property and equipment	(1,847)	(2,262)
Net cash provided by (used in) investing activities	51,571	(80,612)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	96,512	118,657
Proceeds from stock option exercises and ESPP purchases	2,665	981
Net cash provided by financing activities	99,177	119,638
Net change in cash and cash equivalents	70,060	(39,812)
Cash and cash equivalents at beginning of period	126,472	220,128
Cash and cash equivalents at end of period	$196,532	$180,316

Supplemental cash flow information
Right-of-use assets modified in exchange for operating lease obligations	$—	$1,988

See accompanying notes.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation and Risks and Uncertainties
Basis of Presentation
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
Risks and Uncertainties
The Company is subject to additional risks and uncertainties due to the COVID-19 pandemic. To date, although there has been some negative impact on the Company's business and operations, including, for example, slowed clinical trial enrollment, the Company has been able to mitigate against more severe impacts of COVID-19 on its business and operations. However, the COVID-19 pandemic could have a more significant negative impact on the Company's business in the future depending on the depth of the effects and the duration of the crisis. The COVID-19 pandemic is an evolving situation and the Company continues to monitor its business very closely to try and mitigate any potential impacts. Significant delays in the timing of the Company's clinical trials and in regulatory reviews could adversely affect its ability to commercialize the product candidates in the Company's pipeline.
Notwithstanding the foregoing, the Company cannot precisely predict the impact that COVID-19 will have in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, and the impact to the business of the Company's supply chain. Given these uncertainties, COVID-19 could disrupt the business of certain of the Company's collaborators and impact the Company's business operations and its ability to execute on the Company's associated business strategies and initiatives, and adversely impact the Company's consolidated results of operations and/or the Company's financial condition in the future. The Company will continue to closely monitor and evaluate the nature and extent of the impact of COVID-19 to its business, consolidated results of operations, and financial condition.
2. Summary of Significant Accounting Policies
With the exception of the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (ASU 2016-13) during the six months ended June 30, 2020, discussed below, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the interaction between Topic 808 and Topic 606 (ASU 2018-18). The amendments provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. It also specifically (i) addresses when the participant should be considered a customer in the context of a unit of account, (ii) adds unit-of-account guidance in ASC 808 to align with guidance in ASC 606, and (iii) precludes presenting revenue from a collaborative arrangement together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer. The Company adopted ASU 2018-18 on January 1, 2020 on a retrospective basis. Adoption of the new standard did not have a material impact on the Company's consolidated financial statements.
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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at June 30, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$55,242	$55,242	$—	$—
U.S. Treasury securities	23,995	—	23,995	—
Government-sponsored enterprises	30,509	—	30,509	—
Corporate debt securities	33,753	—	33,753	—
Total assets measured at fair value(a)	$143,499	$55,242	$88,257	$—

	Fair Value Measurements at December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$46,149	$46,149	$—	$—
Government-sponsored enterprises	13,222	—	13,222	—
Corporate debt securities	103,135	—	103,135	—
Total assets measured at fair value(b)	$162,506	$46,149	$116,357	$—
(a) Total assets measured at fair value at June 30, 2020 includes approximately $107.2 million reported in cash and cash equivalents on the consolidated balance sheet.
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
4. Marketable Securities
The following tables summarize the Company's marketable debt and equity securities (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$6,999	$—	$—	$6,999
Government-sponsored enterprises	8,511	3	—	8,514
Corporate debt securities	20,740	14	—	20,754
Total	$36,250	$17	$—	$36,267

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$13,216	$6	$—	$13,222
Corporate debt securities	76,052	20	(10)	76,062
Total	$89,268	$26	$(10)	$89,284

All available-for-sale marketable debt securities held as of June 30, 2020 and December 31, 2019 had contractual maturities of less than one year. All of the Company's available-for-sale marketable debt securities in an unrealized loss position as of June 30, 2020 and December 31, 2019 were in a loss position for less than 12 months.  Unrealized losses on available-for-sale debt securities as of June 30, 2020 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for the six months ended June 30, 2020. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. No losses related to other-than-temporary impairments of our available-for-sale debt securities were recorded in Accumulated other comprehensive income during the year ended December 31, 2019.

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
In December 2019, the Company entered into a sales agreement with an agent to sell, from time to time, shares of its common stock in amounts of up to $50.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. This agreement was amended in June 2020 to increase the maximum amount of the offering to $175.0 million. The shares that may be sold under the sales agreement would be issued and sold pursuant to the Company's shelf registration statement on Form S-3 that was filed with the SEC on December 23, 2019. During the three months ended June 30, 2020, the Company sold 4,060,482 shares of common stock at a weighted average price per share of $24.44, resulting in net proceeds of approximately $96.5 million, pursuant to the ATM Offering. Subsequent to June 30, 2020, the Company sold an additional 726,380 shares of common stock at a weighted average price per share of $30.02, resulting in net proceeds of approximately $21.3 million pursuant to the ATM Offering.

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
Under the terms of the Incyte License Agreement, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization of retifanlimab by Incyte, the Company could receive up to approximately $420.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. From its inception through June 30, 2020, the Company has recognized $15.0 million in development milestones under the Incyte License Agreement. If retifanlimab is commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to a separate commercial supply agreement to be negotiated. Finally, Incyte funded the

Company's activities related to the ongoing monotherapy clinical study and will continue to fund certain related clinical activities.
The Company evaluated the Incyte License Agreement under the provisions of ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (collectively, ASC 606) and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company is performing the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. During the year ended December 31, 2018, it became probable that a significant reversal of cumulative revenue would not occur for three development milestones totaling $15.0 million related to retifanlimab meeting certain clinical proof-of-concept criteria. Therefore the associated consideration was added to the estimated transaction price and was recognized as revenue. During the six months ended June 30, 2020, there were no adjustments to the transaction price of the Incyte License Agreement.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized over a period spanning 2017 and 2018. No revenue was recognized under the Incyte License Agreement during the six months ended June 30, 2020 or 2019.
The Company also has an agreement with Incyte, which was entered into in 2018, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated the agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the three months ended June 30, 2020 and 2019, the Company recognized revenue of $1.5 million and $4.2 million, respectively, for services performed under the Incyte Clinical Supply Agreement. During the six months ended June 30, 2020 and 2019, the Company recognized revenue of $7.4 million and $8.2 million, respectively, for services performed under the Incyte Clinical Supply Agreement.
Zai Lab
In November 2018, the Company entered into a collaboration and license agreement with Zai Lab (Zai Lab Agreement) under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (Zai Lab’s territory) for (i) margetuximab, an immune-optimized anti-HER2 monoclonal antibody, (ii) MGD013, a bispecific DART® molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development. Zai Lab will lead clinical development of these molecules in its territory.
Under the terms of the Zai Lab Agreement, Zai Lab paid the Company an upfront payment of $25.0 million ($22.5 million after netting value-added tax withholdings of $2.5 million). Assuming successful development and commercialization of margetuximab, MGD013 and the TRIDENT molecule, the Company could receive up to $140.0 million in development and regulatory milestones, $4.0 million of which ($3.6 million after netting value-added tax withholdings of $0.4 million) was earned during the six months ended June 30, 2020. In addition, Zai Lab would pay the Company tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of MGD013 in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.

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
 Due to the relatively short-term nature of the recognition period, the revenue associated with the MGD013 performance obligation was recognized on a straight-line basis as the Company performed research and development activities under the agreement. The fixed consideration related to the margetuximab performance obligation is also being recognized on a straight-line basis as the Company performs research and development activities under the agreement. Straight-line recognition is materially consistent with the pattern of performance of the research and development activities of each product candidate. The variable consideration related to the margetuximab performance obligation will be recognized upon certain regulatory achievements. The Company recognized no revenue during the three months ended June 30, 2020 and recognized revenue of $4.0 million during the three months ended June 30, 2019 under the Zai Lab Agreement. The Company recognized revenue of $3.6 million and $8.1 million during the six months ended June 30, 2020 and 2019, respectively, under the Zai Lab Agreement. Revenue recognized during the six months ended June 30, 2020 reflected milestone revenue, whereas revenue during the six months ended June 30, 2019 was the recognition of the deferred upfront payment. At June 30, 2020 and December 31, 2019, $5.0 million of revenue was deferred under this agreement, all of which was current.
During 2019, the Company entered into two agreements under which the Company is to perform manufacturing services for Zai Lab’s clinical needs of margetuximab and MGD013 (Zai Lab Clinical Supply Agreements). The Company evaluated the agreements under ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: to perform services related to manufacturing the clinical supply of each of margetuximab and MGD013. The transaction price is based on the costs incurred to manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the three and six months ended June 30, 2020, the Company recognized revenue of $0.3 million and $1.3 million, respectively, related to the Zai Lab Clinical Supply Agreements. No such revenue was recognized during the three and six months ended June 30, 2019.
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
 Revenue under the I-Mab Agreement is being recognized using a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. During the three and six months ended June 30, 2020, the Company recognized revenue of $1.4 million and $2.5 million, respectively, under the I-Mab Agreement. No such revenue was recognized during the three and six months ended June 30, 2019. At June 30, 2020, $11.1 million of revenue was deferred under this agreement, $4.3 million of which was current and $6.8 million of which was non-current. At December 31, 2019, $13.5 million of revenue was deferred under this agreement, $4.4 million of which was current and $9.1 million of which was non-current.
Provention Bio, Inc.

In May 2018, the Company entered into a license agreement with Provention Bio, Inc. (Provention) pursuant to which the Company granted Provention exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a CD32B x CD79B DART molecule being developed for the treatment of autoimmune indications (Provention License Agreement). As partial consideration for the Provention License Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-3279, the Company will be eligible to receive up to $65.0 million in development and regulatory milestones and up to $225.0 million in commercial milestones. As of June 30, 2020, the Company has not recognized any milestone revenue under this agreement. If PRV-3279 is commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to the Company, and by the Company in the event that Provention challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.
Also in May 2018, the Company entered into an asset purchase agreement with Provention pursuant to which Provention acquired the Company’s interest in teplizumab (renamed PRV-031), a monoclonal antibody being developed for the treatment of type 1 diabetes (Asset Purchase Agreement). As partial consideration for the Asset Purchase Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-031, the Company will be eligible to receive up to $170.0 million in regulatory milestones and up to $225.0 million in commercial milestones. As of June 30, 2020, the Company has not recognized any milestone revenue under this agreement. If PRV-031 is commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. Provention has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to the Company, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements Provention is assuming pursuant to the Provention Asset Purchase Agreement. Further, Provention is required to pay the Company a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by Provention to a third party.
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
The NIAID Contract includes a base period of up to $7.5 million to support development of MGD014 through Investigational New Drug application submission with the U.S. Food and Drug Administration, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through December 31, 2024. In 2017, NIAID exercised the first option in the amount of up to $10.8 million to fund the commencement of the MGD014 clinical trial and development of the second DART molecule. During the three months ended June 30, 2020 and 2019, the Company recognized revenue under the NIAID Contract of $4.6 million and $0.6 million, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized revenue under the NIAID Contract of $5.3 million and $0.8 million, respectively.
Boehringer Ingelheim International GmbH
In 2010, the Company entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH (BII) to discover, develop and commercialize multiple DART molecules that were to be evaluated during a five-year period that ended in 2015 (Boehringer Agreement). Under the terms of the agreement, the Company granted BII an exclusive, worldwide, royalty-bearing, license under its intellectual property to research, develop, and market DART molecules generated under the agreement. During the evaluation period, BII selected two product candidates to develop (BII DARTs). Under the terms of the Boehringer Agreement, BII paid the Company an upfront payment of $15.0 million which was fully recognized prior to the adoption of ASC Topic 606 on January 1, 2018. The remaining obligations under this agreement included potential future development and sales milestones and royalties on net sales in the event that the BII DARTs are commercialized. In June 2020, BII agreed to a payment of $12.0 million in order to retain rights to develop the BII DARTs under the Boehringer Agreement. As a result, the Company recognized $12.0 million during the three and six months ended June 30, 2020 and recorded a receivable as of June 30, 2020 as the non-refundable payment was not received until July 2020. The remaining potential development milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to royalties will be recognized when the related sales occur and therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.

7. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (IRC), and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the six months ended June 30, 2020, 18,304 shares of common stock were purchased under the 2016 ESPP for net proceeds to the Company of approximately $0.3 million.
Employee Stock Option Plans
Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the IRC, or non-qualified stock options. In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of June 30, 2020, under the 2003 Plan, there were options to purchase an aggregate of 281,024 shares of common stock outstanding at a weighted average exercise price of $2.79 per share.
In October 2013, the Company implemented the 2013 Plan.  The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards.  The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Company's Board of Directors. During the six months ended June 30, 2020, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 11,896,613.   If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of June 30, 2020, there were options to purchase an aggregate of 6,993,516 shares of common stock outstanding at a weighted average exercise price of $21.81 per share under the 2013 Plan.
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$2,589	$2,453	$5,023	$4,267
General and administrative	2,506	2,431	4,564	4,416
Total stock-based compensation expense	$5,095	$4,884	$9,587	$8,683
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended June 30,
	2020	2019
Expected dividend yield	0%	0%
Expected volatility	67.3% - 108.8%	73.7% - 75.3%
Risk-free interest rate	0.5% - 1.8%	1.9% - 2.6%
Expected term	6.25 years	6.25 years

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
The following table summarizes stock option activity during the six months ended June 30, 2020:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	6,706,994	$22.33	6.9
Granted	1,547,627	12.67
Exercised	(329,592)	7.31
Forfeited or expired	(650,489)	20.90
Outstanding, June 30, 2020	7,274,540	21.07	7.2	$54,434
As of June 30, 2020:
Exercisable	4,134,978	23.32	5.9	23,276
Vested and expected to vest	6,954,436	21.17	7.1	51,498
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2020 and 2019 was $8.30 and $14.38, respectively. The total intrinsic value of options exercised during each of the six month periods ended June 30, 2020 and 2019 was approximately $2.6 million. The total cash received for options exercised during the six months ended June 30, 2020 and 2019 was approximately $2.4 million and $0.6 million, respectively. The total fair value of shares vested in the six months ended June 30, 2020 and 2019 was approximately $7.4 million and $6.5 million, respectively. As of June 30, 2020, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $31.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
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
The following table summarizes RSU activity during the six months ended June 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2019	452,500	$15.32
Granted	15,000	23.68
Exercised	—	—
Forfeited	(29,100)	15.32
Outstanding, June 30, 2020	438,400	15.61

At June 30, 2020, there was $3.7 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.2 years.
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
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2020, combined with the $21.3 million received pursuant to our “at the market offering” (ATM Offering) and $12.0 million received from Boehringer Ingelheim International GmbH (BII) subsequent to June 30, 2020, and anticipated and potential collaboration payments, should enable us to fund our operations into 2023, assuming our programs and collaborations advance as currently contemplated.
Through June 30, 2020, we had an accumulated deficit of $733.7 million. We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.
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
To date, although there has been some negative impact on our business and operations, including, for example, slowed clinical trial enrollment, we have been able to mitigate against more severe impacts of COVID-19 on our business and operations. However, the COVID-19 pandemic could have a more significant negative impact on our business in the future depending on the depth of the effects and the duration of the crisis. In response to the COVID-19 pandemic, we have been focused on keeping our employees safe, continuing patients on trials, and maintaining our manufacturing capabilities and research efforts. The COVID-19 pandemic is an evolving situation and we continue to monitor our business very closely to try and mitigate any potential impacts. We expect the pandemic to continue to have some near-term impact on the initiation of new studies and on clinical trial enrollment. For example, in consideration of the current COVID-19 pandemic, we have delayed our planned Phase 2 study of enoblituzumab, an investigational, Fc-engineered, anti-B7-H3 monoclonal antibody, in combination with checkpoint blockade in patients with advanced head and neck cancer until the first quarter of 2021. In addition, we have stopped enrollment in a Phase 1/2 study combining flotetuzumab with retifanlimab in patients with relapsed or refractory acute myeloid leukemia being conducted outside of the U.S. We anticipate resuming the study and initiating activity at U.S. sites in the future. Significant delays in the timing of our clinical trials and in regulatory reviews could adversely affect our ability to commercialize the product candidates in our pipeline.
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

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2020.

Results of Operations
Revenue
The following represents a comparison of our revenue for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30, 2020
	2020	2019	Change	%	2020	2019	Change	%

	(dollars in millions)				(dollars in millions)
Revenue from collaborative and other agreements	$15.6	$10.0	$5.6	57%	$28.6	$19.5	$9.1	47%
Revenue from government agreements	4.6	0.6	4.0	663%	5.3	0.8	4.5	592%
Total revenue	$20.2	$10.6	$9.6	91%	$33.9	$20.3	$13.6	67%

The increase in revenue of $9.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to:
•recognition of $12.0 million payment from BII for retention of rights to two DART molecules;
•recognition of approximately $1.4 million of the deferred upfront payment under the I-Mab Agreement. There was no such recognition during the three months ended June 30, 2019 because the agreement was executed in July 2019; and
•an increase of $4.0 million in revenue recognized under the National Institute of Allergy and Infectious Diseases (NIAID) contract due to increased clinical trial activity of MGD014 and development of the second DART molecule.
These increases were partially offset by:
•a decrease of $4.0 million in revenue recognition of the deferred upfront payment under the Zai Lab Agreement during the three months ended June 30, 2020 as the recognition period ended in 2019;
•a decrease of $2.7 million in revenue recognized under the Incyte Clinical Supply Agreement due to decreased development activity; and
•a decrease of $1.0 million in revenue recognition during the three months ended June 30, 2020 of the deferred upfront payment from F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), as the recognition period ended in 2019.
The increase in revenue of $13.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to:
•recognition of $12.0 million payment from BII for retention of rights to two DART molecules;

•recognition of $3.6 million in milestones under the Zai Lab Agreement and approximately $1.3 million related to manufacturing services performed under the Zai Lab Clinical Supply Agreements;
•recognition of approximately $2.4 million of the deferred upfront payment under the I-Mab Agreement. There was no such recognition during the six months ended June 30, 2019 because the agreement was executed in July 2019; and
•an increase of $4.6 million in revenue recognized under the NIAID contract due to increased clinical trial activity of MGD014 and development of the second DART molecule.
These increases were partially offset by:
•a decrease of $8.1 million in revenue recognition of the deferred upfront payment under the Zai Lab Agreement during the six months ended June 30, 2020 as the recognition period ended in 2019;
•a decrease of $2.0 million in revenue recognition during the three months ended June 30, 2020 of the deferred upfront payment from Roche, as the recognition period ended in 2019; and
•a decrease of $0.8 million in revenue recognized under the Incyte Clinical Supply Agreement due to decreased development activity.

Research and Development Expense
The following represents a comparison of our research and development expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30, 2020
	2020	2019	Change	%	2020	2019	Change	%

	(dollars in millions)				(dollars in millions)
Margetuximab	$14.1	$15.2	$(1.1)	(7)%	$26.1	$28.2	$(2.1)	(7)%
MGD013	8.7	5.1	3.6	71%	13.5	9.0	4.5	50%
Flotetuzumab(a)	7.4	3.5	3.9	111%	11.8	7.0	4.8	69%
Enoblituzumab	5.4	4.8	0.6	13%	9.2	7.9	1.3	16%
MGC018	4.6	3.3	1.3	39%	6.7	6.6	0.1	2%
Retifanlimab	3.1	4.8	(1.7)	(35)%	15.2	13.3	1.9	14%
MGD019	2.1	1.2	0.9	75%	3.7	2.3	1.4	61%
MGD009	1.0	2.0	(1.0)	(50)%	1.9	3.8	(1.9)	(50)%
MGD007	0.6	1.7	(1.1)	(65)%	1.4	2.8	(1.4)	(50)%
Other pipeline programs	10.4	9.8	0.6	6%	16.7	17.6	(0.9)	(5)%
Total research and development expense	$57.4	$51.4	$6.0	12%	$106.2	$98.5	$7.7	8%
(a) For the three and six months ended June 30, 2019, expenses are shown net of reimbursements from collaborator.
Our research and development expense for the three months ended June 30, 2020 increased by $6.0 million compared to the three months ended June 30, 2019 primarily due to:
•increased clinical trial and development costs related to our ongoing MGD013 Phase 1 study;
•increased flotetuzumab development costs due to increased clinical trial enrollment and regulatory costs, and the end of cost sharing with Servier; and
•increased clinical trial costs related to our MGC018 Phase 1 study.
These increases were partially offset by:
•decreased clinical trial and Biologics License Application preparation costs for margetuximab;
•decreased development and manufacturing costs related to retifanlimab due to timing of manufacturing activities for Incyte;

•decreased clinical trial costs related to MGD007 and MGD009 as these programs have been discontinued; and
•decreased costs related to preclinical development of product candidates in our pipeline.
Our research and development expense for the six months ended June 30, 2020 increased by $7.7 million compared to the three months ended June 30, 2019 primarily due to:
•increased clinical trial and development costs related to our ongoing MGD013 Phase 1 study;
•increased flotetuzumab development costs due to increased clinical trial enrollment and regulatory costs, and the end of cost sharing with Servier; and
•increased development and manufacturing costs related to retifanlimab due to timing of manufacturing activities for Incyte.
These increases were partially offset by:
•decreased clinical trial and Biologics License Application preparation costs for margetuximab;
•decreased clinical trial costs related to MGD007 and MGD009 as these programs have been discontinued; and
•decreased costs related to preclinical development of product candidates in our pipeline.
General and Administrative Expense
General and administrative expenses decreased by $1.9 million for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 due primarily to decreased spend on consultants and travel-related costs.
Other Income
The decrease in other income for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 is primarily due to decreased investment income and the revaluation at June 30, 2019 of the warrants received under the Provention License Agreement and Asset Purchase Agreement. These warrants were exercised, and the acquired shares subsequently sold, during 2019, therefore there is no such revaluation reflected in other income during the three and six months ended June 30, 2020.
Liquidity and Capital Resources
Our multiple product candidates currently under development will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use.
As a clinical-stage biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings, revenue from our multiple collaboration agreements, and contracts and grants from NIAID. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2020, combined with the $21.3 million received pursuant to our ATM Offering and $12.0 million received from BII subsequent to June 30, 2020, and anticipated and potential collaboration payments, should enable us to fund our operations into 2023, assuming our programs and collaborations advance as currently contemplated.
Similar to the other risk factors pertinent to our business, the COVID-19 outbreak might unfavorably impact our ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact of the outbreak on our business and financial position.

Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(80.7)	$(78.8)
Investing activities	51.6	(80.6)
Financing activities	99.2	119.6
Net change in cash and cash equivalents	$70.1	$(39.8)
Operating Activities
Net cash used in operating activities reflects, among other things, the amounts used to run our clinical trials and preclinical activities. The principal use of cash in operating activities for all periods presented was to fund our net loss, adjusted for non-cash items, with the six months ended June 30, 2019 benefiting from the $22.5 million upfront payment from Zai Lab.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2020 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in investing activities during the six months ended June 30, 2019 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020 is primarily due to the proceeds from our ATM Offering of approximately $96.5 million and proceeds from stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2019 is primarily due to the proceeds from our firm-commitment underwritten public offering of approximately $118.7 million.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission (SEC).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of June 30, 2020, we had cash, cash equivalents and marketable securities of $232.8 million.  Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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

The continued spread of COVID-19 or other global health crises, such as pandemics, has had, and may continue to have, an adverse impact our clinical trials, preclinical studies, and other aspects of our business or that of our third-party partners. For instance, the COVID-19 outbreak has impaired our ability to enroll patients in clinical trials, continue ongoing clinical trials or activate clinical trial sites, due to, for example, heightened exposure to COVID-19 if an outbreak occurs in a specific geography, the shifting of healthcare resources toward the outbreak or the closing of or limiting of access to clinical facilities. Furthermore, patients may be unable or unwilling to enroll in our clinical trials or be unable to comply with clinical trial protocols if COVID-19 related restrictions impede patient movement or interrupt healthcare services. Government-imposed quarantines and other restrictions may also require us to temporarily suspend activity at our clinical sites. COVID-19 may also negatively affect the operations of third-party contract research organizations that we rely upon to carry out our clinical trials, or the operations of other service providers, which could result in delays or disruptions in the supply of our product candidates or other aspects of our business or that of our collaborators. Any negative impact COVID-19 has on patient enrollment or treatment or the timing and execution of our clinical trials could cause delays to our clinical trial activities, which could adversely affect our ability to seek and obtain regulatory approval for and to commercialize any approved product candidates, increase our operating expenses and have a material adverse effect on our business and financial results.

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
Dated: July 30, 2020