Form 10-K
period 2020-12-31
MACROGENICS INC
filed 2021-02-25
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐ No   ☑

The aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.5 billion based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant's common stock outstanding on February 22, 2021 was 56,258,468.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MacroGenics, Inc.'s definitive proxy statement for the 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

MACROGENICS, INC.
ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. Forward-looking statements can often be identified by the use of terminology such as "subject to", "believe", "anticipate", "plan", "expect", "intend", "estimate", "project", "may", "will", "should", "would", "could", "can", the negatives thereof, variations thereon and similar expressions, or by discussions of strategy.
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

PART I
ITEM 1.    BUSINESS
Except as otherwise indicated herein or as the context otherwise requires, references in this annual report on Form 10-K to "MacroGenics," the "company," "we," "us" and "our" refer to MacroGenics, Inc. and its consolidated subsidiaries. “MacroGenics®, the MacroGenics logo, DART®, TRIDENT®, MARGENZATM and the phrases Breakthrough Biologics, Life-Changing Medicines® and Developing Breakthrough Biologics, Life-Changing Medicines® are our trademarks. The other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

Overview
We are a biopharmaceutical company focused on developing and commercializing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. In December 2020, the U.S. Food and Drug Administration (FDA) approved MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. We expect to launch MARGENZA in collaboration with our commercialization partner, Eversana Life Science Services, LLC (EVERSANA), in March 2021. In addition, we have a pipeline of product candidates in human clinical testing, including eight immuno-oncology programs, that have been created primarily using our proprietary, antibody-based technology platforms. We believe our product candidates have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.

We are developing product candidates that target various tumor-associated antigens. These include tumor-associated antigens that have been well characterized, such as HER2, which is expressed on some breast, gastroesophageal and other cancer types. Other product candidates that we are developing, with our collaboration partners in certain cases, target tumor-associated antigens against which there are currently no approved products, such as B7-H3, a molecule in the B7 family of immune regulator proteins widely expressed by several different tumor types, and ADAM9, a cell surface protein over-expressed in several solid tumor types. We are also developing molecules that target programmed cell death protein 1 (PD-1), a protein that is important in the regulation of the immune system’s response to cancer. Monoclonal antibodies that inhibit PD-1 have been approved by the FDA for the treatment of numerous cancers. Our clinical pipeline includes an anti-PD-1 monoclonal antibody that we have out-licensed to a partner, for which a Biologics License Application (BLA) filed with the FDA is subject to a Prescription Drug User Fee Act (PDUFA) target action date of July 25, 2021, and two bispecific DART product candidates that co-engage PD-1 and LAG-3, or PD-1 and CTLA-4. We are also developing a bispecific DART molecule that engages CD3 on immune effector cells to kill CD123-expressing cancer cells in certain hematological malignancies, including acute myeloid leukemia (AML).

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
Our goal is to be a fully-integrated biotechnology company leading in the discovery, development and commercialization of breakthrough antibody-based biologics for the treatment of patients with cancer.

Our Pipeline of Immuno-Oncology Product Candidates

The table below depicts the current status of our immuno-oncology product candidates that are in clinical development and for which we retain all or some commercial rights:

Margetuximab

Margetuximab is an Fc-engineered, monoclonal antibody that targets the HER2 oncoprotein. HER2 is expressed by tumor cells in breast, gastroesophageal and other solid tumors. Similar to trastuzumab, margetuximab inhibits tumor cell proliferation, reduces shedding of the HER2 extracellular domain and mediates antibody-dependent cellular cytotoxicity (ADCC). However, through our Fc Optimization technology, margetuximab has been engineered to enhance the engagement of the immune system. In vitro, the modified Fc region of margetuximab increases binding to the activating Fc receptor FCGR3A (CD16A) and decreases binding to the inhibitory Fc receptor FCGR2B (CD32B). These changes lead to greater in vitro ADCC and natural killer (NK) cell activation. The clinical significance of in vitro data is unknown.

In December 2020, we announced that the FDA approved MARGENZA (margetuximab-cmkb), in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. MARGENZA is the first product approved from our promising pipeline. The approval was based on safety and efficacy results from the pivotal Phase 3 SOPHIA trial, as described below. We expect to launch MARGENZA in March of 2021.

Margetuximab is being evaluated in combination with checkpoint blockade in the Phase 2/3 MAHOGANY trial for the treatment of patients with HER2-positive gastroesophageal cancer, and in combination with tebotelimab (our PD-1 × LAG-3 bispecific DART molecule) in various HER2-positive tumors. We are partnered with Zai Lab for the development and commercialization of margetuximab in Greater China.

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

The FDA approval of MARGENZA was based on safety and efficacy results from the SOPHIA study, a randomized, open-label Phase 3 clinical trial evaluating MARGENZA plus chemotherapy compared to trastuzumab plus chemotherapy in patients with HER2-positive metastatic breast cancer, who have previously been treated with anti-HER2-targeted therapies. All study patients had previously received trastuzumab; all but one patient had previously received pertuzumab, and 91% had previously received ado-trastuzumab emtansine, or T-DM1.

The study enrolled 536 patients who were randomized 1:1 to receive either MARGENZA (n=266) given intravenously at 15 mg/kg every three weeks or trastuzumab (n=270) given intravenously at 6 mg/kg (or 8 mg/kg for loading dose) every three weeks in combination with one of four chemotherapy agents (capecitabine, eribulin, gemcitabine or vinorelbine) given at the standard doses. Intent-to-treat progression-free survival (PFS) analysis occurred after 265 PFS events.

The primary endpoint of the study was PFS, determined by blinded, centrally-reviewed radiological review, followed by a second sequential endpoint of overall survival (OS). Additional key secondary endpoints are PFS by investigator assessment, objective response rate (ORR) and duration of response. Tertiary endpoints include ORR by investigator assessment and safety. PFS and ORR were assessed according to Response Evaluation Criteria in Solid Tumors version 1.1 (RECIST).

The SOPHIA study showed a statistically significant 24% reduction in the risk of disease progression or death with MARGENZA plus chemotherapy compared with trastuzumab plus chemotherapy (hazard ratio [HR]=0.76; 95% CI, 0.59-0.98; P=0.033; median PFS 5.8 vs 4.9 months). The objective response rate for MARGENZA plus chemotherapy was 22% and for trastuzumab plus chemotherapy was 16%. The final OS analysis is expected in the second half of 2021.

Adverse reactions occurring in greater than twenty percent of patients with MARGENZA in combination with chemotherapy were fatigue/asthenia (57%), nausea (33%), diarrhea (25%), and vomiting (21%). The MARGENZA U.S. Prescribing Information has a BOXED WARNING for left ventricular dysfunction and embryo-fetal toxicity. In addition, MARGENZA can cause infusion-related reactions (IRRs). IRRs occurred in 13% of patients treated with MARGENZA, with the majority reported as Grade 2 or less. Grade 3 IRRs occurred in 1.5% of patients.

Gastric Cancer.
Cancer of the stomach, also called gastric cancer (GC), and cancer of the gastroesophageal junction (GEJ), which is where the esophagus joins the stomach, are collectively referred to as gastroesophageal adenocarcinoma, which is the third leading cause of cancer death worldwide according to the World Health Organization in 2020. Both GC and GEJ cancer are often diagnosed at an advanced stage and therefore have very poor prognosis, with a 5-year survival of 5-20%. Chemotherapy is the standard of care for first-line therapy and may be combined with trastuzumab for the approximately 20% of patients whose tumors are HER2-positive.

We are evaluating the combination of margetuximab plus PD-1 checkpoint blockade as a chemotherapy-free regimen in patients with advanced HER2-positive GC or GEJ cancer in two separate clinical studies. We believe that combining checkpoint blockade and margetuximab may create synergistic anti-tumor activity through enhanced tumor-specific T-cell immunity.

In July 2020, results were published in Lancet Oncology from our Phase 2 study of margetuximab plus pembrolizumab as a chemotherapy-free regimen for patients with advanced HER2-positive gastroesophageal adenocarcinoma (GEA) who have previously been treated with chemotherapy and trastuzumab. The Phase 2 study enrolled patients with GC or GEJ cancer whose tumors were IHC3-positive or IHC2-positive/FISH-positive at diagnosis. Enrollment was regardless of PD-L1 expression status, which was subsequently determined from available archived tumor tissue. Safety and activity analyses were based on data from a July 10, 2019, data cutoff.

Tolerability of margetuximab and pembrolizumab was acceptable in patients treated in this study. Grade 3 or higher treatment-related adverse events (TRAEs) were reported in 20% of patients, with anemia (4%) and IRRs (3%) being the most common. No treatment-related deaths were reported.

In this study, patients who had received margetuximab plus pembrolizumab at the recommended Phase 2 dose of 15 mg/kg every three weeks were evaluable for response. In this overall population, the ORR was 18% (17/92 patients), including complete responses and partial responses. The disease control rate (DCR), which includes complete responses, partial responses, and stable disease, was 53% (49/92 patients). Median PFS was 2.7 months (95% CI 1.6–4.3) and median OS was 12.5 months (95% CI 9.1–14.1).

Activity of margetuximab and anti-PD-1 in this study was more pronounced in key biomarker-positive subgroups. The most pronounced benefit was observed in patients whose tumors had high HER2 expression at diagnosis (HER2 IHC3-positive) and were PD-L1-positive. In this double-positive subgroup, the ORR was 44% (11/25 patients) and the DCR was 72% (18/25 patients). Median PFS was 4.8 months (95% CI 1.6–13.9) and median OS was 20.5 months (95% CI 8.1–NR).

Patients with initial HER2-positive GEA may lose HER2 expression after trastuzumab-based therapy. In this second-line study, HER2 amplification was not detectable in circulating tumor DNA (ctDNA) in 42% of patients who were tested, suggesting loss of HER2 following prior trastuzumab and before treatment with margetuximab and pembrolizumab. The presence of HER2 amplification in ctDNA was associated with better response rates in this study. HER2amp-positive/HER2 IHC3-positive/PD-L1-positive ORR was 60% (9/15 patients) and DCR was 80% (12/15 patients).

Consistent with prior studies of margetuximab in other tumor types, correlative analyses of samples from GEA patients treated in the study showed an increase in anti-HER2 specific T-cell immunity, suggesting the potential for engagement of both innate and adaptive immune responses.

Based on these results in second-line patients who were refractory to trastuzumab, in September 2019, we initiated the MAHOGANY study, a Phase 2/3 registration-directed clinical trial to evaluate, in Module A, margetuximab in combination with retifanlimab, an anti-PD-1 monoclonal antibody, in patients with tumors that are both HER2 IHC3-positive and PD-L1 positive. This approach is designed as a chemotherapy-free regimen that engages both innate and adaptive immunity for the treatment of patients with GC or GEJ cancer in the first-line setting. The primary outcome measure for efficacy in Module A is ORR per RECIST. We expect to obtain initial data in the first half of 2021 to enable a decision whether to enroll additional patients into the study to support a potential accelerated approval of the U.S. in the future.

We also plan to evaluate margetuximab with chemotherapy and retifanlimab or tebotelimab, a PD-1 × LAG-3 bispecific DART molecule, compared to standard of care therapy of trastuzumab with chemotherapy in Module B of the MAHOGANY study. In this portion of the randomized, controlled study, patients are planned to be enrolled irrespective of PD-L1 expression. The primary outcome measure for efficacy in Module B is planned to be OS.

In November 2018, we licensed the right to develop and commercialize margetuximab in mainland China, Hong Kong, Macau and Taiwan to Zai Lab Limited (Zai Lab). Zai Lab will lead clinical development in its territory by leveraging its regulatory and clinical development expertise and broad regional network of investigators. We are prioritizing enrollment of MAHOGANY Module A in the U.S. Zai Lab initiated Module B in Greater China in 2020. In February 2020, Zai Lab announced that it had dosed a first patient in a registrational bridging study of margetuximab, in combination with chemotherapy, for the treatment of patients with metastatic HER2-positive breast cancer.

The FDA has granted Orphan Drug Designation to margetuximab for the treatment of gastric and gastroesophageal junction cancer.

Flotetuzumab

Flotetuzumab is an investigational bispecific, humanized DART molecule that recognizes both CD123 and CD3. CD123, the interleukin-3 receptor alpha chain, has been reported to be over-expressed on cancer cells in a wide range of hematological malignancies, including AML and myelodysplastic syndrome (MDS). CD3 is expressed on immune effector cells, such as T cells. Flotetuzumab is designed to engage and redirect T cells to kill CD123-expressing malignant cells. The molecule is being evaluated in a clinical study of up to 200 AML patients who are refractory to induction therapy or relapse within six months of a complete remission (CR). This study is intended to support registration in the U.S. The FDA has granted Orphan Drug Designation to flotetuzumab for the treatment of AML.

Acute Myeloid Leukemia

AML is a hematopoietic malignancy characterized by uncontrolled clonal proliferation of neoplastic myeloid precursors and differentiation arrest that prevent normal bone marrow hematopoiesis. AML is thought to arise in and be perpetuated by a small population of leukemic stem cells (LSCs) that generally resist conventional chemotherapeutic agents. LSCs are characterized by high levels of CD123 expression that is low or absent in the corresponding hematopoietic progenitors and stem cell populations in normal human bone marrow. Flotetuzumab was designed to redirect T lymphocytes, specialized white blood cells of the human immune system, to kill CD123-expressing cells. To achieve this, the DART molecule combines an arm that recognizes CD123 on the target cells with a portion of an antibody recognizing CD3, an activating protein expressed by T cells.

Approximately 20,000 new cases of AML were diagnosed in the U.S. in 2020, with a median age of 68 years at diagnosis, according to the Surveillance, Epidemiology, and End Results Program of the National Institutes of Health (NIH). Hematopoietic stem cell transplantation represents the only treatment modality with reliable curative potential. Approximately 40-50% of newly diagnosed patients fail to achieve a CR with intensive induction therapy (primary induction failure, or PIF) or experience disease recurrence after an initial remission of short duration of less than six months (early relapsed, or ER6). Only a very small number of these patients are expected to respond to salvage therapy. While some patients may be eligible to receive new targeted agents that have been approved for the treatment of first-line or relapsed/refractory AML in recent years, approximately 50% of patients have no known targetable mutations.

In December 2020, we presented data from our ongoing open-label Phase 1/2 dose expansion study of flotetuzumab in 44 relapsed/refractory patients having either primary induction failure or early relapsed AML. Of these patients, 72.7% (32 of 44) had adverse risk cytogenetics by ELN Risk Stratification (2017). Patients were treated with flotetuzumab at the recommended Phase 2 dose of 500 ng/kg/day by continuous infusion, following step-up, daily dose escalation during the first week. Data were reported as of the cut-off date of November 10, 2020. The study is ongoing, with a total of up to 200 patients planned for enrollment for registrational purposes.

The median time to achieve a response to flotetuzumab in the study was one cycle (range of 1-3 cycles). Responses, including CR, CRh (CR with partial hematological recovery) and CRi (CR with incomplete hematological improvement) per a modified International Working Group (IWG) Response Criteria for AML, are summarized in the table below.

	PIF/ER6 (n=44)	PIF (n=27)	ER6 (n=17)
CR/CRh	25.0% (11)	33.3% (9)	11.8% (2)
CR/CRh/CRi	31.8% (14)	37.0% (10)	23.5% (4)
HSCT	57.1% (8/14)	70.0% (7/10)	25.0% (1/4)
Median Duration of Response	8.13 months (n=14)	15.2 months (n=10)	2.4 months (n=4)

Eight of 14 responders (57%) received allogeneic hematopoietic stem cell transplantation (HSCT) as consolidation therapy and remained in remission after 6 to 21 months (median not reached). Overall, among the PIF/ER6 patients who achieved remission (CR, CRh or CRi), the median duration of response was 8.13 months, with a median overall survival of 10.7 months. Within the PIF/ER6 population, five of ten patients with TP53-mutated AML, a mutation associated with very poor prognosis, achieved CR/CRh/CRi responses, three of whom went on to receive HSCT.

The most common TRAE was infusion-related reaction/cytokine release syndrome (IRR/CRS). While all patients experienced some levels of IRR/CRS, most events were of short duration and mild to moderate (Grade 1 or 2) in severity, with only a single Grade 3 event reported.

Retifanlimab
Retifanlimab is an investigational monoclonal antibody targeting PD-1. Marketed antibodies targeting this checkpoint molecule have shown clinical efficacy in the treatment of various tumors by releasing the "brakes" of the immune system and help to restore the immune system's ability to detect and kill tumor cells. In 2017, we licensed retifanlimab to Incyte Corporation (Incyte) under a global collaboration and license agreement, although we retain the right to develop the molecule in combination with product candidates from our pipeline. In January 2021, Incyte announced that the FDA had accepted for Priority Review its BLA for retifanlimab as a potential treatment for adult patients with locally advanced or metastatic squamous cell carcinoma of the anal canal (SCAC) who have progressed on, or who are intolerant of, platinum-based chemotherapy. The PDUFA target action date for retifanlimab is July 25, 2021. In addition, Incyte has stated it is pursuing development of retifanlimab as monotherapy in potentially registration-enabling studies in patients with MSI-high endometrial cancer and Merkel cell carcinoma.

In 2020, Incyte initiated two Phase 3 studies of retifanlimab in combination with chemotherapy in patients with advanced or metastatic non-small cell lung cancer (NSCLC) and in patients with metastatic SCAC, known as POD1UM-304 and POD1UM-303, respectively. Incyte is also pursuing development of retifanlimab in combination with multiple product candidates from its pipeline.

We are currently evaluating retifanlimab in combination with margetuximab in a potentially registration-enabling study of patients with HER2-positive GC and GEJ. We plan to initiate a study of retifanlimab in combination with enoblituzumab, an investigational Fc-engineered, anti-B7-H3 mAb, in patients with squamous cell carcinoma of the head and neck (SCCHN).

Enoblituzumab

Enoblituzumab is an investigational monoclonal antibody that targets B7-H3 that has been engineered using our Fc Optimization platform. B7-H3 (CD276) belongs to the B7 family of immune regulator proteins that is widely expressed by different tumor types and may play a key role in regulating the immune response to various cancers. There are no currently approved therapeutic agents directed against B7-H3.
We conducted a Phase 1b/2 clinical study of enoblituzumab and pembrolizumab, an anti-PD-1 monoclonal antibody, to evaluate this combination in patients with B7-H3-expressing melanoma, SCCHN, NSCLC and urothelial cancer. The combination of enoblituzumab and immune checkpoint blockade is designed to engage innate and adaptive immunity to enhance tumor cell killing. A total of 133 patients were treated in the study; the data cut-off date was October 12, 2018.
As presented in November 2018, in the SCCHN dose expansion cohort, confirmed partial responses were observed in 6 of 18 (33%) of patients evaluable for response who had not previously received anti-PD-1 or anti-PD-L1 therapy. For the subset of patients with B7-H3 tumor expression ≥ 10%, 6 of 15 (40%) had confirmed partial responses. ORRs ranging from 13% to 16% have previously been reported in SCCHN patients treated with anti-PD-1 agents alone. The combination of enoblituzumab and an anti-PD-1 monoclonal antibody demonstrated acceptable tolerability, with any adverse event ≥ Grade 3 occurring in 27.1% of patients as of the October 12, 2018 data cut-off date. The rate of immune-related adverse events experienced in the trial was comparable to that historically observed by others in patients who received pembrolizumab as monotherapy.

To further inform the development of enoblituzumab, we expect to initiate a Phase 2 study of this agent in patients with relapsed or metastatic SCCHN not curable by local therapy in the first quarter of 2021. This trial will include enoblituzumab in a chemotherapy-free regimen in combination with either retifanlimab in patients who are PD-L1 positive or with tebotelimab in patients who are PD-L1 negative.

In July 2019, we licensed the right to develop and commercialize enoblituzumab in mainland China, Hong Kong, Macau and Taiwan to I-Mab Biopharma (I-Mab). I-Mab plans to both lead regional studies in its territories as well as participate in global studies conducted by us.

Tebotelimab
Tebotelimab is an investigational, first-in-class bispecific, tetravalent DART molecule targeting PD-1 and LAG-3, or lymphocyte-activation gene 3. We have engineered tebotelimab to concomitantly or independently bind to PD-1 and LAG-3 and disrupt these non-redundant inhibitory pathways to further restore exhausted T-cell function. Tebotelimab is being evaluated in a Phase 1 dose expansion study as both monotherapy in several tumor types as well as in combination with margetuximab in HER2-positive neoplasms.
In May 2020, initial data was presented from a Phase 1 study in which 53 patients with advanced tumors were treated with tebotelimab given intravenously in cohorts of escalating flat doses of 1-1200 mg every two weeks. A maximum tolerated dose was not identified. A flat dose of 600 mg every two weeks was selected for tumor-specific expansion cohorts. At the April 25, 2020 data cut-off, 205 patients with advanced solid and hematologic neoplasms had been treated with tebotelimab monotherapy in the ongoing dose-expansion part of the study, of which 152 were evaluable for response. Anti-tumor activity was assessed by RECIST.
Anti-tumor activity of tebotelimab as monotherapy was observed in evaluable patients across several of the tumor types in the selected dose expansion cohorts. ORRs, including both confirmed and unconfirmed responses, and DCR, comprising both confirmed objective responses and stable disease, were observed as follows: triple negative breast cancer (17% ORR, 4 of 23 patients; 39% DCR, 9 of 23 patients), epithelial ovarian cancer (9% ORR, 2 of 23 patients; 52% DCR, 12 of 23 patients) and NSCLC (checkpoint inhibitor naïve: 21% ORR, 3 of 14 patients; 64% DCR, 9 of 14 patients; and post anti-PD-1: 13% ORR, 2 of 15 patients; 53% DCR, 8 of 15 patients). Response to tebotelimab monotherapy was associated with LAG-3 expression and an IFN-γ gene signature at baseline. The overall safety profile of tebotelimab in the Phase 1 study, including the incidence of immune-mediated adverse events, appeared generally consistent with anti-PD-1 antibody monotherapy with respect to event type and frequency.
Immune effector cell activation and LAG-3, PD-1 and PD-L1 expression has been shown to be enhanced in vitro by Fc-engineered margetuximab. An expansion cohort of patients with advanced HER2-positive tumors is being treated with margetuximab plus tebotelimab to evaluate whether Fc-engineering can enhance tumor responsiveness to checkpoint blockade and improve clinical outcomes in patients. In November 2020, updated data was presented from the ongoing combination study of tebotelimab and margetuximab in patients with advanced HER2-positive neoplasms. In this study, 41 patients had been enrolled. As of the October 5, 2020 data cut-off, there were 28 response-evaluable patients. Evidence of antitumor activity was observed among refractory patients with various HER2-positive tumor types, including eight objective responses (six confirmed) observed in multiple advanced HER2-positive tumor types. The ORR (including unconfirmed responses) was 28.6%, while 64.3% of response-evaluable patients experienced a decrease in target lesion tumor burden. The duration of response for confirmed responders was 4.21–8.97 months, with three patients remaining on treatment as of the data cut-off. Of particular interest, a majority of responding patients had a baseline PD-L1 combined positive score (CPS) ≤ 1. All responding patients carried the less favorable CD16A-158F allotype (i.e., V/F or F/F). Evaluation of baseline LAG-3 and PD-1 mRNA expression and potential association with clinical response analyses are ongoing, and will be important for defining patient enrichment biomarker strategies for further development. The combination of tebotelimab and margetuximab was generally well tolerated, with a safety profile consistent with that of tebotelimab monotherapy. Enrollment in HER2-positive tumor-specific cohorts is ongoing.

In December 2020, data was presented from the ongoing tebotelimab Phase 1 dose expansion study in patients with relapsed/refractory diffuse large B-cell lymphoma (DLBCL). LAG-3 has been shown to be highly expressed in DLBCL and has emerged as a therapeutic target of interest in this population, while PD-1-targeted therapy has yielded modest efficacy. There remains significant unmet need for patients with relapsed/refractory (R/R) DLBCL. In this study, 20 DLBCL patients were enrolled, half of whom were chimeric antigen receptor (CAR) T cell therapy experienced. As of the October 23, 2020 data cut-off, there were 13 response-evaluable patients. A preliminary ORR of 53.8% (7 of 13 patients) was observed, including responses in five of seven CAR T cell-naïve patients and in two of six CAR T cell experienced patients, the latter of whom both had complete responses. A preliminary duration of response of up to 168 days was observed, with six of seven ongoing responses as of the cut-off date. In the study, baseline LAG-3 expression appeared to associate with clinical response, with additional analyses ongoing. Tebotelimab was generally well-tolerated among heavily pre-treated R/R DLBCL patients, with manageable infusion-related reactions and no evidence of tumor lysis syndrome. The most common TRAE was pyrexia, which occurred in three (15%) patients. A single Grade 3 TRAE of anemia was observed.
We expect to provide clinical updates on tebotelimab in 2021, including future development plans.

Under our November 2018 license and collaboration agreement with Zai Lab, we also licensed to them the right to develop and commercialize tebotelimab in mainland China, Hong Kong, Macau and Taiwan. In February 2020, Zai Lab dosed the first patient with niraparib, a PARP (poly [ADP-ribose] polymerase) inhibitor, in the Phase 1b proof-of-concept, China-only study, in combination with tebotelimab. In April 2020, Zai Lab initiated a study of tebotelimab in combination with brivanib in a Phase 1 proof-of-concept China-only dose escalation and expansion trial in patients with advanced hepatocellular carcinoma (HCC). The dose escalation phase to determine the recommended Phase 2 dose of tebotelimab as monotherapy and in combination with brivanib was completed, with related data presented in late 2020. In November 2020, Zai Lab enrolled the first patient in a Phase 1 proof-of-concept clinical trial in China of tebotelimab as second-line therapy for melanoma patients after treatment with checkpoint inhibitors.

MGC018

MGC018 is an investigational ADC with a cleavable peptide linker designed to deliver a DNA-alkylating duocarmycin payload to dividing and non-dividing cells on solid tumors that express B7-H3. The underlying ADC technology was licensed from Byondis B.V. (formerly Synthon Biopharmaceuticals). We are conducting a Phase 1 dose expansion study of MGC018.

In May 2020, data from the dose escalation study of MGC018 was presented. At the May 6, 2020 data cut-off, 23 evaluable patients with advanced solid tumors had been enrolled in four dose escalation cohorts of 0.5 mg/kg to 3 mg/kg given intravenously every three weeks. Treatment is ongoing in an expanded fifth cohort of patients at 4 mg/kg every three weeks.

Preliminary evidence of anti-tumor activity by MGC018 has been observed, particularly in patients with advanced metastatic castration-resistant prostate cancer (mCRPC). Reductions in PSA levels of ≥ 50% were observed in five of seven mCRPC patients treated, including one with substantial regression of bone disease. Six mCRPC patients had bone only disease, and one patient with measurable peripheral disease had a 29% reduction in target lesions that did not qualify as a response per RECIST. Four PSA responders remained on therapy as of the data cut-off. Patients with mCRPC had received a median of four therapies prior to MGC018, including taxane chemotherapy (six patients) and next-generation hormonal agents (six patients were treated with both abiraterone and enzalutamide, and one with abiraterone only).

The safety profile of MGC018, which includes hematologic and skin toxicities, has been generally manageable to date. At least one TRAE occurred in 22 of 23 patients (96%), including Grade ≥ 3 reported in 14 of 23 patients (61%). Three treatment-related serious adverse events occurred in one patient each: pneumonitis in a patient with concurrent bacterial pneumonia; non-infectious gastroenteritis; and stasis dermatitis in a patient with chronic venous insufficiency. One dose-limiting toxicity of Grade 4 neutropenia that resolved to baseline was reported. No febrile neutropenia was observed.

We commenced the Phase 1 dose expansion study of MGC018 in patients with mCRPC, triple negative breast cancer (TNBC) and NSCLC in the fourth quarter of 2020 and expects to provide an update on this study in mid-2021.

MGD019
Approved monoclonal antibodies that target the immune checkpoints PD-1 and CTLA-4, or cytotoxic T-lymphocyte-associated protein 4, have shown enhanced clinical antitumor activity when given in combination in various cancers, including renal cell carcinoma and NSCLC with high tumor mutational burden. MGD019 is an investigational, bispecific tetravalent DART molecule designed to enable simultaneous and/or independent blockade of PD-1 and CTLA-4, with potentially enhanced CTLA-4 blockade on T cells co-expressing these immune checkpoint molecules.

In September 2020, data from the Phase 1 dose escalation study of MGD019 were reported. Forty-three patients were enrolled in the study within a dose range of 0.03 – 10.0 mg/kg, administered every three weeks initially, in a population of heavily pre-treated patients representing a broad range of different types (23) of solid tumors. A total of 28 patients were treated at doses ≥ 3.0 mg/kg administered every three weeks initially. Of the 18 evaluable patients who received doses ≥ 3.0 mg/kg as of the July 21, 2020 cut-off date, four objective responses were reported, including a confirmed complete response in mCRPC, confirmed partial responses in microsatellite stable colorectal cancer (MSS CRC) and metastatic type AB thymoma, and an unconfirmed partial response in serous fallopian tube carcinoma. MGD019 was well-tolerated in patients who received less than 10 mg/kg. The most common TRAEs observed were pruritus (23.3%), arthralgia (18.6%), fatigue (18.6%), rash (18.6%), nausea (16.3%) and infusion-related reaction (16.3%). Several Grade 3 adverse events were observed at the 10.0 mg/kg level; however, none were considered dose limiting.

In this study, full and sustained peripheral PD-1 blockade was evident at doses ≥ 1.0 mg/kg over a 3-week dosing interval. In addition, dose-dependent upregulation of the inducible costimulator (ICOS) molecule was evident in treated patients, including those who responded to MGD019 therapy. This is consistent with an observation previously reported in the literature that anti-CTLA-4 therapy increases the frequency of CD4 T cells expressing the ICOS molecule.

We are currently evaluating MGD019 in a Phase 1 dose expansion study initially in patients with MSS CRC and checkpoint-naive NSCLC at the recommended Phase 2 dose of 6.0 mg/kg and expect to provide an update on this study in mid-2021.

IMGC936

IMGC936 is an ADC that targets ADAM9, a cell surface protein over-expressed in several solid tumor types. IMGC936 is being advanced under a co-development agreement with ImmunoGen, Inc. (ImmunoGen). Under the 50/50 collaboration, ImmunoGen is leading clinical development and the Phase 1 dose escalation study is currently enrolling patients with select advanced solid tumors.

Other Clinical Product Candidates (Non-Immuno-Oncology)
In addition to our immuno-oncology programs described above, through collaborations and government contracts, we retain economic rights to other clinical product candidates as described below.

MGD014
We are developing MGD014 under a contract awarded to us in September 2015 by the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (contract number HHSN272201500032C). This DART molecule was designed to target the envelope protein of human immunodeficiency virus (HIV) infected cells (Env) and T cells, via their CD3 components, to redirect the immune system's T cells to kill HIV-infected cells. MGD014 could be used independently or become a key part of a "shock-and-kill" strategy in conjunction with HIV latency-reversing agents currently under development. MGD014 is our first clinical DART molecule designed to target virus-infected cells. A Phase 1 dose escalation study of MGD014 is ongoing.
Teplizumab
In 2018, we entered into an asset purchase agreement with Provention Bio, Inc. (Provention) pursuant to which they acquired our interest in teplizumab, a monoclonal antibody we had been developing for the treatment of type 1 diabetes. Teplizumab has been granted Breakthrough Therapy Designation by the FDA and PRIority MEdicines (PRIME) designation by the European Medicines Agency. In January 2021, Provention announced that a BLA for teplizumab for the delay or prevention of clinical type 1 diabetes (T1D) in at-risk individuals had been filed by the FDA, which granted Provention's request for Priority Review and assigned a PDUFA target action date of July 2, 2021. Provention has disclosed that the FDA indicated that it is planning to hold an advisory committee meeting, tentatively scheduled for May 27, 2021. Provention is currently also evaluating teplizumab in patients with newly diagnosed insulin-dependent T1D in the Phase 3 PROTECT study.

PRV-3279

In 2018, we also entered into a license agreement with Provention pursuant to which we granted them exclusive global rights for the purpose of developing and commercializing PRV-3279 (previously known as MGD010), a CD32B × CD79B DART molecule being developed for the treatment of autoimmune indications. Provention is initially developing PRV-3279 for the interception of systemic lupus erythematosus (SLE), a chronic autoimmune disorder characterized by an abnormal overactivation of B cells and subsequent pathologic production of auto-antibodies. Provention has disclosed that it believes PRV-3279 also has the potential to prevent or reduce the immunogenicity of biotherapeutics, including but not limited to gene therapy vectors and transgenes.

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

•Redirected T cell activation and killing. In this version of the DART molecule, we are engaging the cancer-fighting properties of the immune effector cells, such as T lymphocytes to: (1) recognize and bind to proteins expressed on a cancer cell, or tumor associated antigens (e.g., CD123), (2) enable the recruitment of all types of cytotoxic, or cell killing, T cells, irrespective of their ability to recognize cancer cells (e.g., CD3, a common component of the T cell antigen receptor) and (3) trigger T cell activation, expansion, and cell killing mechanisms to destroy a cancer cell. The outcome is that any of the body's T cells, in theory, could be recruited to destroy a cancer cell and thus, are not limited to the small numbers of specific T cells that might have been generated in response to cancer to kill tumor cells. Furthermore, given the design of a DART molecule, since any T cell could be recruited for this killing process, relatively small amounts of a DART molecule may be required to trigger this potent immune response. Additionally, the compact structure of the DART protein makes it well suited for maintaining cell-to-cell contact, which we believe contributes to the high level of target cell killing. Our DART molecules that redirect T cells against cancer or other targets, including flotetuzumab, are manufactured using a conventional antibody platform without the complexity of having to genetically modify T cells from individual patients, as would be required by approaches such as CAR T cells. We have continued to evolve our bispecific platform with the introduction of a next-generation CD3-engaging DART technology designed to recruit, engage and activate T cells to kill tumor target cells with reduced release of pro-inflammatory cytokines. This next-generation CD3 DART platform is aimed at addressing cytokine-release syndrome, the most frequent and often dose-limiting adverse event associated with CD3-engaging molecules. We believe the next-generation CD3 DART platform could expand the therapeutic window of CD3-engaing DART molecules and further increase their potential application in oncology.

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
We are currently developing specific product candidates using this technology, including flotetuzumab, tebotelimab, MGD019 and MGD014 in clinical trials, as well as others in preclinical development.
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
To date, we have successfully incorporated our Fc variants in two of our antibody-based molecules, margetuximab and enoblituzumab. In vitro, the modified Fc region of margetuximab increases binding to the activating Fc receptor FCGR3A (CD16A) and decreases binding to the inhibitor Fc receptor FCGR2B (CD32B). These changes lead to greater in vitro ADCC and NK cell activation. The clinical significance of in vitro data is unknown.
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
Pipeline Patent Protection
As of December 31, 2020, we held 82 patents in the United States with 50 patent applications pending and 534 patents in other countries of the world with 563 patent applications pending. In addition to patents and patent applications generally providing protection for various aspects of our Fc Optimization, DART, and TRIDENT platforms, we have patent and patent applications for the composition of matter of each of our clinical pipeline product candidates and, in some cases, we also have other patents and patent application related to various aspects of the technology underlying these product candidates or their methods of use.
Patent terms may be adjusted or extended, as described in greater detail below, in certain circumstances. However, assuming no adjustments or extensions, the primary composition of matter patent for each of our clinical pipeline product candidates is expected to expire in the following timeframes:

Product Candidate	Expiration Date
margetuximab	2029
enoblituzumab	2031
flotetuzumab	2034
retifanlimab	2036
tebotelimab	2036*
MGD019	2036*
MGC018	2037*
* pending
Patent Term Extension and Reference Product Exclusivity
The Hatch-Waxman Act permits a patent term extension for FDA-approved drugs, including biological products, of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical product candidates receive FDA approval, we have applied or expect to apply for patent term extensions on patents covering those products. We intend to seek, and are seeking, patent term extensions to our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
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
Manufacturing
We currently manufacture drug substance for most of our clinical trials at our manufacturing facilities located in Rockville, Maryland. We also rely on contract manufacturers, primarily Byondis, for production of our ADC candidates. We have supplemented our drug substance manufacturing capacity through an arrangement with AGC Biologics, Inc. (AGC, formerly CMC Biologics, Inc.), a contract manufacturing organization, and are commercially producing margetuximab at AGC. We also intend to commercially produce material for our and our partner’s product candidates, when and if approved by the FDA. In addition, we currently rely on and will continue to rely on contract fill-finish service providers, primarily Ajinomoto Bio-Pharma Services and Baxter Healthcare Corporation, to fulfill our fill-finish needs for our current and future product candidates.
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
Commercialization
MARGENZA is currently our only approved product in the U.S. In November 2020, we partnered with EVERSANA, a pioneer of next-generation commercial services to the global life sciences industry, to commercialize margetuximab in the U.S. by leveraging their integrated commercial services. Under the terms of the agreement, we maintain ownership of margetuximab, including all manufacturing, regulatory and development responsibilities for the product. EVERSANA received a co-exclusive right to conduct approved commercialization activities. EVERSANA will utilize its internal capabilities to support sales and marketing, market access, channel management services, data and analytics, medical affairs, and other patient access related services; we will book MARGENZA sales. We and EVERSANA equally share in funding EVERSANA’s commercialization expenses. In exchange for co-funding these expenses, EVERSANA will earn future revenue share payments which shall be capped at 125% of EVERSANA’s cumulative service fees. The term of the agreement is five years following the date of FDA approval, subject to predefined termination provisions.

We cannot market or promote a new product in a country until a marketing application has been approved by the appropriate regulatory authority for that jurisdiction. Subject to receiving marketing authorization in a jurisdiction, we believe we will be able to commercialize in that market through arrangements with third-party commercial partners. Other than through our arrangement with EVERSANA for MARGENZA, we have not established a sales, marketing or distribution capabilities. If we are unable to enter into third-party commercial arrangements for other product candidates with respect to the United States, we believe that we could potentially put in place an appropriately sized organization to commercialize our approved product or products. Outside the United States, our strategy is to enter into arrangements with third-party commercial partners for any of our product candidates that obtain marketing approval.

Competition
There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, as well as biologic therapeutics that work by using next-generation antibody technology platforms to address specific cancer targets. In particular, MARGENZA is directed against HER2 and several companies have cancer therapeutics directed against HER2 that are either currently approved and on the market or in development, such as F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), particularly through its affiliate, Genentech, Inc., as well as Puma Biotechnology, Inc., Daiichi Sankyo

Company, Limited and AstraZeneca plc. (AstraZeneca), Seagen Inc., Zymeworks, Inc., and Byondis, many of which have significantly greater resources than we do. Market competition may limit the utilization of MARGENZA as a therapeutic, even if market approval and adequate reimbursement is obtained, and competition among development-stage programs for patients enrolling in clinical trials for HER2-directed therapies may delay expected timelines for our clinical trials.
In addition, the immuno-oncology field is competitive, with treatments currently approved and on the market or in development for various tumor types and patient populations from a variety of different companies such as Merck & Co., Inc. (Merck), The Bristol-Myers Squibb Company (BMS), and Roche, all of which have significantly greater resources than we do. Many of our pipeline programs, if successful, will likely face significant competition both by therapeutics that are already being marketed as well as those that will be approved for marketing before our programs. In particular, we are developing PD-1-directed product candidates, including a monoclonal antibody that we have outlicensed and two DART molecules. Merck, BMS, Roche, AstraZeneca, Pfizer Inc., Merck KGaA, and Regeneron Pharmaceuticals, Inc. all have approved products that target either the PD-1 receptor or its ligand, PD-L1, and there are several other companies that have anti-PD-1 or anti-PD-L1 antibodies in clinical development, all of which would compete with our PD-1-directed programs. In addition, these and other companies are developing product candidates directed against other immuno-oncology targets that we are pursuing through our bispecific approaches.
Finally, several companies are also developing therapeutics that work by targeting multiple specificities using a single recombinant molecule. Amgen Inc. has obtained marketing approval for one product that works by targeting antigens both on immune effector cell populations and those expressed on certain cancer cells, and has other product candidates in development that use this mechanism. In addition, other companies are developing new treatments for cancer that utilize multi-specific approaches, including Abbvie Inc., Affimed Therapeutics AG Corporation, Eli Lilly and Company, Genmab A/S, Merus B.V., Regeneron, Roche, AstraZeneca, Xencor, Inc. and Zymeworks, Inc.
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
The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the FDA's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins a substantive review, and the review period under the PDUFA begins. The standard for reviewing a BLA is whether the product is safe, pure and potent, which has been interpreted to include that the product is safe and effective and has a favorable benefit-risk profile. FDA's current performance goals call for FDA to complete review of 90 percent of standard (non-priority) BLAs within 10 months of filing and within six months for priority BLAs, which is 12 months and eight months, respectively, if the 60-day review of the initial application is included in the timeline. In addition, the FDA has developed approaches intended to make certain qualifying products available to patients rapidly - Priority Review, Breakthrough Therapy, Accelerated Approval, and Fast Track. While the timelines for approval under these pathways may be shorter, there are requirements and conditions associated with each pathway, and there can be no assurance that any of our investigational products will be able to meet the conditions or requirements necessary to receive any such designation or be able to receive the review or approval benefits associated with such designations.
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
Before approving a BLA, the FDA will typically inspect one or more clinical sites and possibly the sponsor itself to assure compliance with GCP. Additionally, the FDA will typically inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current Good Manufacturing Practices (cGMPs) is satisfactory. FDA also reviews the proposed labeling submitted with the BLA and typically requires changes in the labeling text.
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
FDA regulates the content and format of prescription drug labeling, advertising, and promotion, including direct-to-consumer advertising and promotional Internet communications. FDA also establishes parameters for permissible non-

promotional communications between industry and the medical community, including industry-supported scientific and educational activities. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion for uses not consistent with the approved labeling, and a company that is found to have improperly promoted off-label uses or otherwise not to have met applicable promotion rules may be subject to significant liability under both the FDCA and other statutes, including the False Claims Act. See "Other Healthcare Laws and Compliance Requirements" below for more information.
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
Noncompliance with post-marketing requirements can result in one or more of the following consequences:
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

As in the United States, we or our collaborators may apply for designation of a product as an orphan drug for the treatment of a specific indication in the EU before the MAA is made. Orphan drugs in Europe enjoy certain benefits, including up to 10 years of exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product. The PRIME initiative was established by the EMA to help promote and foster the development of new medicines in the EU that demonstrate potential for a major therapeutic advantage in areas of unmet medical need. Benefits from the PRIME designation include early confirmation of potential for accelerated assessment, early dialogue and increased interaction with relevant regulatory committees to discuss development options, scientific advice at key development milestones, and proactive regulatory support from the EMA.

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
Employees
As of December 31, 2020, we had 370 full-time employees, 314 of whom were primarily engaged in research, development and manufacturing activities, and 73 of whom had an M.D. and/or Ph.D. Our employees are critically important to the achievement of our company’s mission and goals. We periodically conduct employee engagement surveys to understand our employees’ perspectives and endeavor to address, improve, or build on how we work together in response to these perspectives. We face significant competition for experienced and talented individuals in our area due to the growth of local companies. We monitor our compensation, benefits, and exit interview data and make changes as needed to enable the ongoing recruitment and selection of talented new employees, as well as to retain existing talent. We strive to offer our employees an intellectually challenging and diverse work environment, opportunities to expand their knowledge and skills and receive feedback on performance, and for career advancement. Our Living Values, which focus on patients, honest and transparent communications, innovation, ethics, collaboration, our sense of urgency and getting results, set the tone for how we work together.
We empowered a cross-functional team in the early days of the ongoing pandemic to recommend safety protocols, ensure timely communications, and make decisions related to the effect of COVID-19 on our employees and work environment. We believe management’s relationships with our employees is very positive and they are not subject to a collective bargaining agreement or represented by a trade or labor union.
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

ITEM 1A.    RISK FACTORS
The discussion below addresses material factors, of which we are currently aware, that could have a material and adverse effect on our business, results of operations and financial condition. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties should not be considered a complete discussion of all the risks and uncertainties we may face and although the risks are organized by headings and each risk is discussed separately, many are interrelated.

Summary of Risk Factors Affecting Our Business

Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in the “Risk Factors” section of this Annual Report on Form 10-K, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock, as well as our other SEC filings.

•We depend substantially on the success of the clinical development of our products and product candidates. If we are unable to successfully complete clinical development, obtain additional regulatory approvals and commercialize our products and product candidates, or experience significant delays in doing so, our business will be materially harmed.

•MARGENZA, or any other product candidate that we may develop, may fail to achieve market acceptance by physicians, patients, third-party payors and others in the medical community necessary, diminishing any potential commercial success.

•We have limited experience in launching and marketing biopharmaceutical products. If we are unable to further develop marketing and sales or other commercialization capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate substantial product sales revenue.

•We face significant competition and if our competitors develop and market products that are more effective, have a more favorable safety profile, or are less expensive than MARGENZA and our product candidates, our commercial opportunities may be negatively impacted.

•Clinical drug development involves a lengthy and expensive process, with a highly uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our products and product candidates.

•If clinical trials for our product candidates are prolonged, delayed or stopped, for any reason, we may be unable to obtain regulatory approval and commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any product revenue.

•The results of previous clinical trials may not be predictive of future results, and interim or top line data may be subject to change or qualification based the complete analysis of data. In addition, the results of our current or planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities for product approval.

•We use or may use novel technologies in the development of our product candidates and the FDA and other regulatory authorities have not approved or may not approve products that utilize these technologies.

•We may not be successful in our efforts to use and expand our technology platforms to build a pipeline of product candidates. We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•We and/or our collaboration partners may never obtain approval of, or commercialize, our products outside of the United States, which would limit our ability to realize the products full market potential.

•Our product candidates may have undesirable side effects which may delay or prevent further clinical development or marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

•The manufacture of MARGENZA and our product candidates, for ourselves and our collaborators, is complex, and we may encounter difficulties in production.

•We have limited experience in large-scale or commercial manufacturing, and there can be no assurance that we will be able to effectively manufacture clinical or commercial quantities of our products.

•Our manufacturing facilities are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals.

•Reimbursement decisions by third-party payors, including government payors, may have an adverse effect on pricing and market acceptance.

•Actual or anticipated changes to the laws and regulations governing the health care system may have a negative impact on cost and access to health insurance coverage and reimbursement of healthcare items and services.

•If any product liability lawsuits are successfully brought against us or any of our collaborators, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

•The current or future impact of the COVID-19 (or any variant thereof) pandemic may have significant negative impact on our clinical trials, preclinical studies, commercialization of MARGENZA, development, manufacturing and commercialization of our product candidates and other aspects of our business, staff, and operations. The extent to which the COVID-19 pandemic, both now and in the future, adversely affects our financial condition, results of operations, and liquidity, will depend on future developments, including but not limited to the measures taken by public and private entities in response to the pandemic, which remain highly uncertain and cannot be predicted.

•We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

•We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.

•Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish substantial rights.

•Our inability, or the inability of third-party contractors, to successfully develop or commercialize companion diagnostics, assays, or other tests either for use with our product candidates, or to aid physicians and patients in making treatment decisions, could harm our ability to commercialize our product candidates.

•We contract with third parties for the manufacturing, distribution and commercialization of MARGENZA and we may contract with third parties for the manufacture, distribution, or commercialization of some of our product candidates for clinical testing in the future.

•Our commercial success depends significantly on our ability to operate without infringing the valid patents and other proprietary rights of third parties.

•If we are unable to obtain and enforce adequate patent protection for MARGENZA and our other product candidates and related technologies, our business could be materially harmed.

•If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

•If we do not comply with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, our business could be adversely affected.

•Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

•We are subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.

Risks Related to Our Business and the Development and Commercialization of Our Products and Product Candidates

We depend substantially on the success of the clinical development of our products and product candidates. If we are unable to successfully complete clinical development, obtain additional regulatory approvals and commercialize our products and product candidates, or experience significant delays in doing so, our business will be materially harmed.

Our business depends on the successful development, regulatory approval and commercialization of our products and product candidates, such as MARGENZA, for which in December 2020 we obtained FDA approval, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. MARGENZA is our first product approved for sale and we expect MARGENZA will be available to patients in the U.S. in March 2021. We have invested a significant portion of our efforts and financial resources in the development of our products and product candidates, including MARGENZA. The success of our products and product candidates depends on many factors, including but not limited to:

•successful enrollment in, and completion of, clinical trials, as well as completion of preclinical studies;

•safety and favorable efficacy and acceptable safety data from our clinical trials and other studies;

•receipt of regulatory approvals;

•establishing commercial manufacturing capabilities, either by building out and expanding our current manufacturing facilities or making arrangements with third-party manufacturers;

•the performance by clinical research organizations (CROs) or other third parties we may retain of their duties to us in a manner that complies with our protocols and applicable laws and that protects the integrity of the resulting data;

•obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity;

•ensuring we do not infringe, misappropriate or otherwise violate the valid patent, trade secret or other intellectual property rights of third parties;

•successfully launching our products, such as MARGENZA, and our other product candidates, if and when approved;

•obtaining favorable reimbursement from third-party payors for products and product candidates;

•competition with other products;

•post-marketing commitments to regulatory agencies following regulatory approval;

•continued acceptable safety profile following regulatory approval; and

•manufacturing or obtaining sufficient supplies of our products and product candidates that may be necessary for use in clinical trials for evaluation of our product candidates and commercialization of our products.

If we do not achieve and maintain one or more of these factors in a timely manner or at all, we could experience significant delays in our ability to, or be unable to obtain additional regulatory approvals for, and/or to successfully commercialize our products and product candidates, which would materially harm our business and we may not be able to generate sufficient revenues and cash flows to continue our operations.

MARGENZA or any other product candidate that we develop may fail to achieve market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

MARGENZA or any other product candidates that we develop may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. If MARGENZA or any such product candidate that we develop does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of MARGENZA or any other product candidates that we develop will depend on a number of factors, including:

•the efficacy and potential advantages compared to alternative treatments;

•our ability to offer our products for sale at competitive prices;

•the convenience and ease of administration compared to alternative treatments;

•the willingness of physicians to prescribe MARGENZA or other new therapies, and of the patient population to try MARGENZA or these therapies;

•the strength of marketing, sales, and distribution support;

•the availability of third-party coverage and adequate reimbursement;

•the prevalence and severity of any side effects; any safety events that may have occurred in connection with the development of the product candidate; and

•any restrictions on the use of our products together with other medications.

MARGENZA’s market acceptance depends significantly on the medical community’s determination of clinical benefit and safety compared to alternative therapies available both now and in the future. Several new therapies for the treatment of HER2-positive breast cancer have recently been approved. Certain of these therapies may have or may be perceived to have greater efficacy benefits than MARGENZA in clinical trials. Competition from recently approved therapies may adversely impact the market acceptance of MARGENZA. In addition, market acceptance and the medical community determination of clinical benefit may depend significantly on the pending results of the final Overall Survival (OS) endpoint data from the SOPHIA trial, which MARGENZA result may not be favorable compared to trastuzumab, or, even if favorable compared to trastuzumab, may not be statistically significant, clinically meaningful or favorable when compared to other available or future therapies.

In addition, the potential market opportunity for MARGENZA is difficult to precisely estimate. Our internal estimates of the potential market opportunity for MARGENZA include several key assumptions based on our industry knowledge, industry publications, third-party research reports, assessment of competition, and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for MARGENZA could be smaller than our estimates of our potential market opportunity. If the actual market for MARGENZA is small, and/or smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

We have limited experience in launching and marketing our internally developed products. If we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our products, or our existing arrangements are not successful, we may not be able to generate substantial product sales revenue.

In December 2020, the FDA approved MARGENZA, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. We expect to launch MARGENZA in March 2021. In conjunction with EVERSANA we continue to build commercialization support in United States to commercialize MARGENZA. We have limited internal commercialization capabilities, and any additional products or product candidates that we may develop or in-license, will require significant capital expenditures, management resources and time.

We have limited experience in commercializing our internally developed products, such as MARGENZA. For example, we have limited experience in building and managing a commercial team, conducting a comprehensive market analysis, obtaining state licenses and reimbursement, or managing distributors and a sales force for our products. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. As a result, although we have partnered with EVERSANA to commercialize MARGENZA, our ability to successfully commercialize

MARGENZA or any of our products may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience launching products.

For commercialization of any or all of our product candidates, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel, If we are unable to, or decide not to, further develop internal sales, marketing, and commercial distribution capabilities for any or all of our products, we will likely pursue additional collaborative arrangements regarding the sales and marketing of our products. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties. We would have little or no control over the marketing and sales efforts of such third parties, and our revenue from product sales may be lower than if we had commercialized our products ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts for our products.

There can be no assurance that we will be able to further develop and successfully maintain internal sales and commercial distribution capabilities or establish or maintain relationships with third-party collaborators to successfully commercialize any product, and as a result, we may not be able to generate substantial product sales revenue.

We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than MARGENZA and our product candidates, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive and subject to rapid and significant technological change. Our approved product, MARGENZA, competes with, and our product candidates under development (if approved) will compete with, drugs and therapies that currently exist or are being developed. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed, or may have succeeded, in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products in our field before we do.

Specifically, there are a large number of companies developing or marketing potential treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, as well as biologic therapeutics that work by using next-generation antibody technology platforms to address specific cancer targets. In addition, several companies are developing therapeutics that work by targeting multiple specificities using a single recombinant molecule. See “Competition” above for additional information.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. For example, Daiichi Sankyo Inc.'s product ENHERTU® (fam-trastuzumab deruxtecan-nxki) and Seagen’s product TUKYSATM (tucatinib) both recently launched in the United States in patient populations that potentially compete with the patient population for MARGENZA. This could result in, or has resulted in, our competitors establishing a strong market position before we are able to enter the market. In addition, both ENHERTU and TUKYSA demonstrated greater efficacy results than MARGENZA in clinical trials. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products. For example, certain HER2 biosimilar products are approved in certain countries, including the United States, and others may be approved prior to commercialization of, or market acceptance of, MARGENZA. MARGENZA and product candidates, if approved, may be priced at a significant premium over competitive biosimilar products.

Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies, products or product candidates obsolete, less competitive or not economical.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our products and product candidates.

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of a Biologics License Application (BLA) from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. For example, in December 2020, the FDA approved the BLA for MARGENZA. MARGENZA is our first product approved for sale in any jurisdiction. In addition, our collaborator Incyte submitted a BLA for retifanlimab in January 2021. Obtaining approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and non-U.S. regulatory requirements may, either before or after product approval, subject our company or our collaborators to administrative or judicially imposed sanctions, including:

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

Even if we and our collaborators obtain regulatory approvals to market our current and any future approved products, we and our collaborators will remain subject to extensive ongoing regulatory obligations and oversight, including post-approval requirements, that could result in significant additional expense and could negatively impact our and our collaborators' ability to commercialize our current and any future approved products.

We and our collaborators are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product obtaining regulatory approval, including MARGENZA, such as continued adverse event reporting requirements and post-marketing commitments, all of which may result in significant expense and limit our and our collaborators' ability to commercialize our current and any future approved products. For example, the FDA's approval of MARGENZA included a requirement that we provide to the FDA the data from the final overall survival endpoint from our SOPHIA study, when available. Unfavorable overall survival results could result in the withdrawal of approval of MARGENZA or the inclusion of unfavorable safety information in our product labeling, or diminished market opportunity or acceptance, which could seriously harm our business. Moreover, in connection with MARGENZA’s approval, the labeling and advertising and promotion of MARGENZA are subject to additional regulatory requirements, which could entail significant expense and could negatively impact the potential commercialization of MARGENZA. In addition, the use of MARGENZA may uncover additional adverse events that limit or prevent MARGENZA’s widespread use or that force us to withdraw MARGENZA from the market, and any problems with MARGENZA or any violation of ongoing regulatory obligations could result in restrictions on MARGENZA, including its withdrawal from the market. To the extent other product candidates or those of our partners are approved by the FDA, we or our collaborators may be subject to similar post-marketing obligations.

We and the manufacturers of our current and any future approved products are also required, or will be required, to comply with current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products and product candidates, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections, including periodic unannounced inspections. The subsequent discovery of previously unknown problems with our current or any future approved products, including adverse events of unanticipated severity or frequency, or problems with the facilities where our current or any future approved products are manufactured, may result in restrictions on the marketing of our current or any such future approved products, up to and including withdrawal of the affected product from the market. If our manufacturing facilities, our collaborators' manufacturing facilities, or those of our respective suppliers, fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us.

Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

•issuance of Form FDA 483 notices or Warning Letters by the FDA or other regulatory agencies;

•imposition of fines and other civil penalties;

•criminal prosecutions;

•injunctions, suspensions or revocations of regulatory approvals;

•suspension of any ongoing clinical trials;

•total or partial suspension of manufacturing;

•delays in commercialization;

•refusal by the FDA to approve pending applications or supplements to approved applications submitted by us;

•refusals to permit drugs to be imported into or exported from the United States;

•restrictions on operations, including costly new manufacturing requirements; and

•product recalls or seizures.

The policies of the FDA and other regulatory agencies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or of MARGENZA in any additional indications or territories, or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we or our collaborators might not be permitted to market our current or any future approved products and our business would suffer.

If clinical trials for our product candidates are prolonged, delayed or stopped, for any reason, we may be unable to obtain regulatory approval and commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any product revenue.

We are either currently enrolling patients in clinical trials or anticipate initiating or continuing clinical trials for molecules that include margetuximab, enoblituzumab, flotetuzumab, retifanlimab, tebotelimab,MGC018, MGD014, and MGD019, as monotherapies or in combination with other product candidates in 2021. In addition, Incyte Corporation is currently enrolling patients in clinical trials for retifanlimab, and other collaborators outside the United States are developing our product candidates and enrolling patients in clinical trials. We anticipate our collaborators will initiate or continue clinical trials including our other product candidates. The continuation, modification, or commencement of existing or new clinical trials could be substantially delayed or prevented by several factors, including:

•further discussions with the FDA or other regulatory agencies regarding the scope or design of our clinical trials;

•the limited number of, and competition for, suitable sites to conduct our clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;

•any delay or failure in patient recruitment or enrollment in our or our collaborators’ trials for any reason, including as a result of public health crises such as the evolving COVID-19 pandemic;

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

•delay or failure to reach agreement on acceptable clinical trial terms or clinical trial protocols with prospective sites or CROs the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs; and

•delay or failure to obtain institutional review board (IRB) approval to conduct a clinical trial at a prospective site.

The progress or completion of our, or our collaborators', clinical trials could also be substantially delayed or prevented by many factors, including:

•delays in expected site initiation, patient recruitment and enrollment, for any reason, including as a result of public health crises such as the evolving COVID-19 pandemic

•failure of patients to complete the clinical trial;

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

The results of previous clinical trials may not be predictive of future results, and interim or top line data may be subject to change or qualification, based on several factors, including a complete analysis of data, or in the case of interim analysis, the continued or ongoing accrual of data. In addition, the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

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

We may publicly disclose top line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in October 2019 we announced second interim overall survival data for the SOPHIA trial of margetuximab for the treatment of certain metastatic breast cancer patients. The top line or interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top line and interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. In addition, the achievement of one primary endpoint for a trial does not guarantee that additional co-primary endpoints or secondary endpoints will be achieved. For example, the achievement by margetuximab of its first sequential endpoint for progression-free survival events in the SOPHIA trial does not indicate whether the second sequential endpoint of overall survival will be achieved. In particular, the second interim overall survival analysis, based on 270 events, did not show statistically significant results. We currently expect to receive final overall survival analysis in the second half of 2021, and such results may not show statistical significance. Failure to achieve statistical significance in this second sequential endpoint of overall survival in the SOPHIA trial may have an adverse effect on our ability to obtain or retain regulatory approval of margetuximab in the U.S. or in other jurisdictions.

We use novel technologies in the development of our product candidates and the FDA and other regulatory authorities have not approved products that utilize these technologies.

Our products in development are based on our technology platforms, including Fc Optimization, DART and TRIDENT technologies. Given the novelty of these technologies, we intend to work closely with the FDA and other regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates. Even though MARGENZA, which incorporates an Fc variation created using our Fc Optimization platform, was approved by the FDA, there is no assurance that the FDA will approve future product candidates using such technology. The validation process takes time and resources, may require independent third-party analyses, and may not be accepted by the FDA and other regulatory authorities. For some of our product candidates that are based on these technology platforms, the regulatory approval path and requirements may not be clear or evolve as more data becomes available for this product candidates, which could add significant delay and expense. Delays or failure to obtain regulatory approval of any of the product candidates that we develop would adversely affect our business.

We may not be successful in our efforts to use and expand our technology platforms to build a pipeline of product candidates. We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

A key element of our strategy is to use and expand our technology platforms to build a pipeline of product candidates and progress several of these product candidates through clinical development for the treatment of a variety of different types of diseases. Although our research and development efforts to date have resulted in a pipeline of product candidates directed at various cancers, as well as autoimmune disorders and infectious diseases, we may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for initial or continued clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenues in future periods, which could result in significant harm to our financial position and adversely affect our stock price.

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

In order to market any products outside of the United States, we and our current and potential collaboration partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and may require additional preclinical studies or clinical trials or additional administrative review periods, which could result in significant delays, difficulties and costs for us. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. Although we obtained FDA approval or MARGENZA in December 2020, we do not have any product candidates approved for sale in any international market. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

 Our product candidates may have undesirable side effects which may delay or prevent further clinical development or marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Although all of our product candidates have undergone or will undergo safety testing, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of our product candidates could arise either during clinical development or after the approved product has been marketed. Ongoing or future trials of our product candidates may not support the conclusion that one or more of these product candidates have acceptable safety profiles. The results of future clinical or preclinical trials may show that our product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings or potential product liability claims.

If we or others later identify undesirable or unacceptable side effects caused by such products:

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

•we may be subject to litigation or product liability claims; and

•our reputation may suffer.

For example, the prescribing information for MARGENZA include warnings and precautions for infusion-related reactions, as well as a boxed warning related to left ventricular dysfunction and embryo-fetal toxicity. Further, based on the identification of future adverse events, we may be required to further revise the prescribing information, including MARGENZA’s boxed warning, which could negatively impact sales of MARGENZA or adversely affect MARGENZA’s acceptance in the market.

Any of these events could prevent us, our collaborators or our potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our products.
The manufacture of MARGENZA and our product candidates, for ourselves and our collaborators, is complex, and we may encounter difficulties in production. If we encounter any such difficulties, our ability to supply MARGENZA and our product candidates for clinical trials or, if approved, for commercial sale could be delayed or halted entirely, and our business, financial results, and reputation could be materially harmed.

MARGENZA is currently manufactured by a third party, and we are currently manufacturing retifanlimab and other product candidates for ourselves and our collaborators. The process of manufacturing MARGENZA and our product candidates for ourselves and our collaborators is extremely susceptible to delays or product loss due to a variety of factors, including but not limited to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, difficulties in scaling the production process, and vendor supply chain disruptions or fluctuations. Even minor deviations from manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in MARGENZA and our product candidates or in the manufacturing facilities in which MARGENZA and our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for MARGENZA and our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. In addition, if we fail to supply required quantities of MARGENZA and a product candidate for one of our collaborators, our collaborator may terminate our agreement.

Although we currently maintain insurance coverage against damage to our property and to cover business interruption and research and development restoration expenses, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. If there were to be a catastrophic event or failure of our manufacturing facilities or processes, we may be unable to meet our requirements for supply of MARGENZA and our product candidates.

We have limited experience in large-scale or commercial manufacturing, and there can be no assurance that we will be able to effectively manufacture clinical or commercial quantities of our products.

We currently have two current Good Manufacturing Practice (cGMP) manufacturing facilities located in Rockville, Maryland, one of which is a commercial scale facility which is intended to support future clinical and commercial production of our and our collaborators’ product candidates. Although some of our employees have experience in the manufacturing of pharmaceutical products from prior employment at other companies, we as a company have limited experience in large-scale manufacturing and no experience in commercial manufacturing. The design and build of a large scale manufacturing facility was time-consuming and expensive, and we may not realize the benefit of this investment. As a manufacturer of pharmaceutical products, we are required to demonstrate and maintain compliance with cGMPs which include requirements related to production processes, quality control and assurance and recordkeeping. Furthermore, establishing and maintaining manufacturing operations requires a reallocation of other resources, particularly the time and attention of certain of our senior management. Any failure or delay in our manufacturing capabilities could adversely impact the clinical development or commercialization of our or our collaborators’ product candidates.

Our manufacturing facilities are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals.

We must comply with the FDA’s cGMP requirements, as set out in statute, regulations and interpreted through guidance. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. See “Other U.S. Post-Marketing Regulatory Requirements” above for additional information. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our product or product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product or product candidates, including leading to significant delays in the availability of drug product for sale and our clinical trials or the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation or negatively impact a product’s commercial success. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that our products will be widely used.

Market acceptance and sales of our products and product candidates, if approved for sale by the appropriate regulatory authorities, may depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will reimburse and establish payment levels and, in some cases, utilization management strategies, such as tiered formularies and prior authorization. We cannot be certain that reimbursement will be available for our products or any products that we develop or that the reimbursement level will be adequate to allow us to operate profitably. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. Our ability to commercialize our products may depend, in part, on the extent to which reimbursement for the products will be available from government authorities and third-party payors. If reimbursement for our products is not available or is available on a limited basis, or if the reimbursement amount for our products is inadequate, we may not be able to successfully commercialize any of our approved products.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage and reimbursement determination process is often time-consuming and costly. This process may require us to provide scientific and clinical information to support the coverage or reimbursement of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that MARGENZA and our product candidates, if approved, will be covered, or remain covered, by private or public payors, and if covered, whether the reimbursement will be perceived by product purchasers as adequate. Health reform actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for MARGENZA and our product candidates, if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical products . There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific products and product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our products may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any approved product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

Actual or anticipated changes to the laws and regulations governing the health care system may have a negative impact on cost and access to health insurance coverage and reimbursement of healthcare items and services.

The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our future approved products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs through lowering prescription drug prices, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA), which became law in 2010. While it is difficult to assess the impact of the ACA in isolation, either in general or on our business specifically, it is widely thought that the ACA increases the likelihood of downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receive regulatory approval. Further, the United State and foreign governments regularly consider additional reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been recent executive, judicial and Congressional challenges to the ACA, which could have an impact on coverage and reimbursement for healthcare services covered by plans authorized by the ACA.

While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The United States Supreme Court is currently reviewing the constitutionality of the ACA, although it is unclear when a decision will be made. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on November 20, 2020, CMS issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

If any product liability lawsuits are successfully brought against us or any of our collaborators, we may incur substantial liabilities and may be required to limit commercialization of our products or product candidates.

We face an inherent risk of product liability lawsuits related to the sale of our products to, use of our products by, and testing of our product candidates in, seriously ill patients. Product liability claims may be brought against us or our collaborators by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling any of our approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of their merit or eventual outcome, liability claims may result in:

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

With respect to MARGENZA and any of our other product candidates that are approved for commercial sale, we are, and will be, highly dependent upon physician and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients. Because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our financial condition or results of operations.

As of December 31, 2020, we hold $20 million in product liability insurance coverage in the aggregate, with a per incident limit of $20 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage when we begin the commercialization of our product candidates. Insurance coverage is becoming increasingly expensive. As a result, we may be unable to maintain or obtain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. A successful product liability claim or series of claims brought against us, particularly if judgments exceed any insurance coverage we may have, could decrease our cash resources and adversely affect our business, financial condition and results of operation.

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

The COVID-19 pandemic has had, and may continue to have, a material impact on our clinical trials, preclinical studies, commercialization of MARGENZA, manufacturing, development and commercialization of our product candidates and other aspects of our business, staff, and operations, which in turn may, materially adversely affect our financial condition, results of operations and liquidity. The extent to which the COVID-19 pandemic continues to adversely affect our business, staff, operations, financial condition, results of operations and liquidity, will depend on future developments, including the measures taken by public and private entities in response to the pandemic, which remain highly uncertain and cannot be predicted.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The COVID-19 pandemic, which is continuing to evolve, and to date has led to the implementation of various responses, including government-imposed quarantines, work and travel restrictions and other public health safety measures at the federal, state and local levels.

The continued spread of the COVID-19 pandemic has had, and may continue to have, a material impact on our clinical trials, preclinical studies, commercialization efforts, manufacturing and development of our product candidates and other aspects of our business, staff, and operations, which in turn may impact our financial condition, results of operations and liquidity. For instance, the COVID-19 pandemic impaired the ability to enroll patients in clinical trials, continue ongoing clinical trials or activate clinical trial sites, and MARGENZA commercialization, due to, for example, heightened exposure to COVID-19 if an outbreak occurs in a specific geography, the shifting of healthcare resources toward the pandemic or the closing of or limiting of access to clinical facilities, and reduced or non-existent in-person access to physicians and health care centers. Furthermore, patients may be unable or unwilling to enroll in our clinical trials or be unable to comply with clinical trial protocols if COVID-19 related restrictions impede patient movement or interrupt healthcare services. Government-imposed quarantines and other restrictions may also require us to temporarily suspend activity at our clinical sites. The COVID-19 pandemic may also negatively affect the operations of third-party CROs that we rely upon to carry out our clinical trials, or the operations of other service providers, which could result in delays or disruptions in the supply of our product candidates or other aspects of our business or that of our collaborators. Any negative impact the COVID-19 pandemic has had, or will have, on patient enrollment or treatment or the timing and execution of our clinical trials could cause delays to our clinical trial activities, which could adversely affect our ability to seek and obtain regulatory approval for and to commercialize any approved product candidates, increase our operating expenses and have a material adverse effect on our business and financial results. In particular, enrollment of our registrational path trial of flotetuzumab has been slower than expected due to the COVID-19 pandemic.

Further, the COVID-19 pandemic has increased the risk that a portion of the workforce, including ours, may suffer illness or otherwise be unable to work due to close contact related precautions. There has been limited business impact from COVID-19 related absences, but there can be no assurance that there will not be additional or significant employee COVID-19 related absences with negative business impact in the future. We have maintained an on-site workforce and implemented stay-at-home orders consistent with the requirements of the jurisdictions in which we operate, with arrangements such as remote work and flexible schedules for certain functions, as well as other measures intended to reduce the risks to our employees from the impact of the pandemic while maintaining our operations.

We may also face increased cybersecurity risks due to the shifting of a majority of our corporate functions operating remotely in regions impacted by stay-at-home orders. Increased levels of remote access may create additional opportunities for cybercriminals to attempt to exploit vulnerabilities, and our employees may be more susceptible to phishing and social engineering attempts.

The extent to which the COVID-19 pandemic impacts our business, staff, operations, financial condition, results of operations and liquidity, or those of our collaborators, will largely depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions to contain COVID-19 or treat its impact, among others. We cannot presently predict the scope and severity of any potential government or business shutdowns or disruptions. If we or any of the third parties with whom we engage experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. Our first commercial product was only recently approved. We may never achieve or sustain profitability.

We have incurred significant losses since our inception. As of December 31, 2020, our accumulated deficit was approximately $771.8 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders' deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. For example, our expenses could increase if we are required by the FDA to perform trials in addition to those that we currently expect to perform, or if there are any delays in completing our currently planned clinical trials or in the development of any of our product candidates. Our expenses would significantly increase to the extent we build out a sales force and other commercially relevant functions to support the commercialization of MARGENZA or any of our product candidates.

To become and remain profitable, we must succeed in developing and commercializing products with significant market potential. For example, revenues from MARGENZA may not be sufficient to enable us to reach profitability. In order to commercialize any additional product candidates, we will need to be successful in a range of challenging activities for which we are only in the preliminary stages, including developing product candidates, obtaining regulatory approval for them, and manufacturing, marketing and selling approved products and product candidates for which we may obtain regulatory approval. We may never succeed in these activities and may never generate revenue from product sales that is significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, develop other product candidates, or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.

We are advancing our product candidates through clinical development and are commercializing MARGENZA in collaboration with EVERSANA. Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain such regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding beyond what was raised in our public offerings and through our collaborations and license agreements to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2020, combined with anticipated and potential collaboration payments, will enable us to fund our operations into 2023, assuming all of our programs and collaborations advance as currently contemplated. Because successful commercialization of MARGENZA and development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to commercialize MARGENZA and complete research, development and clinical testing to commercialize our product candidates.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, MARGENZA, product candidates, or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our development programs or grant rights to develop and market MARGENZA or product candidates that we would otherwise prefer to develop and market ourselves.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

Our ability to utilize our federal net operating losses (NOLs) and federal tax credits is currently limited, and may be limited further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years or since the last ownership change. We are already subject to Section 382 limitations due to acquisitions we made in 2002 and 2008. As of December 31, 2020, we had federal and state NOL carryforwards of $648 million and federal research and development tax credits of $69.6 million available. Future changes in stock ownership may also trigger an ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and tax credit carryforwards to reduce United States federal income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.

Risks Related to Our Dependence on Third Parties

Our existing therapeutic collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We have limited capabilities for drug development and have little to no internal capability for sales, marketing or distribution. We have entered into collaborations with other companies that we believe can provide such capabilities, including our agreements with, for example, Incyte Corporation, Zai Lab Limited and I-Mab Biopharma. These current collaborations also have provided us with important funding for our development programs and technology platforms and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

If our therapeutic collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. For example, in January 2020 our arrangement terminated with Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier), to which we had previously granted exclusive options to obtain three separate exclusive licenses to develop and commercialize DART molecules. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our program collaborators.

Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in a business combination, the collaborator might de-emphasize or terminate the development or commercialization of MARGENZA or any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators.

For MARGENZA and our product candidates, we may in the future determine to collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for MARGENZA or the subject product candidate, the costs and complexities of manufacturing and delivering MARGENZA or such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative products, product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for MARGENZA or our product candidate.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of MARGENZA or a product candidate, reduce or delay one or more of our other development programs, delay the commercialization of MARGENZA or a product candidate or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop MARGENZA or our product candidates or bring them to market or continue to develop our technology platforms and our business may be materially and adversely affected.

We may also be restricted under collaboration agreements from entering into additional agreements on certain terms with potential collaborators. Most of our existing therapeutic collaborations contain a restriction on our engaging in activities that are the subject of the collaboration with third parties for specified periods of time.

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

We plan to develop companion diagnostics for our product candidates where appropriate. At least in some cases, the FDA and similar regulatory authorities outside the United States may request or require the development and regulatory approval of a companion diagnostic as a condition to approving one or more of our product candidates. We do not have experience or capabilities in developing or commercializing diagnostics and are relying, and in the future plan to continue to rely, in large part on third parties to perform these functions.

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

We currently contract with third parties for the manufacturing of MARGENZA and we expect to contract with third parties for the manufacture of some of our product candidates for clinical testing in the future in addition to commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently have two cGMP manufacturing facilities located in Rockville, Maryland, one of which was completed in 2018 and is designed to increase our internal capacity to manufacture more drug substance lots, at larger scale and in full compliance with cGMP to support future clinical and commercial production of our and our collaborators’ product candidates. We manufacture drug substance lots at these facilities that we use for research and development purposes and for clinical trials of our and our collaborators’ product candidates. Although we believe we currently have capacity to produce all of the material required for our and our collaborators’ clinical trials, we may not be able to do so in the future, and may rely on arrangements with third parties. Our current facilities may also be insufficient to support our needs for commercial quantities of MARGENZA and such candidates, and we may rely on arrangements with third parties. We have limited experience in manufacturing products at commercial scale.

We have entered into agreements with contract manufacturing organizations to supplement our clinical supply and internal capacity as we commercialize MARGENZA and advance our product candidate pipeline. MARGENZA is currently manufactured by third parties. In the future, we may transition some of the manufacturing of MARGENZA to our internal facilities. We may use third parties for the manufacture of some of our product candidates for clinical testing, as well as for commercial manufacture of some of our product candidates that receive marketing approval and that are not manufactured by us or one of our third party collaborators. We have entered into supply agreements with manufacturers for commercial supply and may in the future enter into one or more additional supply agreements for our product candidates. We may be unable to reach agreement with any of these contract manufacturers, or to identify and reach arrangements on satisfactory terms with other contract manufacturers, to manufacture any of our product candidates. Additionally, the facilities used by any contract manufacturer to manufacture any of our product candidates must be the subject of a satisfactory inspection before the FDA and other regulatory authorities approve a BLA or marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the FDA’s requirements for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, our product candidates will not be approved or, if already approved, may be subject to recalls.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured MARGENZA or the product candidates ourselves, including:

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

Any of these factors could cause adversely impact the commercialization of MARGENZA and the delay of approval or commercialization of our product candidates, cause us to incur higher costs or prevent us from commercializing our product candidates successfully. Furthermore, if contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take several years to establish an alternative source of supply for MARGENZA or our product candidates and to have any such new source approved by the FDA or any other relevant regulatory authorities.

Our commercialization collaboration with EVERSANA for MARGENZA is important to our business, and future commercialization collaborations may also be important to us. If we are unable to maintain this or other commercialization collaborations, or if commercialization collaborations are not successful, our business could be adversely affected.

We have limited capabilities for drug commercialization, with little to no internal capability for sales, marketing or distribution. We have entered into a collaboration with EVERSANA for the commercialization of MARGENZA in the United States that we believe can provide such capabilities, and may enter into commercial collaborations in the future for MARGENZA or our product candidates. Our existing commercialization collaboration, and any future commercialization collaborations we enter into, may pose a number of risks, including the following:

•collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•collaborators may not perform their obligations as expected;

•collaborators may not pursue commercialization of MARGENZA or any product candidates that achieve regulatory approval or may elect not to continue commercialization based on clinical trial results, changes in the collaborators' strategic focus or other factors that divert resources or create competing priorities;

•collaborators could independently commercialize products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully commercialized under terms that are more economically attractive than ours;

•collaborators with marketing and distribution rights to MARGENZA or our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•disagreements with collaborators, including disagreements on contract interpretation, commercialization strategy or tactics, might cause delays or termination of the commercialization of MARGENZA or product candidates, might lead to additional responsibilities for us with respect to MARGENZA or product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•collaborators may not properly utilize our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•collaborators may violate, or be investigated for potentially violating, health care compliance and related laws and regulations, which may expose us to litigation, enforcement actions or inquiries, or other potential liability; and

•collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further commercialization of MARGNEZA or applicable product candidates.

All of the risks relating to commercialization, and health care legal compliance described in this Annual Report on Form 10-K also apply to the commercialization activities of our collaborators.

Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in a business combination, the collaborator might de-emphasize or terminate the development or commercialization of MARGENZA or any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators. We may also be restricted under commercialization collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, our collaboration with EVERSANA contains a restriction on our engaging in activities that are the subject of the collaboration with third parties for specified periods of time among other conditions

Commercialization collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the commercialization of MARGENZA or a product candidate, reduce the scope of any sales or marketing activities, or increase our expenditures and undertake or commercialization activities at our own expense. If in the future we elect to fund and undertake commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations to commercialize our product candidates and do not have sufficient funds or expertise to undertake the necessary commercialization activities, we may not be able to commercialize our product candidates or bring them to market or continue and our business may be materially and adversely affected.

Risks Related to Cybersecurity

A disruption in our computer networks, including those related to cybersecurity, could adversely affect our financial performance as well as our research, development and commercialization efforts.

Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized disclosure of confidential information. In addition, due to the COVID-19 pandemic a significant portion of our employees have been working remotely, either from home or elsewhere. If personal information or protected health information is improperly accessed, tampered with or disclosed as a result of a security breach, we may incur significant costs to notify and mitigate potential harm to the affected individuals, and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security federal or state laws protecting confidential personal information. In addition, a cybersecurity breach could hurt our reputation, subject us to liability claims or regulatory penalties for compromised personal information and could have a material adverse effect on our business, financial condition and results of operations. In order to reduce such risks, our information security program employs a policy-driven information systems security architecture based on National Institute of Standards and Technology (NIST) Cybersecurity Framework and references the NIST 800-53 guidelines for risk-based assessments and implementation of information security controls. The program is managed by dedicated Information Security personnel with the primary mission to implement, maintain, and improve the capabilities and practices to ensure the confidentiality, integrity, and availability of the sensitive information it maintains.

Risks Related to Our Intellectual Property

Our commercial success depends significantly on our ability to operate without infringing the valid patents and other proprietary rights of third parties.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position. For example, certain patents held by third parties cover Fc engineering methods and mutations in Fc regions to enhance the binding of Fc regions to Fc receptors on immune cells. Although we believe that these patents are not infringed, and/or are invalid and/or unenforceable, if a court should find that they cover MARGENZA or enoblituzumab and we are unable to invalidate such patents, or if licenses for them are not available on commercially reasonable terms, our business could be harmed, perhaps materially.

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

If we are unable to obtain and enforce patent protection for our products and our product candidates and related technology, our business could be materially harmed.

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

Even after they have been issued, our patents and any patents which we license may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited or will expire prior to the commercialization of our approved products and product candidates, other companies may be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

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

We and our collaborators are subject to various healthcare laws, and our failure, or the failure of our collaborators, to comply with those laws could result in significant penalties and adversely affect our business, operations and financial condition.

In the United States, our operations, and those of our collaborators, are subject to regulation by various local, state, federal authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (“CMS”), other divisions of HHS (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments. We and our collaborators are or may be subject to broadly applicable “fraud and abuse” laws , such as false claims, anti-kickback laws, transparency laws, and privacy and security laws.. Federal false claims laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a claim paid.

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal anti-kickback statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices, or those of our collaborators, may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the federal anti-kickback statute and the criminal healthcare fraud statutes (discussed below) was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil false claims act.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal anti-kickback statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, under the Sunshine Act provisions of the ACA, covered manufacturers of drugs, devices, biological and medical supplies for which payment is available under a federal health care program (with certain exceptions) are subject to annual federal reporting and disclosure requirements with regard to payments or other transfers of value made to physicians defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals as well as certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

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

Over the past few years, a number of pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as: providing free trips, free goods, improper consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. At such time as we or our collaborators market MARGENZA or any of our future approved products and these products are paid for by governmental programs, it is possible that some of our business activities could also be subject to challenge under one or more of these “fraud and abuse” laws.

We and our collaborators may also be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business, as well as foreign jurisdictions. In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, impose requirements on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information.

Further, in order to distribute products commercially in the United States, we or our collaborators must also comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers, and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, track, and report gifts, compensation and other remuneration made to physicians and other healthcare providers, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices.

If our operations, or those of our collaborators marketing, distributing or commercializing any of our products on our behalf, are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

In addition, our operations and those of our collaborators may be subject to analogous foreign health care laws in the jurisdictions in which we operate.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. In addition, we will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our commercialization of MARGENZA and research, development and commercialization efforts for our existing and future product candidates. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of December 31, 2020, we had 370 full-time employees. As our development and commercialization plans and strategies develop, we may choose to expand our employee base for managerial, operational, manufacturing, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any such growth could require significant capital expenditures and may divert financial resources from other projects, such as the commercialization of MARGENZA and the development of existing and additional product candidates. If our management is unable to effectively manage such growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize MARGENZA, our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any such growth.

Risks Relating to Our Common Stock

We are subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.

The market price of our common stock has been and may continue to be volatile. Companies that have experienced volatility in the market price of their common stock are often subject to securities class action litigation. For example, on September 13, 2019, a securities class action complaint was filed against us, and certain of our officers and/or directors in the U.S. District Court for the District of Maryland, which case is still pending. This or any future securities litigation could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

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

•failure of any of MARGENZA or our product candidates, if approved, to achieve commercial success;

•economic and other external factors or other disasters or crises;

•period-to-period fluctuations in our financial condition and results of operations, including the timing of receipt of any milestone or other payments under commercialization or licensing agreements;

•general market conditions and market conditions for biopharmaceutical stocks;

•overall fluctuations in U.S. equity markets; and

•impact of the COVID-19 pandemic as well as mandatory and voluntary actions taken to mitigate the evolving public health impact of the pandemic.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
We lease a total of approximately 235,000 square feet of manufacturing, office, laboratory and warehouse space in Maryland and California. Our headquarters building in Rockville, Maryland currently houses laboratory, office and manufacturing operations to support clinical, and potentially commercial, quantities and scale. This location is occupied under a lease that expires in 2027. We also lease another space supporting smaller-scale manufacturing operations in Rockville. The lease of that space expires in December 2024. These leases and all of the leases on our other properties include one or more options to renew, with those renewal periods ranging from five to fourteen years. We believe that our properties are generally in good condition, well maintained, suitable and adequate to carry on our business. We believe our capital resources are sufficient to lease any additional facilities required to meet our expected growth needs.

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

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol "MGNX". As of February 22, 2021, we had 56,258,468 shares of common stock outstanding held by approximately 63 holders of record, which include shares held by a broker, bank or other nominee. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.
Performance Graph
The following graph compares the five-year cumulative total return of our common stock with the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index. The comparison assumes a $100 investment on December 31, 2015 in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index, and assumes reinvestment of the full amount of all dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return
Among MacroGenics, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index
$300
$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
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
Not applicable.

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
For the discussion of our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 25, 2020.

Overview
We are a biopharmaceutical company focused on developing and commercializing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. In December 2020, the U.S. Food and Drug Administration (FDA) approved MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. We expect to initiate the commercial launch of MARGENZA late in the first quarter of 2021. In addition, we have a pipeline of product candidates in human clinical testing, including eight immuno-oncology programs, that have been created primarily using our proprietary, antibody-based technology platforms. We believe our product candidates have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.

We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have not generated any revenues from the sale of any products to date. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2020, combined with anticipated and potential collaboration payments and product revenues, should enable us to fund our operations into 2023, assuming our programs and collaborations advance as currently contemplated.

Through December 31, 2020, we had an accumulated deficit of $771.8 million. We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.

COVID-19 Pandemic

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
To date, although there has been some negative impact on our business and operations, including, for example, slowed clinical trial enrollment, we have been able to mitigate against more severe impacts of the COVID-19 pandemic on our business and operations. However, the COVID-19 pandemic could have a more significant negative impact on our business in the future depending on the depth of the effects and the duration of the crisis. In response to the COVID-19 pandemic, we have been focused on keeping our employees safe, continuing patients on trials, and maintaining our manufacturing capabilities and research efforts. The COVID-19 pandemic is an evolving situation and we continue to monitor our business very closely to try and mitigate any potential impacts. We expect the pandemic to continue to have some near-term impact on the initiation of new studies and on clinical trial enrollment. For example, in consideration of the current COVID-19 pandemic, we delayed our planned Phase 2 study of enoblituzumab, an investigational, Fc-engineered, anti-B7-H3 monoclonal antibody, in combination with checkpoint blockade in patients with advanced head and neck cancer until the first quarter of 2021. In addition, we stopped enrollment in a Phase 1/2 study combining flotetuzumab with retifanlimab in patients with relapsed or refractory acute myeloid leukemia being conducted outside of the U.S. Significant delays in the timing of our clinical trials and in regulatory reviews could adversely affect our ability to commercialize the product candidates in our pipeline.
Notwithstanding the foregoing, we cannot precisely predict the impact that the COVID-19 pandemic will have in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of potential variations or disruptions in our supply chain, and other factors identified in Part I, Item 1A. “Risk Factors” in this Form 10-K. Given these uncertainties, the COVID-19 pandemic could disrupt the business of certain of our collaborators and impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and/or our financial condition in the future. We will continue to closely monitor and evaluate the nature and extent of the impact of the COVID-19 pandemic to our business, consolidated results of operations, and financial condition.

Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte. In 2017, we entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for retifanlimab (also known as INCMGA0012), an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. Incyte paid us an upfront payment of $150.0 million under the terms of the agreement.
Under the terms of the Incyte License Agreement, Incyte leads global development of retifanlimab. Assuming successful development and commercialization of retifanlimab by Incyte, we could receive total development and regulatory milestones of up to approximately $420.0 million and up to $330.0 million in commercial milestones. We received $55.0 million of the total development milestones through December 31, 2020 and an additional development milestone of $10.0 million was earned in February 2021. If retifanlimab is approved and commercialized, we would be eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement) and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
•Zai Lab. In 2018, we entered into a collaboration and license agreement with Zai Lab Limited (Zai Lab) under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (Zai Lab’s territory) for (i) margetuximab, an immune-optimized anti-HER2 monoclonal antibody, (ii) tebotelimab (formerly known as MGD013), a bispecific DART molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development. Zai Lab will lead clinical development in its territory.

Under the terms of the agreement, Zai Lab paid us an upfront payment of $25.0 million less foreign withholding tax of $2.5 million. Assuming successful development and commercialization of margetuximab, tebotelimab and the TRIDENT molecule, we could receive up to $140.0 million in development and regulatory milestones, of which we have already received $4.0 million ($3.6 million net of foreign withholding tax). In addition, Zai Lab would pay us tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of tebotelimab in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.

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

Under the terms of the agreement, I-Mab paid us an upfront payment of $15.0 million. Assuming successful development and commercialization of enoblituzumab, we could receive up to $135.0 million in development and regulatory milestones. In addition, I-Mab would pay us tiered royalties ranging from mid teens to 20% on annual net sales in its territories.

•Janssen. In December 2020, we entered into a research collaboration and global license agreement to develop a preclinical bispecific molecule with Janssen Biotech, Inc. (Janssen). The research collaboration will incorporate our proprietary DART platform to enable simultaneous targeting of two undisclosed targets in a therapeutic area outside oncology. Under the terms of the agreement, Janssen paid us an upfront payment of $20.0 million and will be responsible for funding all expenses. We will also be eligible to receive up to $312.0 million in potential milestone payments and tiered royalties of up to 10% on worldwide product sales.

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
Revenue Recognition
We expect to launch MARGENZA in March 2021, but have not generated any revenue from product sales to date.
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
Licenses. When we grant a license to our intellectual property, we determine whether the nature of the intellectual property to which the customer will have rights is functional intellectual property (functional IP), which has significant standalone functionality, or symbolic intellectual property (symbolic IP) which does not have significant standalone functionality. Revenue from functional IP is recognized at the point in time when control of the distinct license is transferred to the customer. Revenue from symbolic IP is recognized over the access period to our intellectual property. If the license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and when (or as) the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, we consider factors such as the research, development, manufacturing and commercialization capabilities of the licensee and the availability of the associated expertise in the general marketplace. In addition, we consider whether the licensee can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, management utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue we record in future periods.
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
Research and Development Expenses, Including Clinical Trial Accruals/Expenses
Research and development expenses consist of costs we incur for our own research and development activities and costs incurred by our collaborators under cost sharing arrangements. Research and development costs consist of salaries and benefits, including related stock-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf, such as CROs and contract manufacturing organizations (CMOs). Research and development costs are expensed as incurred. We receive estimates from our collaborators when we are sharing development expenses, and use these estimates to record an increase or decrease in research and development expense, depending on how much we have each spent during the period.
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

Results of Operations
Revenue
The following represents a comparison of our revenue for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Increase/(Decrease)
	2020	2019

	(dollars in millions)
Revenue from collaborative and other agreements	$97.8	$62.0	$35.8	58%
Revenue from government agreements	7.1	2.2	4.9	223%
Total revenue	$104.9	$64.2	$40.7	63%
The increase of $35.8 million in revenue from collaborative and other agreements for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to:
•recognition of $40.0 million in development milestones from Incyte related to the further advancement of retifanlimab, including Incyte’s initiation of a Phase 3 clinical trial;
•recognition of the $20.0 million upfront license fee under the Janssen Agreement;
•recognition of a $12.0 million payment from Boehringer Ingelheim International GmbH (BII) for retention of rights to two DART molecules during 2020;
•recognition of $3.6 million in milestones under the Zai Lab collaboration and license agreement (Zai Lab Agreement) during the year ended December 31, 2020; and
•$1.4 million recognized under the Incyte Commercial Supply Agreement which was executed in 2020.
These increases were partially offset by:
•a decrease of approximately $13.5 million in revenue recognized under the Incyte Clinical Supply Agreement due to decreased development activity;
•a decrease of approximately $11.1 million in revenue recognition of the deferred upfront payment under the Zai Lab Agreement during the year ended December 31, 2020 compared to the year ended December 31, 2019;
•decreased revenue recognition of approximately $10.6 million of the Les Laboratoires Servier and Institut de Recherches Servier (collectively, Servier) flotetuzumab license grant fee during the year ended December 31, 2020 due to Servier's notice of their intention to terminate the agreement effective January 15, 2020; and

•decreased revenue recognition of $6.0 million of the F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche) upfront payment during the year ended December 31, 2020 due to Roche's termination of the agreement effective November 2019.
The increase of $4.9 million in revenue from government agreements for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to increased clinical trial activity of MGD014 and development of the second DART molecule.
Research and Development Expenses
The following represents a comparison of our research and development expenses for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Increase/(Decrease)
	2020	2019

	(dollars in millions)
Margetuximab	$49.5	$52.2	$(2.7)	(5)%
Flotetuzumab (a)	26.6	15.1	11.5	76%
Tebotelimab	23.5	22.5	1.0	4%
Retifanlimab	22.7	19.7	3.0	15%
Enoblituzumab	14.2	20.7	(6.5)	(31)%
MGC018	12.8	12.6	0.2	2%
MGD019	8.6	7.0	1.6	23%
DART molecules under HIV government contract	7.0	2.9	4.1	141%
IMGC936	4.3	6.2	(1.9)	(31)%
MGD024	3.3	3.5	(0.2)	(6)%
Other programs (b)	20.7	32.9	(12.2)	(37)%
Total research and development expenses	$193.2	$195.3	$(2.1)	(1)%
(a) 2019 expenses are shown net of reimbursements from collaboration partner.
(b) Includes research and discovery projects, as well as early preclinical and terminated molecules.
Research and development expenses for the year ended December 31, 2020 decreased by $2.1 million compared to the year ended December 31, 2019. This decrease was primarily attributable to:
•decreased clinical trial costs related to our enoblituzumab studies;
•decreased costs related to margetuximab postBiologics License Application submission; and
•decreased spend on certain preclinical programs as well as decreased clinical trial costs related to MGD007 and MGD009 as these programs have been discontinued;
These decreases were partially offset by:
•increased flotetuzumab development costs due to increased clinical trial enrollment and regulatory costs, and the end of cost sharing with Servier;
•increased development and manufacturing costs related to the second DART molecule under our contract with the National Institute of Allergy and Infectious Diseases (NIAID); and
•increased development and manufacturing costs related to retifanlimab due to timing of manufacturing activities for Incyte.

General and Administrative Expenses
The following represents a comparison of our general and administrative expenses for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Increase/(Decrease)
	2020	2019

	(dollars in millions)
General and administrative expenses	$42.7	$46.1	$(3.4)	(7)%
General and administrative expenses decreased for the year ended December 31, 2020 by $3.4 million compared to 2019 primarily due to decreased spend on external expenses, including consulting.
Other Income (Expense)
The decrease in other income of $24.1 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily due to the revaluation at June 30, 2019 of the warrants received under the Provention License Agreement and Asset Purchase Agreement and decreased investment income. The warrants were exercised, and the acquired shares subsequently sold, during 2019, therefore no such revaluation is reflected in other income during the year ended December 31, 2020.

Liquidity and Capital Resources
Our multiple product candidates currently under development will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use.
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings, revenue from our multiple collaboration agreements, and contracts and grants from NIAID. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2020, anticipated and potential collaboration payments, and product revenues should enable us to fund our operations into 2023, assuming our programs and collaborations advance as currently contemplated.
Similar to the other risk factors pertinent to our business, the COVID-19 outbreak might unfavorably impact our ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact of the outbreak on our business and financial position.
Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Increase/(Decrease)
	2020	2019

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(111.9)	$(134.3)	$22.4	17%
Investing activities	(7.8)	(79.4)	71.6	90%
Financing activities	174.3	120.0	54.3	45%
Net increase (decrease) in cash and cash equivalents	$54.6	$(93.7)	$148.3	158%

Operating Activities
Net cash provided by or used in operating activities reflects, among other things, the amounts used to advance our clinical trials and preclinical activities. The principal use of cash in operating activities for all periods presented was primarily the result of our net loss, adjusted for non-cash items, with the year ended December 31, 2020 benefiting from the $40.0 million in milestone payments received from Incyte, the $20.0 million upfront payment from Janssen, and the $12.0 million received from BII. The year ended December 31, 2019 benefited from the $22.5 million net upfront payment from Zai Lab and the $15.0 million upfront payment from I-Mab.
Investing Activities
Net cash used in investing activities during the years ended December 31, 2020 and 2019 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities.
Financing Activities
Net cash provided by financing activities for the years ended December 31, 2020 and 2019 reflects net cash proceeds from our securities offerings of approximately $170.5 million and $118.7 million, respectively, and cash from stock option exercises and the purchase of shares under our employee stock purchase plan.

Contractual Obligations and Contingent Liabilities
Our current obligations and contingent liabilities are limited to the operating leases at our facilities in Maryland and California. The following table represents future minimum operating lease payments under non-cancelable operating leases as of December 31, 2020:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

	(in millions)
Operating Leases	$39.1	$6.7	$13.7	$10.9	$7.8

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $272.5 million. Our primary exposure to market risk is related to changes in interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 in this Annual Report on Form 10-K.

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2020, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2020 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2020, the Company's internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein on the following page.
ITEM 9B.    OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited MacroGenics, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MacroGenics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021, expressed an unqualified opinion thereon.
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
February 25, 2021

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate herein by reference the relevant information concerning directors, executive officers and corporate governance to be included in our definitive proxy statement for the 2021 annual meeting of stockholders (the 2021 Proxy Statement).

ITEM 11.    EXECUTIVE COMPENSATION
We incorporate herein by reference the relevant information concerning executive compensation to be included in the 2021 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate herein by reference the relevant information concerning security ownership of certain beneficial owners and management to be included in the 2021 Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate herein by reference the relevant information concerning certain other relationships and related transactions to be included in the 2021 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
We incorporate herein by reference the relevant information concerning principal accountant fees and services to be included in the 2021 Proxy Statement.

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
Scott Koenig, M.D., Ph.D.
President and CEO and Director
Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Koenig	President and CEO and Director	February 25, 2021
Scott Koenig, M.D., Ph.D.	(Principal Executive Officer)

/s/ James Karrels	Senior Vice President, Chief Financial	February 25, 2021
James Karrels	Officer and Secretary (Principal Financial Officer)

/s/ Lynn Cilinski	Vice President, Controller and Treasurer	February 25, 2021
Lynn Cilinski	(Principal Accounting Officer)

/s/ Paulo Costa	Director	February 25, 2021
Paulo Costa

/s/ Karen Ferrante, M.D.	Director	February 25, 2021
Karen Ferrante, M.D.

/s/ Kenneth Galbraith	Director	February 25, 2021
Kenneth Galbraith

/s/ Edward Hurwitz	Director	February 25, 2021
Edward Hurwitz

/s/ Scott Jackson	Director	February 25, 2021
Scott Jackson

/s/ Federica O’Brien	Director	February 25, 2021
Federica O’Brien

/s/ Jay Siegel, M.D.	Director	February 25, 2021
Jay Siegel, M.D.

/s/ David Stump, M.D.	Director	February 25, 2021
David Stump, M.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MacroGenics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

Clinical Trial Accruals

Description of the Matter
As disclosed in Note 2 to the consolidated financial statements, the Company expenses research and development expenditures as incurred, which include costs relating to clinical trial activities. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the clinical research organizations (CROs), investigators, professional service providers, and other vendors providing development services (collectively, the “service providers”). The Company’s clinical trial accrual balance at December 31, 2020 is included in accrued expenses and other current liabilities of $34.2 million on the consolidated balance sheet, and the Company’s related 2020 clinical trial expenses are included in research and development costs and expenses of $193.2 million on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

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

To test the clinical trial accruals, our audit procedures included, among others, reviewing a sample of agreements with the service providers to corroborate key financial and contractual terms, and testing the accuracy and completeness of the underlying data used in the accrual computations. We also evaluated management’s estimates of the progress of a sample of clinical trials by making direct inquiries of the Company’s operations personnel that oversee the clinical trials and obtaining information directly from certain service providers about the service providers’ estimate of costs that had been incurred through December 31, 2020. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Baltimore, Maryland
February 25, 2021

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$181,131	$126,472
Marketable securities	91,400	89,284
Accounts receivable	23,081	12,744
Prepaid expenses and other current assets	16,982	11,285
Total current assets	312,594	239,785

Property, equipment and software, net	42,225	48,211
Other assets	23,924	24,505
Total assets	$378,743	$312,501

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,031	$4,308
Accrued expenses and other current liabilities	34,198	27,139
Deferred revenue	4,456	10,700
Lease liabilities	3,988	3,020
Total current liabilities	50,673	45,167

Deferred revenue, net of current portion	6,926	9,153
Lease liabilities, net of current portion	25,260	27,553
Total liabilities	82,859	81,873

Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 56,244,771 and 48,958,763 shares outstanding at December 31, 2020 and December 31, 2019, respectively	562	490
Additional paid-in capital	1,067,150	872,204
Accumulated other comprehensive income (loss)	(7)	16
Accumulated deficit	(771,821)	(642,082)
Total stockholders' equity	295,884	230,628
Total liabilities and stockholders' equity	$378,743	$312,501
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Revenue from collaborative and other agreements	$97,764	$62,024	$58,644
Revenue from government agreements	7,119	2,164	1,477
Total revenues	104,883	64,188	60,121

Costs and expenses:
Research and development	193,201	195,309	190,827
General and administrative	42,742	46,064	40,500
Total costs and expenses	235,943	241,373	231,327

Loss from operations	(131,060)	(177,185)	(171,206)

Other income (expense)	1,321	25,374	(247)
Net loss	(129,739)	(151,811)	(171,453)

Other comprehensive loss:
Unrealized gain (loss) on investments	(23)	19	58
Comprehensive loss	$(129,762)	$(151,792)	$(171,395)

Basic and diluted net loss per common share	$(2.47)	$(3.16)	$(4.19)
Basic and diluted weighted average number of common shares	52,442,389	48,082,728	40,925,318
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2017	36,859,077	$369	—	$—	$611,270	$(312,340)	$(61)	$299,238
Cumulative effect of adoption of accounting standards	—	—	—	—	—	(6,478)	—	(6,478)
Share-based compensation	—	—	—	—	16,520	—	—	16,520
Issuance of common stock, net of offering costs	5,175,000	52	—	—	103,207	—	—	103,259
Stock plan related activity	319,224	3	11,070	(260)	1,990	—	—	1,733
Retirement of treasury stock	—	—	(11,070)	260	(260)	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	58	58
Net loss	—	—	—	—	—	(171,453)	—	(171,453)
Balance, December 31, 2018	42,353,301	424	—	—	732,727	(490,271)	(3)	242,877
Share-based compensation	—	—	—	—	19,571	—	—	19,571
Issuance of common stock, net of offering costs	6,325,000	63	—	—	118,594	—	—	118,657
Stock plan related activity	280,462	3	—	—	1,312	—	—	1,315
Unrealized gain on investments	—	—	—	—	—	—	19	19
Net loss	—	—	—	—	—	(151,811)	—	(151,811)
Balance, December 31, 2019	48,958,763	490	—	—	872,204	(642,082)	16	230,628
Share-based compensation	—	—	—	—	20,676	—	—	20,676
Issuance of common stock, net of offering costs	6,612,815	66	—	—	170,390	—	—	170,456
Stock plan related activity	673,193	6	74,632	(2,012)	5,892	—	—	3,886
Retirement of treasury stock	—	—	(74,632)	2,012	(2,012)	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	(129,739)	—	(129,739)
Balance, December 31, 2020	56,244,771	$562	—	$—	$1,067,150	$(771,821)	$(7)	$295,884
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(129,739)	$(151,811)	$(171,453)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,957	12,306	9,160
Amortization of premiums and discounts on marketable securities	(260)	(1,461)	(881)
Share-based compensation	20,676	19,571	16,520
Changes in operating assets and liabilities:
Accounts receivable	(10,337)	16,839	(15,941)
Prepaid expenses	(5,697)	(4,878)	(3,255)
Other assets	581	(1,578)	(4,580)
Accounts payable	3,723	787	1,554
Accrued expenses and other current liabilities	6,994	(6,057)	3,208
Lease liabilities	(1,324)	2,881	—
Deferred revenue	(8,472)	(20,869)	13,405
Deferred rent	—	—	(971)
Net cash provided by (used in) operating activities	(111,898)	(134,270)	(153,234)

Cash flows from investing activities
Purchases of marketable securities	(223,745)	(264,399)	(132,750)
Proceeds from sales and maturities of marketable securities	221,866	189,330	214,348
Purchases of property, equipment and software	(5,906)	(4,289)	(24,954)
Net cash used in investing activities	(7,785)	(79,358)	56,644

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	170,456	118,657	103,259
Proceeds from stock option exercises and ESPP purchases	5,898	1,315	1,992
Purchase of treasury stock	(2,012)	—	(260)
Net cash provided by financing activities	174,342	119,972	104,991
Net change in cash and cash equivalents	54,659	(93,656)	8,401
Cash and cash equivalents at beginning of period	126,472	220,128	211,727
Cash and cash equivalents at end of period	$181,131	$126,472	$220,128

Non-cash operating and investing activities:
Right-of-use assets modified in exchange for operating lease obligation	$—	$6,408	$—
Fair value of warrants received	$—	$—	$6,130
See accompanying notes.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Nature of Operations
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on developing and commercializing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. In December 2020, the U.S. Food and Drug Administration (FDA) approved MARGENZA (margetuximab-cmkb). In addition, the Company has a pipeline of product candidates in human clinical testing that have been created primarily using its proprietary, antibody-based technology platforms. The Company believes its product candidates have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, MacroGenics UK Limited and MacroGenics Limited. All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment, which is developing and commercializing monoclonal antibody-based therapeutics.
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
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13), which modifies the measurement of expected credit losses on certain financial instruments. In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and requires the recognition of an allowance for credit losses rather than reductions in the amortized cost of the securities. The Company adopted ASU 2016-13 and all related ASU amendments on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The Company evaluated its available-for-sale debt securities at January 1, 2020 and determined that no cumulative-effect adjustment was required. Adoption of the new standard did not have a material impact on the Company's consolidated financial statements.
Under the new guidance, at each reporting date, entities must evaluate their individual available-for-sale debt securities that are in an unrealized loss position and determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company evaluates various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of the impairment. The amount of the decline related to credit losses is recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of the decline not related to credit losses is recorded through other comprehensive income. See Note 3, Marketable Securities, for additional information.
Accounts Receivable
Accounts receivable that management has the intent and ability to collect are reported in the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote.
The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2020 or 2019, as the Company has a history of collecting on all outstanding accounts.
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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$49,004	$49,004	$—	$—
U.S Treasury securities	60,623	—	60,623	—
Corporate debt securities	33,776	—	33,776	—
Total assets measured at fair value (a)	$143,403	$49,004	$94,399	$—

	Fair Value Measurement at December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$46,149	$46,149	$—	$—
Government-sponsored enterprises	13,222	—	13,222	—
Corporate debt securities	103,135	—	103,135	—
Total assets measured at fair value (b)	$162,506	$46,149	$116,357	$—
(a) Total assets measured at fair value at December 31, 2020 includes approximately $52.0 million reported in cash and cash equivalents on the balance sheet.
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
The Company's revenue relates to agreements with various collaborators and contracts and research grants received from U.S. government agencies. The following table includes those collaborators that represent more than 10% of total revenue earned in the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Incyte Corporation (Incyte)	47%	35%	68%
Janssen Biotech, Inc. (Janssen)	19%	*	*
Zai Lab Limited (Zai Lab)	11%	29%	*
Les Laboratoires Servier and Institut de Recherches Servier (Servier)	*	18%	*
* Balance is less than 10%
The following table includes those counterparties that represent more than 10% of accounts receivable at the date indicated:

	December 31,
	2020	2019
Janssen	87%	*
Incyte	*	62%
Zai Lab	*	23%

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
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment (ASC 360). ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or asset group. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset group. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. For the years ended December 31, 2020, 2019 and 2018, the Company determined that there were no impaired assets.
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
Revenues
The Company recognizes revenue under ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (collectively ASC 606) when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
Licenses. When the Company grants a license to its intellectual property, it determines whether the nature of the intellectual property to which the customer will have rights is functional intellectual property (functional IP), which has significant standalone functionality, or symbolic intellectual property (symbolic IP) which does not have significant standalone functionality. Revenue from functional IP is recognized at the point in time when control of the distinct license is transferred to the customer. Revenue from symbolic IP is recognized over the access period to the Company’s intellectual property. If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and when (or as) the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the licensee and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the licensee can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.
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

	Year Ended December 31,
	2020	2019	2018
Stock options and RSUs	7,467,603	7,159,494	5,273,964

Recently Adopted Accounting Standards
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (ASU 2018-15). This new standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Accounting for Internal-Use Software, to determine which implementation costs to capitalize as assets and amortize over the term of the hosting arrangement or expense as incurred. The Company adopted ASU 2018-15 effective January 1, 2020 and elected to apply this standard prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the interaction between Topic 808 and Topic 606 (ASU 2018-18). The amendments provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. It also specifically (i) addresses when the participant should be considered a customer in the context of a unit of account, (ii) adds unit-of-account guidance in ASC 808 to align with guidance in ASC 606, and (iii) precludes presenting revenue from a collaborative arrangement together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer. The Company adopted ASU 2018-18 effective January 1, 2020, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.
The Company has evaluated all other ASUs issued through the date the consolidated financials were issued and believes that the adoption of these will not have a material impact on the Company's consolidated financial statements.

3. Marketable Securities
Available-for-sale marketable securities as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$60,630	$1	$(7)	$60,624
Corporate debt securities	30,777	2	(3)	30,776
Total	$91,407	$3	$(10)	$91,400

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$13,216	$6	$—	$13,222
Corporate debt securities	76,052	20	(10)	76,062
Total	$89,268	$26	$(10)	$89,284
All of the Company's available-for-sale securities held at December 31, 2020 and 2019 had contractual maturities of less than one year. All of the Company’s available-for-sale marketable debt securities in an unrealized loss position as of December 31, 2020 and 2019 were in a loss position for less than twelve months.  Unrealized losses on available-for-sale debt securities as of December 31, 2020 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for the year ended December 31, 2020. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. No losses related to other-than-temporary impairments of the Company’s available-for-sale debt securities were recorded in Accumulated other comprehensive income during the year ended December 31, 2019. The Company recorded interest income of $0.8 million, $3.4 million and $2.3 million during the years ended December 31, 2020, 2019 and 2018, respectively, which is included in Other income (expense) on the consolidated statements of operations and comprehensive loss.

4. Property, Equipment and Software
Property, equipment and software consists of the following (in thousands):

	December 31,
	2020	2019
Computer equipment	$2,663	$2,430
Software	8,242	7,513
Furniture and office equipment	713	713
Motor vehicles	50	50
Lab equipment	41,202	38,368
Leasehold improvements	48,884	48,675
Construction in progress	2,022	187
Property, equipment and software	103,776	97,936
Less accumulated depreciation and amortization	(61,551)	(49,725)
Property, equipment and software, net	$42,225	$48,211

Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2020, 2019 and 2018 was $12.0 million, $12.3 million and $9.2 million, respectively.

5. Leases
As described in Note 2. Summary of Significant Accounting Policies, the Company adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with historic accounting under Topic 840.
The Company has non-cancelable operating leases for manufacturing, laboratory, office and warehouse space in Maryland and a non-cancelable operating lease for laboratory and office space in California. A portion of the space under one of these leases is subleased to a third party. All of these leases include one or more options to renew, with those renewal periods ranging from five to fourteen years.
The table below presents supplemental balance sheet information related to operating leases:

	December 31,
	2020	2019
Weighted-average remaining lease term (in years)	5.9	5.6
Weighted-average discount rate	9.7%	9.9%
Upon adoption of ASC 842 on January 1, 2019, it was not reasonably certain that the Company would extend any of its operating leases, therefore the options to extend the lease terms were not recognized as part of the ROU assets or lease liabilities. During the year ended December 31, 2019, the Company exercised the options to extend two leases for an additional five years each, therefore the Company remeasured the lease liability and adjusted the carrying amount of the ROU asset related to these leases. During the years ended December 31, 2020 and 2019, the Company made cash payments for operating leases of $5.9 million and $6.4 million, respectively. As of December 31, 2020 and 2019, the Company’s ROU assets were valued at $19.3 million and $20.2 million, respectively, and are included in Other assets on the consolidated balance sheet.
The components of lease cost for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Operating lease cost	$5,410	$5,463
Variable lease cost	1,083	1,366
Sublease income	(770)	(942)
Net lease cost	$5,723	$5,887

As of December 31, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2021	$6,726
2022	6,940
2023	6,796
2024	5,856
2025	5,084
Thereafter	7,764
Total lease payments	39,166
Present value adjustment	(9,918)
Lease liabilities	$29,248

6. Stockholders' Equity

The Company's amended and restated certificate of incorporation authorizes 125,000,000 shares of common stock, and 5,000,000 shares of undesignated preferred stock, both with a par value of $.01 per share. There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2020 or 2019.
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
In December 2019, the Company entered into a sales agreement with an agent to sell, from time to time, shares of its common stock in amounts of up to $50.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. This agreement was amended in June 2020 to increase the maximum amount of the offering to $175.0 million. The shares that may be sold under the sales agreement would be issued and sold pursuant to the Company's shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission on December 23, 2019. During the year ended December 31, 2020, the Company sold 6,612,815 shares of common stock at a weighted average price per share of $26.46, resulting in net proceeds of approximately $170.5 million, net of underwriting discounts and commissions and other offering expenses.

7. Stock-based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the year ended December 31, 2020, employees purchased 32,430 shares of common stock under the 2016 ESPP for net proceeds to the Company of approximately $0.6 million.
Employee Stock Incentive Plans
Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the Internal Revenue Code (IRC), or non-qualified stock options. In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares. As of December 31, 2020, under the 2003 Plan, there were options to purchase an aggregate of 249,959 shares of common stock outstanding at a weighted average exercise price of $2.79 per share.
In October 2013, the Company implemented the 2013 Plan. The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards. The aggregate number of shares of common stock initially available for issuance pursuant to awards under the 2013 Plan was 1,960,168 shares. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the year ended December 31, 2020, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 11,896,613. If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of December 31, 2020, under the 2013 Plan, there were options to purchase an aggregate of 7,008,394 shares of common stock outstanding at a weighted average exercise price of $22.14 per share.
The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Research and development	$10,833	$10,023	$7,919
General and administrative	9,843	9,548	8,601
Total stock-based compensation expense	$20,676	$19,571	$16,520
Employee Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Year Ended December 31,
	2020	2019	2018
Expected dividend yield	0%	0%	0%
Expected volatility	67% - 109%	74% - 76%	68% - 72%
Risk-free interest rate	0.4% - 1.8%	1.4% - 2.6%	2.4% - 3.1%
Expected term	6.25 years	6.25 years	6.25 years
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

The following table summarizes stock option activity for 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	6,706,994	$22.33	6.9
Granted	1,851,327	15.11
Exercised	(504,445)	10.56
Forfeited or expired	(795,523)	20.72
Outstanding, December 31, 2020	7,258,353	21.48	6.8	$27,409

December 31, 2020:
Exercisable	4,660,921	22.92	5.8	13,906
Vested and expected to vest	6,973,272	21.57	6.7	26,011
During 2020, 2019 and 2018 the Company issued 504,445, 219,045 and 274,362 net shares of common stock, respectively, in conjunction with stock option exercises. The Company received cash proceeds from the exercise of stock options of approximately $5.3 million, $0.7 million and $0.9 million during 2020, 2019 and 2018, respectively.
The weighted-average grant-date fair value of options granted during 2020, 2019 and 2018 was $10.68, $13.98 and $17.90 per share, respectively. The total intrinsic value of options exercised during 2020, 2019 and 2018 was approximately $4.3 million, $2.9 million and $5.2 million, respectively. The total fair value of stock options which vested during 2020, 2019 and 2018 was $16.7 million, $17.7 million and $16.4 million, respectively. As of December 31, 2020, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was $27.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
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
The following table summarizes RSU activity for 2020:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2019	452,500	$15.32
Granted	15,000	23.68
Exercised	(210,950)	15.32
Forfeited or expired	(47,300)	15.32
Outstanding, December 31, 2020	209,250	15.92

At December 31, 2020, there was $2.0 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of eight months.

8.  Income Taxes
For the years ended December 31, 2020, 2019 and 2018 there was no provision for income taxes due to taxable losses generated, fully offset by a valuation allowance.

The significant components of the Company's deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2020	2019
Deferred income tax assets:
Federal U.S. net operating loss carryforward	$136,086	$116,436
State net operating loss carryforward	37,465	31,110
Research and development credit, net	50,271	35,580
Orphan drug credit, net	23,409	22,881
Operating lease liabilities	8,048	8,413
Deferred revenue	3,132	367
Other	14,285	9,123
Gross deferred income tax assets	272,696	223,910
Valuation allowance	(263,403)	(214,893)
Net deferred income tax assets	9,293	9,017

Deferred income tax liabilities:
Depreciation	(2,123)	(438)
Operating lease ROU assets	(5,316)	(5,547)
Prepaid expenditures	(1,854)	(3,032)
Gross deferred income tax liabilities	(9,293)	(9,017)
Net deferred income tax asset/(liability)	$—	$—

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
As of December 31, 2020, the Company has U.S. federal and state net operating loss (NOL) carryforwards of approximately $648.0 million. Of these NOLs, $237.7 million will expire in various years beginning in 2025 through 2037. $410.3 million of NOLs were generated post December 31, 2017 and carryforward indefinitely. In addition, the Company has U.S. federal tax credits of $69.6 million which will expire in various years beginning in 2022 through 2039.
The use of the Company's U.S. federal NOL and tax credit carryforwards in future years are restricted due to changes in the Company's ownership and tax attributes acquired through the Company's acquisitions. As of December 31, 2020, $13.5 million of the Company's U.S. Federal NOLs are limited for use over the years 2021 – 2028 in which a range of such amounts could be utilized on an annual basis of $0.2 million to $1.4 million. The remaining $634.5 million of NOLs is not limited and can be offset against future taxable income, subject to certain limitations for newly enacted tax legislation.

The reconciliation of the reported estimated income tax benefit to the amount that would result by applying the U.S. federal statutory tax rate to the net income is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

United States federal tax at statutory rate	$(27,245)	$(31,880)	$(36,005)
State taxes (net of federal benefit)	(8,100)	(9,524)	(11,133)
Deferred income tax adjustments	344	2,004	(4,435)
Research credit, net	(14,691)	(5,830)	(8,466)
Orphan drug credit, net	(528)	(301)	(872)
Other permanent items	1,156	1,206	148
Equity-based compensation	554	1,889	758
Change in valuation allowance	48,510	42,436	60,005
Income tax expense/(benefit)	$—	$—	$—
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$4,950	$4,318	$3,395
Increases for current year tax positions	839	637	642
Increases/(decreases) for prior year tax positions	337	(5)	281
Ending balance	$6,126	$4,950	$4,318
As of December 31, 2020 and 2019, of the total gross unrecognized tax benefits, approximately $6.1 million and $4.9 million would favorably impact the Company's effective income tax rate, respectively. Although, due to the Company's determination that the deferred income tax asset would not more likely than not be realized, a valuation allowance would be recorded, therefore, zero net impact would result within the Company's effective income tax rate. The Company's uncertain income tax position liability has been recorded to deferred income taxes to offset the tax attribute carryforward amounts.
For the years ended December 31, 2020, 2019 and 2018, the Company has not recognized any interest or penalties related to the uncertain income tax positions due to the fact such position is related to tax attribute carryforwards which have not yet been utilized. The Company does not expect its unrecognized income tax position to significantly decrease within the next twelve months.
The Company's U.S. Federal and state income tax returns from 2001 forward remain open to examination due to the carryover of unused income tax credits, and from 2004 forward due to the carryover of unused net operating losses.

9. Collaboration and Other Agreements
Incyte
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte for retifanlimab (formerly known as MGA012 and INCMGA0012), an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017.
Under the terms of the Incyte License Agreement, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization by Incyte, the Company could receive up to approximately $420.0 million in development and regulatory milestones, and up to $330.0 million in commercial milestones. From its inception through December 31, 2020, the Company has recognized $55.0 million in development milestones under this agreement, and another $10.0 million milestone was achieved related to development progress of retifanlimab outside the U.S. subsequent to December 31, 2020. If retifanlimab is approved and commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with

Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement. Finally, Incyte funded the Company's activities related to the ongoing monotherapy clinical study.
The Company evaluated the Incyte License Agreement under the provisions of ASC 606 and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. During the year ended December 31, 2018, it became probable that a significant reversal of cumulative revenue would not occur for three development milestones totaling $15.0 million related to retifanlimab meeting certain clinical proof-of-concept criteria. Therefore the associated consideration was added to the estimated transaction price and was recognized as revenue. During the year ended December 31, 2020, it became probable that a significant reversal of cumulative revenue would not occur for two development milestones totaling $40.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab, including Incyte’s initiation of a Phase 3 clinical trial. Therefore the associated consideration was added to the estimated transaction price and was recognized as revenue.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed over a period spanning 2017 and 2018. The Company recognized revenue of $40.0 million, $0.1 million and $18.8 million under the Incyte Agreement during the years ended December 31, 2020, 2019 and 2018, respectively. The revenue recognized during the year ended December 31, 2020 reflected milestone revenue of $40.0 million, and the revenue recognized during the year ended December 31, 2018 included milestone revenue of $15.0 million.
The Company also has an agreement with Incyte, which was entered into in 2018, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price will be recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue of $8.6 million, $22.1 million and $22.2 million, respectively, for services performed under this agreement.
In October 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price will be recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the year ended December 31, 2020, the Company recognized revenue of $1.4 million for services performed under this agreement.

Zai Lab
In 2018, the Company entered into a collaboration and license agreement with Zai Lab (Zai Lab Agreement) under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (Zai Lab’s territory) for (i) margetuximab, an immune-optimized anti-HER2 monoclonal antibody, (ii) tebotelimab (formerly known as MGD013), a bispecific DART molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development. Zai Lab will lead clinical development of these molecules in its territory.
Under the terms of the Zai Lab Agreement, Zai Lab paid the Company an upfront payment of $25.0 million ($22.5 million after netting value-added tax withholdings of $2.5 million). Assuming successful development and commercialization of margetuximab, tebotelimab and the TRIDENT molecule, the Company could receive up to $140.0 million in development and regulatory milestones, $4.0 million of which ($3.6 million after netting value-added tax withholdings of $0.4 million) was earned during the year ended December 31, 2020. In addition, Zai Lab would pay the Company tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of tebotelimab in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.
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
    Due to the short-term nature of the recognition period, the revenue associated with the tebotelimab performance obligation was recognized on a straight-line basis as the Company performed research and development activities under the agreement. The fixed consideration related to the margetuximab performance obligation was also recognized on a straight-line basis as the Company performed research and development activities under the agreement due to the short-term nature of the recognition period. Straight-line recognition is materially consistent with the pattern of performance of the research and development activities of each product candidate. The variable consideration related to the margetuximab performance obligation was recognized upon certain regulatory achievements during 2020. During the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue of $8.6 million, $16.1 million and $1.3 million, respectively, related to the Zai Lab Agreement. Revenue recognized during 2020 included net milestone revenue of $3.6 million, whereas revenue during 2019 and 2018 reflected the recognition of the deferred upfront payment. At December 31, 2019, $5.0 million of revenue was deferred under this agreement, all of which was current and recognized in 2020.
During 2019, the Company entered into two agreements under which the Company is to perform manufacturing services for Zai Lab’s clinical needs of margetuximab and tebotelimab (Zai Lab Clinical Supply Agreements). The Company evaluated the agreements under ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within the contract: to perform services related to manufacturing the clinical supply of each of margetuximab and tebotelimab. The transaction price is based on the costs incurred to manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the years ended December 31, 2020 and 2019, the Company recognized revenue of $2.7 million and $2.2 million, respectively, related to the Zai Lab Clinical Supply Agreements.
Janssen
In December 2020, the Company entered into a research collaboration and license agreement with Janssen to develop a novel DART molecule (Janssen Agreement). The research collaboration will incorporate the Company’s proprietary DART platform to enable simultaneous targeting of two undisclosed targets in a therapeutic area outside oncology. Under the terms of the Janssen Agreement, Janssen paid the Company an upfront payment of $20.0 million and will be responsible for funding all research and development expenses. The Company will also be eligible to receive up to $312.0 million in potential milestone payments and tiered royalties of up to 10% on worldwide product sales.
Subject to the terms of this agreement, the Company granted Janssen an exclusive, royalty-bearing license to develop, manufacture and commercialize the preclinical bispecific molecule and the Company will perform certain research and development activities during a specified research term. The Company evaluated the Janssen Agreement under the provisions of ASC 606 and identified the following material promises under the arrangement: (i) a license to develop the preclinical bispecific molecule and (ii) performing certain research and development activities during the research term. The Company determined that the license and research and development activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as Janssen could benefit from the license on its own without the Company’s involvement during the research term. The Company determined that the transaction price of the Janssen Agreement at inception was $22.2 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for research and development activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements as well as current market conditions. The standalone selling price for agreed-upon research and development activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. This variable consideration is fully constrained until the Company begins its work under the performance obligation. The potential milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Janssen and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
The Company recognized the $20.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Janssen in December 2020. The $2.2 million allocated to the research and development activities will be recognized over the Company’s involvement in the research term, which is estimated to be less than two years.
I-Mab Biopharma
In 2019, the Company entered into a collaboration and license agreement with I-Mab Biopharma (I-Mab) to develop and commercialize enoblituzumab, an immune-optimized, anti-B7-H3 monoclonal antibody that incorporates the Company's proprietary Fc Optimization technology platform (I-Mab Agreement). I-Mab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (I-Mab's territory), will lead clinical development of enoblituzumab in its territories, and will participate in global studies conducted by the Company.
Under the terms of the I-Mab Agreement, I-Mab paid the Company an upfront payment of $15.0 million. Assuming successful development and commercialization of enoblituzumab, the Company could receive up to $135.0 million in development and regulatory milestones. In addition, I-Mab would pay the Company tiered royalties ranging from mid-teens to 20% on annual net sales in I-Mab's territory.
The Company evaluated the I-Mab Agreement under the provisions of ASC 606 and identified the following material promises under the arrangement: (i) an exclusive license to develop and commercialize enoblituzumab in I-Mab’s territories, (ii) perform certain research and development activities and (iii) conduct a chronic toxicology study. The Company determined that the license and the related research and development activities were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the Company determined that the license and related research and development activities should be combined into a single performance obligation. The Company determined that the $15.0 million upfront payment from I-Mab constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement for the license and related research and development activities. The

Company has also determined that the chronic toxicology study is distinct from the other promises and has estimated the variable consideration of that performance obligation to be approximately $1.0 million. I-Mab paid the Company for the cost of this study as the costs were incurred during 2019 and 2020, and I-Mab will be entitled to a one-time credit of eighty percent of the total amount of such costs against a future milestone, at which point the Company will reassess the transaction price for that milestone. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to I-Mab and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
    Revenue under the I-Mab Agreement is being recognized using a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. During the years ended December 31, 2020 and 2019, the Company recognized revenue of $2.1 million and $2.3 million, respectively, related to the I-Mab Agreement. At December 31, 2020, $11.4 million in revenue was deferred under the I-Mab Agreement, $4.5 million of which was current and $6.9 million of which was non-current. At December 31, 2019, $13.5 million in revenue was deferred under the I-Mab Agreement, $4.4 million of which was current and $9.1 million of which was non-current.
Provention Bio, Inc.
In 2018, the Company entered into a license agreement with Provention Bio, Inc. (Provention) pursuant to which the Company granted Provention exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a CD32B x CD79B DART molecule being developed for the treatment of autoimmune indications (Provention License Agreement). As partial consideration for the Provention License Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-3279, the Company will be eligible to receive up to $65.0 million in development and regulatory milestones and up to $225.0 million in commercial milestones. As of December 31, 2020, the Company has not recognized any milestone revenue under this agreement. If commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to the Company, and by the Company in the event that Provention challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.
Also in 2018, the Company entered into an asset purchase agreement with Provention pursuant to which Provention acquired the Company’s interest in teplizumab (renamed PRV-031), a monoclonal antibody being developed for the treatment of type 1 diabetes (Asset Purchase Agreement). As partial consideration for the Asset Purchase Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-031, the Company will be eligible to receive up to $170.0 million in regulatory milestones and up to $225.0 million in commercial milestones. As of December 31, 2020, the Company has not recognized any milestone revenue under this agreement. If commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. Provention has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to the Company, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements Provention is assuming pursuant to the Asset Purchase Agreement. Further, Provention is required to pay the Company a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by Provention to a third party.
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
The Company recognized revenue of $6.1 million when it satisfied its performance obligations under the agreements and transferred the MGD010 license and teplizumab assets to Provention in 2018. The warrants were revalued at each reporting period based on the current Black-Scholes parameters until the warrants were exercised in July 2019. The resulting increase or decrease in the value of the warrants is reflected in Other income (expense) on the 2019 consolidated statement of operations and comprehensive loss. In July 2019, the Company exercised the warrants on a cashless basis, and subsequently sold all the shares of Provention common stock acquired through the exercise. No shares of Provention stock were held subsequent to the sale of stock in 2019.
Servier
In 2012, the Company entered into a collaboration agreement with Servier and granted it exclusive options to obtain three separate exclusive licenses to develop and commercialize DART molecules, consisting of those designated by the Company as flotetuzumab (also known as MGD006 or S80880) and MGD007, as well as a third DART molecule, in all countries other than the United States, Canada, Mexico, Japan, South Korea and India (Servier Agreement). In 2014, Servier exercised its exclusive option to develop and commercialize flotetuzumab. During the term of the agreement, Servier did not exercise its options for either MGD007 or the third DART molecule. In July 2019, Servier informed the Company of its intention to terminate the Servier Agreement and the agreement was terminated effective January 15, 2020. As a result of this termination, the Company will regain full exclusive, worldwide commercialization rights to develop and market flotetuzumab.
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
The Company determined that the $20.0 million upfront payment from Servier constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, and the transaction price was allocated to the three performance obligations based on their relative standalone selling price. The milestone payments that the Company was eligible to receive prior to the exercise of the options were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. Two milestones were achieved in 2014 when the Investigational New Drug (IND) applications for flotetuzumab and MGD007 were cleared by the FDA. Upon achievement of each milestone, the constraint related to the $5.0 million milestone payment was removed and the transaction price was re-assessed. This variable consideration was allocated to each specific performance obligation in accordance with ASC 606.
Revenue associated with each performance obligation was recognized as the research and development services were provided using a cost-based input method according to research and development costs incurred to date compared to estimated total research and development costs. The transfer of control occurred over this time period and, in management’s judgment, was the best measure of progress towards satisfying the performance obligation. No revenue was recognized related to the MGD007 option during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018 the Company recognized revenue of $1.9 million related to the MGD007 option.
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

Under the provisions of ASC 808, the Company has determined that it will use ASC 606 by analogy to recognize the revenue related to the license. The Company evaluated its performance obligation to provide Servier with an exclusive license to develop and commercialize flotetuzumab and determined that its transaction price is equal to the license grant fee payment of $15.0 million and Servier consumes the benefits of the license over time as the research and development activities are performed. Therefore, the Company was recognizing the transaction price over the development period, using an input method according to research and development costs incurred to date compared to estimated total research and development costs. As noted above, in July 2019, Servier informed the Company of its intention to terminate the Servier Agreement and the agreement was terminated effective January 15, 2020. Therefore, the Company reassessed the end date of its performance obligations under the contract to be January 15, 2020.
During the years ended December 31, 2020, 2019 and 2018 the Company recognized revenue of $1.0 million, $11.6 million, and $1.2 million, respectively, related to the flotetuzumab license grant fee. At December 31, 2019, $1.0 million of revenue related to the flotetuzumab license grant fee was deferred, all of which was current and recognized in 2020.
The research and development activities component of the arrangement is not analogous to ASC 606, therefore the Company follows its policy to record expense incurred as research and development expense and record reimbursements received from Servier as an offset to research and development expense on the consolidated statement of operations and comprehensive loss during the development period. During the years ended December 31, 2019 and 2018, the Company recorded approximately $3.6 million and $6.0 million, respectively, as an offset to research and development expense under this collaborative arrangement. No offset to research and development expense under this collaborative arrangement was recorded during the year ended December 31, 2020.
Roche
In 2017, the Company entered into a research collaboration and license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche) to jointly discover and develop novel bispecific molecules to undisclosed targets (Roche Agreement). During the research term, both companies would leverage their respective platforms, including the Company's DART platform and Roche's CrossMAb and DutaFab technologies to select a bispecific format and lead product candidate. Roche would then further develop and commercialize any such product candidate. Each company would be responsible for their own expenses during the research period. In 2019, Roche informed the Company of its intention to terminate the Roche Agreement, and the agreement was terminated effective November 21, 2019.
Under the terms of the Roche Agreement, Roche received rights to use certain of the Company’s intellectual property rights to exploit collaboration compounds and products, and paid the Company an upfront payment of $10.0 million. The Company would also be eligible to receive up to $370.0 million in potential milestone payments and royalties on future sales. As of December 31, 2020, the Company has not recognized any milestone revenue under this agreement.
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
The $10.0 million transaction price was being recognized over the expected research period, which was originally 30 months, using a cost-based input method to measure performance. Upon notice of Roche's intent to terminate the agreement in August 2019, the recognition period was adjusted to end in November 2019. There was no revenue recognized under this agreement during the year ended at December 31, 2020. The Company recognized revenue under this agreement of $6.0 million and $4.0 million, respectively, during the years ended December 31, 2019 and 2018.
Boehringer Ingelheim International GmbH
In 2010, the Company entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH (BII) to discover, develop and commercialize multiple DART molecules that were to be evaluated during a five-year period that ended in 2015 (Boehringer Agreement). Under the terms of the agreement, the Company granted BII an exclusive, worldwide, royalty-bearing, license under its intellectual property to research, develop, and market DART molecules generated under the agreement. During the evaluation period, BII selected two product candidates to develop (BII DARTs). Under the terms of the Boehringer Agreement, BII paid the Company an upfront payment of $15.0 million which was fully recognized prior to December 31, 2015. The variable consideration under this agreement included potential future development and sales milestones and royalties on net sales in the event that the BII DARTs are commercialized.
In June 2020, BII agreed to a payment of $12.0 million in order to retain rights to develop the BII DARTs under the Boehringer Agreement. As a result, the Company received and recognized as revenue $12.0 million during the year ended December 31, 2020. The remaining potential development milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to royalties will be recognized when the related sales occur and therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
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
This contract includes a base period of $7.5 million to support development of MGD014 through IND application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through December 31, 2024. In 2017, NIAID exercised the first option in the amount of up to $10.8 million to fund the commencement of the MGD014 clinical trial and development of the second DART molecule. The Company recognized revenue of $7.1 million, $2.2 million and $1.3 million under the NIAID contract during the years ended December 31, 2020, 2019 and 2018, respectively.

10. Commitments and Contingencies
On September 13, 2019, a securities class action complaint was filed in the U.S. District Court for the District of Maryland by Todd Hill naming the Company, its Chief Executive Officer, Dr. Koenig, and its Chief Financial Officer, Mr. Karrels, as defendants for allegedly making false and materially misleading statements regarding the Company’s SOPHIA trial. On August 17, 2020, the Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge was appointed as Lead Plaintiff, and on October 16, 2020, the Lead Plaintiff filed an amended complaint. The amended complaint asserts a putative class period stemming from February 6, 2019 to June 4, 2019. The Company filed a Motion to Dismiss on November 30, 2020. Plaintiff filed an Opposition brief on January 29, 2021, to which the Company plans to file a timely reply. The Company intends to vigorously defend against this action. However, the outcome of this legal proceeding is uncertain at this time and the Company cannot reasonably estimate a range of loss, if any. Accordingly, the Company has not accrued any liability associated with this action.

11. Employee Benefit Plan
In 2002, the Company established the MacroGenics 401(k) Plan (the Plan) for its employees under Section 401(k) of the IRC. Under this Plan, all employees at least 21 years of age are eligible to participate in the Plan, starting on the first day of each month. Employees may contribute up to 100% of their salary, subject to government maximums.
Employees are 100% vested in their contributions to the Plan. The Company's contribution to the Plan, as determined by the Board of Directors, is discretionary. The Company's contributions to the Plan totaled $1.4 million in each of the years ended December 31, 2020 and 2019, and $1.3 million for the year ended December 31, 2018.

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

10.11+	Employment Agreement between the Company and James Karrels (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed by the Company on February 29, 2016)

10.12+	Employment Agreement between the Company and Ezio Bonvini, M.D. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2016)

10.13+	Employment Agreement between the Company and Eric Risser (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2017)

10.14†
Amendment No, 1 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated March 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2017)

10.15#	Commercial Supply Agreement by and between AGC Biologics (f/k/a CMC ICOS Biologics, Inc.) and the Company, dated December 11, 2017

10.16#	Commercial Supply Agreement by and between Incyte Corporation and the Company, dated October 13, 2020

10.17#	Product Commercialization Agreement by and between the Company and Eversana Life Science Services, LLC, dated November 13, 2020

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
†    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment granted by the SEC.
#    Portions of this document (indicated by “[***]” have been omitted because they are not material and would likely cause competitive harm to the Company if disclosed.
+    Indicates management contract or compensatory plan.