Form 10-Q
period 2021-03-31
MACROGENICS INC
filed 2021-04-29
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2021, 60,036,407 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:
•the severity and duration of the impact of the COVID-19 global pandemic on our business, operations, clinical programs, manufacturing, financial results and other aspects of our business;
•our ability to commercialize MARGENZA and our plans to develop and commercialize our product candidates;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$218,496	$181,131
Marketable securities	124,681	91,400
Accounts receivable	7,148	23,081
Inventory	6,172	—
Prepaid expenses and other current assets	18,222	16,982
Total current assets	374,719	312,594
Property, equipment and software, net	40,475	42,225
Other assets	20,251	23,924
Total assets	$435,445	$378,743

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,346	$8,031
Accrued expenses and other current liabilities	34,965	34,198
Deferred revenue	3,520	4,456
Lease liabilities	4,212	3,988
Total current liabilities	53,043	50,673
Deferred revenue, net of current portion	7,260	6,926
Lease liabilities, net of current portion	24,353	25,260
Other non current liabilities	258	—
Total liabilities	84,914	82,859
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 60,011,206 and 56,244,771 shares outstanding at March 31, 2021 and December 31, 2020, respectively	600	562
Additional paid-in capital	1,173,013	1,067,150
Accumulated other comprehensive income (loss)	11	(7)
Accumulated deficit	(823,093)	(771,821)
Total stockholders' equity	350,531	295,884
Total liabilities and stockholders' equity	$435,445	$378,743

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Revenue from collaborative and other agreements	$15,184	$12,967
Product revenue, net	887	—
Revenue from government agreements	810	715
Total revenues	16,881	13,682
Costs and expenses:
Cost of product sales	17	—
Research and development	53,121	48,894
Selling, general and administrative	15,036	10,233
Total costs and expenses	68,174	59,127
Loss from operations	(51,293)	(45,445)
Other income	21	721
Net loss	(51,272)	(44,724)
Other comprehensive income:
Unrealized gain on investments	18	56
Comprehensive loss	$(51,254)	$(44,668)

Basic and diluted net loss per common share	$(0.90)	$(0.91)
Basic and diluted weighted average common shares outstanding	57,202,846	49,012,663

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	56,244,771	$562	$1,067,150	$(771,821)	$(7)	$295,884
Share-based compensation	—	—	5,243	—	—	5,243
Issuance of common stock, net of offering costs	3,622,186	36	98,164	—	—	98,200
Stock plan related activity	144,249	2	2,456	—	—	2,458
Unrealized gain on investments	—	—	—	—	18	18
Net loss	—	—	—	(51,272)	—	(51,272)
Balance, March 31, 2021	60,011,206	$600	$1,173,013	$(823,093)	$11	$350,531

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	48,958,763	$490	$872,204	$(642,082)	$16	$230,628
Share-based compensation	—	—	4,451	—	—	4,451
Stock plan related activity	172,387	2	160	—	—	162
Unrealized gain on investments	—	—	—	—	56	56
Net loss	—	—	—	(44,724)	—	(44,724)
Balance, March 31, 2020	49,131,150	$492	$876,815	$(686,806)	$72	$190,573

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(51,272)	$(44,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,729	3,079
Amortization of premiums and discounts on marketable securities	367	(270)
Stock-based compensation	5,286	4,491
Changes in operating assets and liabilities:
Accounts receivable	15,934	938
Inventory	(6,172)	—
Prepaid expenses and other current assets	(1,239)	(1,345)
Other assets	3,673	695
Accounts payable	1,829	(2,286)
Accrued expenses and other current liabilities	855	(2,118)
Lease liabilities	(683)	(869)
Deferred revenue	(601)	(2,248)
Other non current liabilities	258	515
Net cash used in operating activities	(29,036)	(44,142)
Cash flows from investing activities
Purchases of marketable securities	(93,881)	(61,186)
Proceeds from sale and maturities of marketable securities	60,250	73,003
Purchases of property, equipment and software	(626)	(1,253)
Net cash provided by (used in) investing activities	(34,257)	10,564
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	98,200	—
Proceeds from stock option exercises and ESPP purchases	2,458	162
Net cash provided by financing activities	100,658	162
Net change in cash and cash equivalents	37,365	(33,416)
Cash and cash equivalents at beginning of period	181,131	126,472
Cash and cash equivalents at end of period	$218,496	$93,056

Supplemental Cash Flow Information
Property, equipment and software included in accounts payable or accruals	$486	$—

See notes to consolidated financial statements.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Nature of Operations
Description of the business
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on developing and commercializing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. In December 2020, the U.S. Food and Drug Administration (FDA) approved MARGENZA (margetuximab-cmkb) in combination with chemotherapy for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. The Company launched MARGENZA in collaboration with our commercialization partner, Eversana Life Science Services, LLC (Eversana), in March 2021. In addition, the Company has a pipeline of product candidates in human clinical testing that have been created primarily using its proprietary, antibody-based technology platforms. The Company believes its product candidates have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.
Liquidity
The Company’s multiple product candidates currently under development will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use.
As a biotechnology company, the Company has primarily funded its operations with proceeds from the sale of its common stock in equity offerings, revenue from its multiple collaboration agreements, and contracts and grants from the National Institute of Allergy and Infectious Diseases (NIAID). Management regularly reviews the Company’s available liquidity relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support its product development activities. Based on the Company’s most recent cash flow forecast, the Company believes its current cash, cash equivalents and marketable securities is sufficient to fund its operating plans for a minimum of twelve months from the date that this Quarterly Report was filed. The Company plans to meet its near-term operating requirements primarily through cash and marketable securities on hand, and a combination of product sales and current and future strategic collaborations and alliances and marketing, distribution or licensing arrangements. In the longer term, the Company plans to meet its operating requirements by generating revenue from product sales to the extent its other product candidates receive marketing approval and can be commercialized, or by potential future equity or debt issuances. There can be no assurances that new sources of capital will be available to the Company on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require the Company to give up some or all rights to a product or technology at less than its full potential value. If the Company is unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate one or more of its product research and development programs or clinical studies, and/or downsize its organization.
Similar to the other risk factors pertinent to the Company's business, the COVID-19 pandemic might unfavorably impact the Company's ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, the Company will continue to evaluate the nature and extent of the impact of the outbreak on its business and financial position.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.
The accompanying unaudited interim consolidated financial statements include the accounts of MacroGenics, Inc. and its wholly owned subsidiaries, MacroGenics UK Limited and MacroGenics Limited. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 25, 2021.

2. Summary of Significant Accounting Policies
During the three months ended March 31, 2021, the Company adopted the following significant accounting policies in addition to those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Inventory
The company outsources the manufacturing of MARGENZA. Prior to FDA approval of MARGENZA in December 2020, the cost of materials and expenses associated with the manufacturing of MARGENZA were recorded as research and development expense. Subsequent to regulatory approval, the Company began capitalizing MARGENZA inventory costs. The Company values its inventories at the lower of cost and estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and third-party contract manufacturing costs, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such write downs, should they occur, are recorded within the cost of sales in the statement of operations.
As of March 31, 2021, the Company’s inventory balance consisted primarily of raw materials purchased and work in progress manufactured after the FDA approval of MARGENZA.
Product Revenue, Net
The Company entered into a limited number of arrangements with specialty distributors in the United States to distribute MARGENZA. These arrangements are considered to be contracts with customers and are in the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). The Company has written contracts with each of its customers that have a single performance obligation - to deliver products upon receipt of a customer order - and these obligations are satisfied when delivery occurs and the customer receives the product. The specialty distributors subsequently resell the Company’s product to healthcare providers. Product revenue is recorded net of applicable reserves for variable consideration, including discounts and other allowances. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales. For the three months ended March 31, 2021, the shipping costs incurred were immaterial.
Reserves for Variable Consideration
Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration. Components of variable consideration typically include discounts, product returns, provider chargebacks and discounts and government rebates. Variable consideration is estimated following the expected value method in accordance with ASC 606 and includes such factors as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Estimates of the variable consideration were not deemed constrained during the three months ended March 31, 2021.
Customer Discounts and Service Fees
The Company may provide customers with discounts which are explicitly stated in the contracts. These discounts are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, these contracts may include written service arrangements whereby the Company pays fees to customers who provide services such as sales order management, data, contract administration and distribution services, at rates which we believe to be consistent with fair market value. The Company has determined such services received to date are not distinct from the Company’s sale of products to its customers and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations.
Product Returns
Consistent with industry practice, the Company offers the specialty distributors product return rights pursuant to written contracts and/or Company returned goods policies. The Company estimates the amount of its product sales that may be returned by its customers and records an estimated liability and a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product returns using industry benchmarking as well as other information available, such as visibility into the inventory remaining in the distribution channel, since the Company does not have its own returns experience. The Company's estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.
Provider Chargebacks and Discounts
Chargebacks for fees and discounts to healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from the Company. In such cases, customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. The reserve for chargebacks is established in the same period that the related revenue is recognized, resulting in a reduction of product revenue. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Chargebacks consist of credits the Company expects to issue for units that remain in the distribution channel at each reporting period end that the Company expects will be sold to qualified healthcare providers and chargebacks that customers have claimed, but for which the Company has not yet issued a credit.
Government Rebates
The Company is subject to discount and/or rebate obligations under state Medicaid programs, Medicare and contractual agreements with and statutory obligations to certain Federal and State entities. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.
Customer discounts and service fees are recorded as reductions of accounts receivable on the consolidated balance sheets. Allowance for product returns, provider chargebacks and government and other rebates are recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets.
Cost of product sales
Cost of product sales relates to sales of MARGENZA. These costs include material, manufacturing and shipping costs, as well as royalties payable on net sales of MARGENZA. All product costs incurred prior to FDA approval of MARGENZA in December 2020 were expensed as research and development expense. The Company expects cost of product sales to continue to be positively impacted as the Company sells through inventory that was expensed prior to FDA approval of MARGENZA in December 2020. The Company is currently unable to estimate how long it will be until it begins selling product manufactured post FDA approval.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The adoption of this standard as of January 1, 2021 had no impact on the Company's consolidated financial statements and related disclosures.
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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at March 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Total	Level 1	Level 2
Assets:
Money market funds	$15,014	$15,014	$—
U.S. Treasury securities	79,787	—	79,787
Government-sponsored enterprises	4,570	—	4,570
Corporate debt securities	43,824	—	43,824
Total assets measured at fair value(a)	$143,195	$15,014	$128,181

	Fair Value Measurements at December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Total	Level 1	Level 2
Assets:
Money market funds	$49,004	$49,004	$—
U.S. Treasury securities	60,623	—	60,623
Corporate debt securities	33,776	—	33,776
Total assets measured at fair value(b)	$143,403	$49,004	$94,399
(a) Total assets measured at fair value at March 31, 2021 includes approximately $18.5 million reported in cash and cash equivalents on the consolidated balance sheet.
(b) Total assets measured at fair value at December 31, 2020 includes approximately $52.0 million reported in cash and cash equivalents on the consolidated balance sheet.
The fair value of Level 2 securities is determined from market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. There were no transfers between levels during the periods presented, and the Company has no Level 3 securities in its portfolio.

4. Marketable Securities
The following tables summarize the Company's marketable debt securities (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$79,775	$12	$—	$79,787
Government-sponsored enterprises	$4,570	$—	$—	$4,570
Corporate debt securities	40,325	2	(3)	40,324
Total	$124,670	$14	$(3)	$124,681

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$60,630	$1	$(7)	$60,624
Corporate debt securities	30,777	2	(3)	30,776
Total	$91,407	$3	$(10)	$91,400

All available-for-sale marketable debt securities held as of March 31, 2021 and December 31, 2020 had contractual maturities of less than one year. All of the Company's available-for-sale marketable debt securities in an unrealized loss position as of March 31, 2021 and December 31, 2020 were in a loss position for less than 12 months.  Unrealized losses on available-for-sale debt securities as of March 31, 2021 and December 31, 2020 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for any periods presented. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

5. Inventory
All of the Company's inventory relates to the manufacturing of MARGENZA. The following table sets forth the Company's inventory as of March 31, 2021 (in thousands):

Raw materials	$1,215
Work in process	4,957
Total inventory	$6,172

Prior to FDA approval of MARGENZA in December 2020, the cost of materials and expenses associated with the manufacturing of MARGENZA were recorded as research and development expense. Subsequent to FDA approval, the Company began capitalizing inventory costs related to the manufacture of MARGENZA.

6. Stockholders' Equity
In November 2020, the Company entered into a sales agreement with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. The shares that were sold under the sales agreement were issued and sold pursuant to the Company's shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission on November 4, 2020. During the three months ended March 31, 2021, the Company sold 3,622,186 shares of common stock at a weighted average price per share of $27.60, resulting in net proceeds of approximately $98.2 million, net of underwriting discounts and commissions and other offering expenses.

7. Collaboration and Other Agreements
Incyte Corporation
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for retifanlimab (formerly known as MGA012 and INCMGA0012), an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017. In January 2021, Incyte announced that the FDA had accepted for Priority Review its Biologics License Application for retifanlimab as a potential treatment for adult patients with locally advanced or metastatic squamous cell carcinoma of the anal canal. The PDUFA target action date for retifanlimab is July 25, 2021.
Under the terms of the Incyte License Agreement, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization of retifanlimab by Incyte, the Company could receive up to approximately $420.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. From the inception of the Incyte License Agreement through March 31, 2021, the Company has recognized $65.0 million in development milestones under the Incyte License Agreement. If retifanlimab is approved and commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under ASC 606 and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2018 through March 31, 2021, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $65.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab, including Incyte’s initiation of a Phase 3 clinical trial. Therefore the associated consideration was added to the estimated transaction price.

The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed over a period spanning 2017 and 2018. During the three months ended March 31, 2021, it became probable that a significant reversal of cumulative revenue would not occur for another $10.0 million milestone related to development progress of retifanlimab outside the U.S., therefore the associated consideration was added to the estimated transaction price and was recognized as revenue. No revenue was recognized under the Incyte License Agreement during the three months ended March 31, 2020.
The Company also has an agreement with Incyte, which was entered into in 2018, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated the agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price will be recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $0.1 million and $5.9 million, respectively, for services performed under the Incyte Clinical Supply Agreement.
In October 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price will be recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the three months ended March 31, 2021, the Company recognized revenue of $3.1 million for services performed under the Incyte Commercial Supply Agreement.
Zai Lab Limited
In 2018, the Company entered into a collaboration and license agreement with Zai Lab Limited (Zai Lab) under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (Zai Lab’s territory) for (i) margetuximab, an immune-optimized anti-HER2 monoclonal antibody, (ii) tebotelimab (formerly known as MGD013), a bispecific DART molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development (Zai Lab Agreement). Zai Lab will lead clinical development of these molecules in its territory.
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
    Due to the relatively short-term nature of the recognition period, the revenue associated with the tebotelimab performance obligation was recognized on a straight-line basis as the Company performed research and development activities under the agreement. The fixed consideration related to the margetuximab performance obligation was also recognized on a straight-line basis as the Company performed research and development activities under the agreement due to the short-term nature of the recognition period. Straight-line recognition is materially consistent with the pattern of performance of the research and development activities of each product candidate. The variable consideration related to the margetuximab performance obligation was recognized upon certain regulatory achievements during 2020. The Company recognized revenue of $3.6 million during the three months ended March 31, 2020 under the Zai Lab Agreement. There was no revenue deferred under this agreement as of March 31, 2021 or December 31, 2020.
During 2019, the Company entered into two agreements under which the Company is to perform manufacturing services for Zai Lab’s clinical needs of margetuximab and tebotelimab (Zai Lab Clinical Supply Agreements). The Company evaluated the agreements under ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: to perform services related to manufacturing the clinical supply of each of margetuximab and tebotelimab. The transaction price is based on the costs incurred to manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $1.1 million and $1.0 million, respectively, related to the Zai Lab Clinical Supply Agreements.
Janssen Biotech, Inc.
In December 2020, the Company entered into a research collaboration and license agreement with Janssen Biotech, Inc. (Janssen) to develop a novel DART molecule (Janssen Agreement). The research collaboration will incorporate the Company’s proprietary DART platform to enable simultaneous targeting of two undisclosed targets in a therapeutic area outside oncology. Under the terms of the Janssen Agreement, Janssen paid the Company an upfront payment of $20.0 million and will be responsible for funding all research and development expenses. The Company will also be eligible to receive up to $312.0 million in potential milestone payments and tiered royalties of up to 10% on worldwide product sales.
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
The Company recognized the $20.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Janssen in December 2020. The $2.2 million allocated to the research and development activities is being recognized over the Company’s involvement in the research term, which is estimated to be less than two years. During the three months ended March 31, 2021, the Company recognized revenue of $0.3 million related to performance of the research and development activities.
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
    Revenue under the I-Mab Agreement is being recognized using a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $0.6 million and $1.1 million, respectively, under the I-Mab Agreement. At March 31, 2021, $10.8 million of revenue was deferred under this agreement, $3.5 million of which was current and $7.3 million of which was non-current. At December 31, 2020, $11.4 million of revenue was deferred under this agreement, $4.5 million of which was current and $6.9 million of which was non-current.
NIAID Contract
The Company entered into a contract with National Institute of Allergy and Infectious Diseases (NIAID), effective as of September 15, 2015, to perform product development and to advance up to two DART molecules, including MGD014 (NIAID Contract). Under the NIAID Contract, the Company will develop these product candidates for Phase 1/2 clinical trials as therapeutic agents, in combination with latency reversing treatments, to deplete cells infected with human immunodeficiency virus (HIV) infection. NIAID does not receive goods or services from the Company under this contract, therefore the Company does not consider NIAID to be a customer and concluded this contract is outside the scope of ASC 606.
The NIAID Contract includes a base period of up to $7.5 million to support development of MGD014 through Investigational New Drug application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through December 31, 2024. In 2017, NIAID exercised the first option in the amount of up to $10.8 million to fund the commencement of the MGD014 clinical trial and development of the second DART molecule. During the three months ended March 31, 2021 and 2020, the Company recognized revenue under the NIAID Contract of $0.8 million and $0.7 million, respectively.
8. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (IRC), and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the three months ended March 31, 2021, no shares of common stock were purchased under the 2016 ESPP.
Employee Stock Option Plans
Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the IRC, or non-qualified stock options. In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of March 31, 2021, under the 2003 Plan, there were options to purchase an aggregate of 232,034 shares of common stock outstanding at a weighted average exercise price of $2.92 per share.
In October 2013, the Company implemented the 2013 Plan.  The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards.  The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Company's Board of Directors. During the three months ended March 31, 2021, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 13,856,781.   If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of March 31, 2021, there were options to purchase an aggregate of 8,371,403 shares of common stock outstanding at a weighted average exercise price of $21.72 per share under the 2013 Plan.
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$2,727	$2,434
Selling, general and administrative	2,559	2,057
Total stock-based compensation expense	$5,286	$4,491
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended March 31,
	2021	2020
Expected dividend yield	0%	0%
Expected volatility	86.4% -86.7%	67.3% - 69.5%
Risk-free interest rate	0.6% - 1.4%	0.6% - 1.8%
Expected term	6.25 years	6.25 years

The following table summarizes stock option activity during the three months ended March 31, 2021:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	7,258,353	$21.48	6.8
Granted	1,555,796	19.52
Exercised	(144,249)	17.59
Forfeited or expired	(66,463)	17.98
Outstanding, March 31, 2021	8,603,437	21.21	7.2	$91,820
As of March 31, 2021:
Exercisable	4,825,295	22.96	5.7	43,209
Vested and expected to vest	8,167,732	21.32	7.1	86,309
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2021 and 2020 was $14.23 and $7.12, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was approximately $1.4 million and $1.1 million, respectively. The total cash received for options exercised during the three months ended March 31, 2021 and 2020 was approximately $2.5 million and $0.2 million, respectively. The total fair value of shares vested in the three months ended March 31, 2021 and 2020 was approximately $4.1 million and $3.7 million, respectively. As of March 31, 2021, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $42.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.
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
The following table summarizes RSU activity during the three months ended March 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2020	209,250	$15.92
Granted	—	—
Exercised	—	—
Forfeited or expired	(5,150)	15.32
Outstanding, March 31, 2021	204,100	15.93

At March 31, 2021, there was $1.2 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately six months.
9. Commitments and Contingencies
On September 13, 2019, a securities class action complaint was filed in the U.S. District Court for the District of Maryland by Todd Hill naming the Company, its Chief Executive Officer, Dr. Koenig, and its Chief Financial Officer, Mr. Karrels, as defendants for allegedly making false and materially misleading statements regarding the Company’s SOPHIA trial. On August 17, 2020, the Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge was appointed as Lead Plaintiff, and on October 16, 2020, the Lead Plaintiff filed an amended complaint. The amended complaint asserts a putative class period stemming from February 6, 2019 to June 4, 2019. The Company filed a Motion to Dismiss on November 30, 2020. Plaintiff filed an Opposition brief on January 29, 2021, to which the Company filed a timely reply. The Company intends to vigorously defend against this action. However, the outcome of this legal proceeding is uncertain at this time and the Company cannot reasonably estimate a range of loss, if any. Accordingly, the Company has not accrued any liability associated with this action.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations is based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with U.S. generally accepted accounting principles (GAAP), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview
We are a biopharmaceutical company focused on developing and commercializing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. In December 2020, the U.S. Food and Drug Administration (FDA) approved MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. We launched MARGENZA in March 2021. In addition, we have a pipeline of product candidates in human clinical testing, including eight immuno-oncology programs, that have been created primarily using our proprietary, antibody-based technology platforms. We believe our product candidates have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2021, combined with anticipated and potential collaboration payments and product revenues, should enable us to fund our operations through 2023, assuming our programs and collaborations advance as currently contemplated.
Through March 31, 2021, we had an accumulated deficit of $823.1 million. We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials, and incur costs related to commercial product sales.
COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted the global economy, created significant financial market volatility, disrupted global supply chains, and resulted in a significant number of infections and deaths worldwide. In addition, several national, state and local governments have placed restrictions on people from gathering in groups or interacting within a certain physical distance.
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
Notwithstanding the foregoing, we cannot precisely predict the impact that the COVID-19 pandemic will have in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of potential variations or disruptions in our supply chain, and other factors identified in Part II, Item 1A. “Risk Factors” in this Form 10-Q and "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020. Given these uncertainties, the COVID-19 pandemic could disrupt the business of certain of our collaborators and impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and/or our financial condition in the future. We will continue to closely monitor and evaluate the nature and extent of the impact of the COVID-19 pandemic to our business, consolidated results of operations, and financial condition.

Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte. In 2017, we entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for retifanlimab (also known as INCMGA0012), an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. Incyte paid us an upfront payment of $150.0 million under the terms of the agreement. In January 2021, Incyte announced that the FDA had accepted for Priority Review its Biologics License Application for retifanlimab as a potential treatment for adult patients with locally advanced or metastatic squamous cell carcinoma of the anal canal. The PDUFA target action date for retifanlimab is July 25, 2021.
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

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2020. The following accounting policies and estimates were deemed critical during the three months ended March 31, 2021.
Inventory
We outsource the manufacturing of MARGENZA. Prior to FDA approval of MARGENZA in December 2020, the cost of materials and expenses associated with the manufacturing of MARGENZA were recorded as research and development expense. Subsequent to regulatory approval, we began capitalizing MARGENZA inventory costs. We value our inventories at the lower of cost and estimated net realizable value. We determine the cost of our inventories, which includes amounts related to materials and third-party contract manufacturing costs, on a first-in, first-out basis. We perform an assessment of the recoverability of capitalized inventory during each reporting period, and we write down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such write downs, should they occur, are recorded within the cost of sales in the statement of operations.
As of March 31, 2021, our inventory balance consisted primarily of raw materials purchased and work in progress manufactured after the FDA approval of MARGENZA.
Product Revenue, Net
We entered into a limited number of arrangements with specialty distributors in the United States to distribute MARGENZA. These arrangements are considered to be contracts with customers and are in the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). We have written contracts with each of our customers that have a single performance obligation - to deliver products upon receipt of a customer order - and these obligations are satisfied when delivery occurs and the customer receives the product. The specialty distributors subsequently resell our product to healthcare providers. Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales. For the three months ended March 31, 2021, the shipping costs incurred to ship the product were immaterial.
Reserves for Variable Consideration
Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration. Components of variable consideration typically include discounts, product returns, provider chargebacks and discounts and government rebates. Variable consideration is estimated following the expected value method in accordance with ASC 606 and includes such factors as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Estimates of the variable consideration were not deemed constrained during the three months ended March 31, 2021.
Customer Discounts and Service Fees

We may provide customers with discounts which are explicitly stated in our contracts. These discounts are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, these contracts may include written service arrangements whereby the Company pays fees to customers who provide services such as sales order management, data, contract administration and distribution services, at rates which we believe to be consistent with fair market value. We have determined such services received to date are not distinct from the sale of products to our customers and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations.
Product Returns
Consistent with industry practice, we offer the specialty distributors product return rights pursuant to written contracts and/or our returned goods policies. We estimate the amount of product sales that may be returned by our customers and record an estimated liability and a reduction of revenue in the period the related product revenue is recognized. We currently estimate product returns using industry benchmarking as well as other information available, such as visibility into the inventory remaining in the distribution channel, since we do not have our own returns experience. Our estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.
Provider Chargebacks and Discounts
Chargebacks for fees and discounts to healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to our customers who directly purchase the product from us. In such cases, customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. The reserve for chargebacks is established in the same period that the related revenue is recognized, resulting in a reduction of product revenue. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and we generally issue credits for such amounts within a few weeks of the customer’s notification to us of the resale. Chargebacks consist of credits we expect to issue for units that remain in the distribution channel at each reporting period end that we expect will be sold to qualified healthcare providers and chargebacks that customers have claimed, but for which we have not yet issued a credit.
Government Rebates
We are subject to discount and/or rebate obligations under state Medicaid programs, Medicare and contractual agreements with and statutory obligations to certain Federal and State entities. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.
Customer discounts and service fees are recorded as reductions of accounts receivable on the consolidated balance sheets. Allowance for product returns, provider chargebacks and government and other rebates are recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets.
Cost of product sales
Cost of product sales relates to sales of MARGENZA. These costs include material, manufacturing and shipping costs, as well as royalties payable on net sales of MARGENZA. All product costs incurred prior to FDA approval of MARGENZA in December 2020 were expensed as research and development expense. We expect cost of product sales to continue to be positively impacted as we sell through inventory that was expensed prior to FDA approval of MARGENZA in December 2020. We are currently unable to estimate how long it will be until we begin selling product manufactured post FDA approval.

Results of Operations
Revenue
The following represents a comparison of our revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020

	(dollars in millions)
Revenue from collaborative and other agreements	$15.2	$13.0	$2.2	17%
Product revenue, net	0.9	—	0.9	N/A
Revenue from government agreements	0.8	0.7	0.1	13%
Total revenue	$16.9	$13.7	$3.2	23%

The increase in revenue of $3.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to:
•recognition of a $10.0 million development milestone from Incyte related to the further advancement of retifanlimab outside the U.S.;
•$3.1 million recognized under the Incyte Commercial Supply Agreement which was executed in late 2020; and
•$0.9 million in net product revenue from sales of MARGENZA which was approved by the FDA in December 2020.
These increases were partially offset by:
•a decrease of approximately $5.8 million in revenue recognized under the Incyte Clinical Supply Agreement due to decreased development activity;
•a decrease of $3.6 million in revenue recognized under the Zai Lab collaboration and license agreement due to a milestone being recognized in the first quarter of 2020; and
•a decrease of $1.0 million in revenue recognition of deferred revenue related to the flotetuzumab license grant fee paid to us by Les Laboratoires Servier and Institut de Recherches Servier, our former collaborators for flotetuzumab, as the recognition period ended in January 2020.

We expect our product revenue, net to increase in future periods as we continue the commercial launch of MARGENZA.
Cost of Product Sales
Cost of product sales for the three months ended March 31, 2021 consisted primarily of product royalty fees. Product sold during the three months ended March 31, 2021 consisted of drug product that was previously charged to research and development expense prior to FDA approval of MARGENZA. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the three months ended March 31, 2021. No similar cost of product sales was recognized during the three months ended March 31, 2020.

Research and Development Expense
The following represents a comparison of our research and development expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020

	(dollars in millions)
Margetuximab	$12.2	$12.0	0.2	2%
Flotetuzumab	9.4	4.4	5.0	114%
Tebotelimab	5.3	4.9	0.4	8%
Retifanlimab	3.9	12.2	(8.3)	(68)%
Enoblituzumab	4.1	3.8	0.3	8%
MGC018	4.7	2.1	2.6	124%
MGD019	3.1	1.6	1.5	94%
DART molecules under HIV government contract	1.5	1.1	0.4	36%
IMGC936	0.9	0.8	0.1	13%
MGD024	0.9	0.6	0.3	50%
Other programs (a)	7.1	5.4	1.7	31%
Total research and development expense	$53.1	$48.9	$4.2	9%
(a) Includes research and discovery projects, as well as early preclinical and terminated molecules.
Our research and development expense for the three months ended March 31, 2021 increased by $4.2 million compared to the three months ended March 31, 2020 primarily due to:
•increased flotetuzumab development and clinical trial costs related to our Phase 1/2 dose expansion study;
•increased clinical trial costs related to our MGC018 Phase 1 dose expansion study;
•increased clinical trial costs related to our MGD019 Phase 1 dose expansion study; and
•increased costs related to preclinical development of product candidates in our pipeline.
These increases were partially offset by a decrease in development and manufacturing costs related to retifanlimab due to timing of manufacturing activities for Incyte under the Incyte Clinical Supply Agreement.
We expect our research and development expense will continue to increase as we progress our pipeline of product candidates.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by $4.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to costs related to the launch of MARGENZA in the first quarter of 2021. We expect our selling, general and administrative expense to continue to increase as we continue to launch MARGENZA.
Other Income
The decrease in other income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is primarily due to decreased investment income.
Liquidity and Capital Resources
Our multiple product candidates currently under development will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use.

As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings, revenue from our multiple collaboration agreements, and contracts and grants from NIAID. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2021, anticipated and potential collaboration payments, and product revenues should enable us to fund our operations through 2023, assuming our programs and collaborations advance as currently contemplated.
Similar to the other risk factors pertinent to our business, the COVID-19 outbreak might unfavorably impact our ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact of the outbreak on our business and financial position.
Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(29.0)	$(44.1)
Investing activities	(34.3)	10.6
Financing activities	100.7	0.2
Net change in cash and cash equivalents	$37.4	$(33.4)
Operating Activities
Net cash used in operating activities reflects, among other things, the amounts used to advance our clinical trials and preclinical activities. The principal use of cash in operating activities for all periods presented was primarily the result of our net loss, adjusted for non-cash items. The three months ended March 31, 2021 benefited from the $10.0 million milestone payment from Incyte and the three months ended March 31, 2020 benefited from the $3.6 million development milestone from Zai Lab.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2021 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities. Net cash provided by investing activities during the three months ended March 31, 2020 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 reflects net cash proceeds from our securities offerings of approximately $98.2 million.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission (SEC).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of March 31, 2021, we had cash, cash equivalents and marketable securities of $343.2 million.  Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
We launched MARGENZA during the three months ended March 31, 2021. As a result, we made the following significant modifications to our internal controls over financial reporting:
•updated our policies and procedures related to product revenue and inventory and added documentation processes related to accounting for the new accounts;
•added internal controls over the accounting for product revenue and inventory; and
•added controls to address the related disclosures for product revenue and inventory.
Other than the items described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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
See note 9, Commitments and Contingencies, to the consolidated financial statements of this Quarterly Report on Form 10-Q for more information.

Item 1A.	Risk Factors
There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6.	Exhibits

3.1	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-36112) filed on April 2, 2021)

10.1+	Employment Agreement between the Company and Stephen Eck, M.D.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

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
Dated: April 29, 2021