Form 10-Q
period 2021-06-30
MACROGENICS INC
filed 2021-07-29
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2021, 61,107,288 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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
•the timing of and our ability to obtain and maintain regulatory approvals for MARGENZA and our product candidates and the labeling for any approved products;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
•our expectations regarding product candidates currently being developed by our collaborators;
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
•costs of litigation and the failure to successfully defend lawsuits and other claims against us and our expectations regarding the outcome of any regulatory or legal proceedings;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$188,970	$181,131
Marketable securities	108,346	91,400
Accounts receivable	45,248	23,081
Inventory	6,476	—
Prepaid expenses and other current assets	17,956	16,982
Total current assets	366,996	312,594
Property, equipment and software, net	39,395	42,225
Other assets	19,520	23,924
Total assets	$425,911	$378,743

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,818	$8,031
Accrued expenses and other current liabilities	39,174	34,198
Deferred revenue	16,565	4,456
Lease liabilities	4,367	3,988
Total current liabilities	69,924	50,673
Deferred revenue, net of current portion	13,476	6,926
Lease liabilities, net of current portion	23,208	25,260
Other non current liabilities	258	—
Total liabilities	106,866	82,859
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 60,133,447 and 56,244,771 shares outstanding at June 30, 2021 and December 31, 2020, respectively	601	562
Additional paid-in capital	1,181,471	1,067,150
Accumulated other comprehensive income (loss)	1	(7)
Accumulated deficit	(863,028)	(771,821)
Total stockholders' equity	319,045	295,884
Total liabilities and stockholders' equity	$425,911	$378,743

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Revenue from collaborative and other agreements	$27,168	$15,636	$42,352	$28,603
Product revenue, net	3,203	—	4,090	—
Revenue from government agreements	386	4,621	1,196	5,336
Total revenues	30,757	20,257	47,638	33,939
Costs and expenses:
Cost of product sales	22	—	39	—
Research and development	55,780	57,351	108,901	106,245
Selling, general and administrative	15,234	10,216	30,270	20,449
Total costs and expenses	71,036	67,567	139,210	126,694
Loss from operations	(40,279)	(47,310)	(91,572)	(92,755)
Other income	344	425	365	1,146
Net loss	(39,935)	(46,885)	(91,207)	(91,609)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(10)	(55)	8	1
Comprehensive loss	$(39,945)	$(46,940)	$(91,199)	$(91,608)

Basic and diluted net loss per common share	$(0.66)	$(0.94)	$(1.56)	$(1.85)
Basic and diluted weighted average common shares outstanding	60,068,315	50,018,462	58,643,496	49,515,562

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	56,244,771	$562	$1,067,150	$(771,821)	$(7)	$295,884
Share-based compensation	—	—	5,243	—	—	5,243
Issuance of common stock, net of offering costs	3,622,186	36	98,164	—	—	98,200
Stock plan related activity	144,249	2	2,456	—	—	2,458
Unrealized gain on investments	—	—	—	—	18	18
Net loss	—	—	—	(51,272)	—	(51,272)
Balance, March 31, 2021	60,011,206	600	1,173,013	(823,093)	11	350,531
Share-based compensation	—	—	6,113	—	—	6,113
Stock plan related activity	122,241	1	2,345	—	—	2,346
Unrealized loss on investments	—	—	—	—	(10)	(10)
Net loss	—	—	—	(39,935)	—	(39,935)
Balance, June 30, 2021	60,133,447	$601	$1,181,471	$(863,028)	$1	$319,045

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	48,958,763	$490	$872,204	$(642,082)	$16	$230,628
Share-based compensation	—	—	4,451	—	—	4,451
Stock plan related activity	172,387	2	160	—	—	162
Unrealized gain on investments	—	—	—	—	56	56
Net loss	—	—	—	(44,724)	—	(44,724)
Balance, March 31, 2020	49,131,150	492	876,815	(686,806)	72	190,573
Share-based compensation	—	—	5,136	—	—	5,136
Issuance of common stock, net of offering costs	4,060,482	40	96,472	—	—	96,512
Stock plan related activity	173,371	2	2,501	—	—	2,503
Unrealized loss on investments	—	—	—	—	(55)	(55)
Net loss	—	—	—	(46,885)	—	(46,885)
Balance, June 30, 2020	53,365,003	$534	$980,924	$(733,691)	$17	$247,784

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(91,207)	$(91,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,510	6,105
Amortization of premiums and discounts on marketable securities	808	(401)
Stock-based compensation	11,356	9,587
Changes in operating assets and liabilities:
Accounts receivable	(22,166)	(6,461)
Inventory	(6,476)	—
Prepaid expenses and other current assets	(974)	3,093
Other assets	4,404	995
Accounts payable	1,668	(1,476)
Accrued expenses and other current liabilities	5,365	3,337
Lease liabilities	(1,673)	(1,534)
Deferred revenue	18,659	(3,767)
Other non current liabilities	—	1,443
Net cash used in operating activities	(74,726)	(80,688)
Cash flows from investing activities
Purchases of marketable securities	(117,546)	(72,199)
Proceeds from sale and maturities of marketable securities	99,800	125,617
Purchases of property, equipment and software	(2,693)	(1,847)
Net cash provided by (used in) investing activities	(20,439)	51,571
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	98,200	96,512
Proceeds from stock option exercises and ESPP purchases	4,910	2,665
Taxes paid related to net share settlement of equity awards	(106)	—
Net cash provided by financing activities	103,004	99,177
Net change in cash and cash equivalents	7,839	70,060
Cash and cash equivalents at beginning of period	181,131	126,472
Cash and cash equivalents at end of period	$188,970	$196,532

Supplemental Cash Flow Information
Property, equipment and software included in accounts payable or accruals	$118	$—

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
Similar to the other risk factors pertinent to the Company's business, the COVID-19 pandemic might unfavorably impact the Company's ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, the Company will continue to evaluate the nature and extent of the impact of the pandemic on its business and financial position.
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

2. Summary of Significant Accounting Policies
During the six months ended June 30, 2021, the Company adopted the following significant accounting policies in addition to those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
As of June 30, 2021, the Company’s inventory balance consisted primarily of raw materials purchased and work in progress manufactured after the FDA approval of MARGENZA.
Product Revenue, Net
The Company entered into a limited number of arrangements with specialty distributors in the United States to distribute MARGENZA. These arrangements are considered to be contracts with customers and are in the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). The Company has written contracts with each of its customers that have a single performance obligation - to deliver products upon receipt of a customer order - and these obligations are satisfied when delivery occurs and the customer receives the product. The specialty distributors subsequently resell the Company’s product to healthcare providers. Product revenue is recorded net of applicable reserves for variable consideration, including discounts and other allowances. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales. For the three and six months ended June 30, 2021, the shipping costs incurred were immaterial.
Reserves for Variable Consideration
Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration. Components of variable consideration typically include discounts, product returns, provider chargebacks and discounts and government rebates. Variable consideration is estimated following the expected value method in accordance with ASC 606 and includes such factors as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Estimates of the variable consideration were not deemed constrained during the six months ended June 30, 2021.
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
Customer discounts are recorded as a reduction of accounts receivable on the consolidated balance sheets. Allowance for product returns, provider chargebacks, government and other rebates and service fees are recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets.
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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at June 30, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Total	Level 1	Level 2
Assets:
Money market funds	$16,606	$16,606	$—
U.S. Treasury securities	79,249	—	79,249
Government-sponsored enterprises	4,537	—	4,537
Corporate debt securities	42,809	—	42,809
Total assets measured at fair value(a)	$143,201	$16,606	$126,595

	Fair Value Measurements at December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Total	Level 1	Level 2
Assets:
Money market funds	$49,004	$49,004	$—
U.S. Treasury securities	60,623	—	60,623
Corporate debt securities	33,776	—	33,776
Total assets measured at fair value(b)	$143,403	$49,004	$94,399
(a) Total assets measured at fair value at June 30, 2021 includes approximately $34.9 million reported in cash and cash equivalents on the consolidated balance sheet.
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

4. Marketable Securities
The following tables summarize the Company's marketable debt securities (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$79,244	$5	$—	$79,249
Government-sponsored enterprises	4,537	—	—	4,537
Corporate debt securities	24,564	—	(4)	24,560
Total	$108,345	$5	$(4)	$108,346

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$60,630	$1	$(7)	$60,624
Corporate debt securities	30,777	2	(3)	30,776
Total	$91,407	$3	$(10)	$91,400

All available-for-sale marketable debt securities held as of June 30, 2021 and December 31, 2020 had contractual maturities of less than one year. All of the Company's available-for-sale marketable debt securities in an unrealized loss position as of June 30, 2021 and December 31, 2020 were in a loss position for less than 12 months.  Unrealized losses on available-for-sale debt securities as of June 30, 2021 and December 31, 2020 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for any periods presented. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

5. Inventory
All of the Company's inventory relates to the manufacturing of MARGENZA. The following table sets forth the Company's inventory (in thousands):

June 30, 2021
Raw materials	$607
Work in process	5,869
Total inventory	$6,476

Prior to FDA approval of MARGENZA in December 2020, the cost of materials and expenses associated with the manufacturing of MARGENZA were recorded as research and development expense. Subsequent to FDA approval, the Company began capitalizing inventory costs related to the manufacture of MARGENZA.

6. Stockholders' Equity
In November 2020, the Company entered into a sales agreement (Sales Agreement) with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. The shares that were sold under the Sales Agreement were issued and sold pursuant to the Company's shelf registration statement on Form S-3 that was filed with the SEC on November 4, 2020. During the three months ended March 31, 2021, the Company sold 3,622,186 shares of common stock at a weighted average price per share of $27.60, resulting in net proceeds of approximately $98.2 million, net of underwriting discounts and commissions and other offering expenses.

In April 2021, the Company entered into Amendment No. 1 to the Sales Agreement which increases the amount of the Company’s common stock that can be sold by the Company through its agent under the ATM Offering, from an aggregate offering price of up to $100.0 million to an aggregate offering price of up to $300.0 million. During the three months ended June 30, 2021, the Company did not sell any shares of common stock related to the ATM Offering.

7. Collaboration and Other Agreements
Incyte Corporation
Incyte License Agreement
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for retifanlimab (formerly known as MGA012 and INCMGA0012), an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017. In January 2021, Incyte announced that the FDA had accepted for Priority Review its Biologics License Application (BLA) for retifanlimab as a potential treatment for adult patients with locally advanced or metastatic squamous cell carcinoma of the anal canal. The PDUFA target action date for retifanlimab was July 25, 2021. On July 23, 2021, Incyte announced that the FDA had issued a Complete Response Letter (CRL) regarding its BLA for retifanlimab. Incyte’s announcement indicated that the FDA determined that additional data are needed to demonstrate the clinical benefit of retifanlimab for the submitted indication, and that Incyte is reviewing the CRL and will discuss next steps with the FDA.
Under the terms of the Incyte License Agreement, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization of retifanlimab by Incyte, the Company could receive up to approximately $420.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. From the inception of the Incyte License Agreement through June 30, 2021, the Company has recognized $70.0 million in development milestones under the Incyte License Agreement. If retifanlimab is approved and commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under ASC 606 and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2018 through June 30, 2021, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $70.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab, including Incyte’s initiation of a Phase 3 clinical trial. Therefore the associated consideration was added to the estimated transaction price.

The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed over a period spanning 2017 and 2018. During the three and six months ended June 30, 2021, it became probable that a significant reversal of cumulative revenue would not occur for $5.0 million and $15.0 million in milestones related to development progress of retifanlimab, respectively, therefore the associated consideration was added to the estimated transaction price and was recognized as revenue. No revenue was recognized under the Incyte License Agreement during the three and six months ended June 30, 2020.
Incyte Clinical Supply Agreement
The Company also has an agreement with Incyte, which was entered into in 2018, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated the agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price will be recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the three months ended June 30, 2021 and 2020, the Company recognized revenue of $0.7 million and $1.5 million, respectively, for services performed under the Incyte Clinical Supply Agreement. During the six months ended June 30, 2021 and 2020, the Company recognized revenue of $0.8 million and $7.4 million, respectively, for services performed under the Incyte Clinical Supply Agreement.
Incyte Commercial Supply Agreement
In October 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price will be recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the three and six months ended June 30, 2021, the Company recognized revenue of $2.8 million and $5.9 million, respectively, for services performed under the Incyte Commercial Supply Agreement.
Zai Lab Limited
2018 Zai Lab Agreement
In 2018, the Company entered into a collaboration and license agreement with Zai Lab Limited (Zai Lab) under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (Zai Lab’s territory) for (i) margetuximab, an immune-optimized anti-HER2 monoclonal antibody, (ii) tebotelimab (formerly known as MGD013), a bispecific DART molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development (2018 Zai Lab Agreement). Zai Lab will lead clinical development of these molecules in its territory.
Under the terms of the 2018 Zai Lab Agreement, Zai Lab paid the Company an upfront payment of $25.0 million ($22.5 million after netting value-added tax withholdings of $2.5 million). Assuming successful development and commercialization of margetuximab, tebotelimab and the TRIDENT molecule, the Company could receive up to $140.0 million in development and regulatory milestones, $4.0 million of which ($3.6 million after netting value-added tax withholdings of $0.4 million) was earned during the three months ended March 31, 2020. In addition, Zai Lab would pay the Company tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of tebotelimab in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.
The Company evaluated the 2018 Zai Lab Agreement under the provisions of ASC 606 and identified the following material promises under the arrangement for each of the two product candidates, margetuximab and tebotelimab: (i) an exclusive license to develop and commercialize the product candidate in Zai Lab’s territory and (ii) certain research and development activities. The Company determined that each license and the related research and development activities were not distinct from one another, as the license has limited value without the performance of the research and development activities.

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
    Due to the relatively short-term nature of the recognition period, the revenue associated with the tebotelimab performance obligation was recognized on a straight-line basis as the Company performed research and development activities under the agreement. The fixed consideration related to the margetuximab performance obligation was also recognized on a straight-line basis as the Company performed research and development activities under the agreement due to the short-term nature of the recognition period. Straight-line recognition is materially consistent with the pattern of performance of the research and development activities of each product candidate. The variable consideration related to the margetuximab performance obligation was recognized upon certain regulatory achievements during 2020. The Company recognized revenue of $3.6 million during the six months ended June 30, 2020 under the 2018 Zai Lab Agreement. There was no revenue deferred under this agreement as of June 30, 2021 or December 31, 2020.
Zai Lab Clinical Supply Agreements
During 2019, the Company entered into two agreements under which the Company is to perform manufacturing services for Zai Lab’s clinical needs of margetuximab and tebotelimab (Zai Lab Clinical Supply Agreements). The Company evaluated the agreements under ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: to perform services related to manufacturing the clinical supply of each of margetuximab and tebotelimab. The transaction price is based on the costs incurred to manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the three months ended June 30, 2021 and 2020, the Company recognized revenue of $0.5 million and $0.3 million, respectively, related to the Zai Lab Clinical Supply Agreements. During the six months ended June 30, 2021 and 2020, the Company recognized revenue of $1.6 million and $1.3 million, respectively, related to the Zai Lab Clinical Supply Agreements.
2021 Zai Lab Agreement

In June 2021, the Company entered into a collaboration and license agreement with Zai Lab US LLC (collectively with Zai Lab Limited referred herein as Zai Lab) involving collaboration programs and license-only programs (collectively, the Programs) encompassing four separate immuno-oncology molecules (2021 Zai Lab Agreement). The first program covers a lead research molecule that incorporates the Company’s DART platform and binds CD3 and an undisclosed target that is expressed in multiple solid tumors (Lead Program). The second program covers a target to be designated by the Company. For these programs, Zai Lab receives commercial rights in Greater China, Japan, and Korea while the Company receives commercial rights in all other territories. Under the Lead Program, Zai Lab received an option upon reaching a predefined clinical milestone to convert the regional arrangement into a global 50/50 profit share. If Zai Lab elects such option, Zai Lab is to pay the Company $85.0 million plus any research costs incurred by both parties as of the option election date. Zai Lab also obtained exclusive, global licenses from the Company to develop, manufacture and commercialize two additional molecules. Zai Lab granted the Company a worldwide, royalty-free, co-exclusive license to conduct the development activities allocated to the Company.
Under the terms of the 2021 Zai Lab Agreement, the Lead Program includes joint research and development services by both the Company and Zai Lab. For the other programs, Zai Lab can separately negotiate and agree with the Company to perform research and development services in the future.
In connection with the execution of the 2021 Zai Lab Agreement, Zai Lab will pay the Company an upfront payment of $25.0 million, which was received in July 2021. Additionally, as part of the consideration for the rights granted to Zai Lab under the 2021 Zai Lab Agreement, the Company and Zai Lab entered into a separate stock purchase agreement (Stock Purchase Agreement) whereby Zai Lab agreed to pay the Company approximately $30.0 million to purchase shares of the Company’s common stock, par value $0.01, at a fixed price of $31.30 (Offering) which represented a $10.4 million premium over the share price on the Stock Purchase Agreement date. The Offering closed in July 2021.
Assuming successful development and commercialization of the Programs, the Company could receive up to approximately $800.0 million in development and regulatory milestones and $600.0 million in commercial milestones. In addition, Zai Lab would pay the Company tiered royalties at percentage rates of low double digit teens on annual net sales of certain specified products and of mid-single digits to low double digit teens on annual net sales of other specified products in Zai Lab’s territory, which may be subject to specified royalty reduction pursuant to the 2021 Zai Lab Agreement. Per the terms of the 2021 Zai Lab Agreement, the Company may also receive reimbursements from Zai Lab for certain research and development costs incurred by the Company.
The Company evaluated the 2021 Zai Lab Agreement under the provisions of ASC 606 and identified the following material promises: (i) exclusive licenses to develop, manufacture and commercialize the products in Zai Lab’s territory for each Program and (ii) certain research and development activities for the Lead Program. The Company determined that for the Lead Program, the license is not distinct from the related research and development activities, considering the early stage of development of the molecule and the Company’s significant expertise in this area and as such, the research and development services are expected to significantly modify and customize the license. Therefore, for the Lead Program, the license and the services were combined into a single performance obligation. Since the other programs each represent distinct intellectual property and there are no other services included in the 2021 Zai Lab Agreement related to these licenses, each license is considered to be a distinct performance obligation. As such, there are four performance obligations included in the 2021 Zai Lab Agreement.
The Company concluded that the estimated transaction price is $40.4 million, consisting of the $25.0 million upfront payment, the $10.4 million premium related to the purchase of the Company’s common stock, and the estimated $5.0 million expected to be reimbursed by Zai Lab for research and development activities for the Lead Program. The potential milestone payments were deemed to be fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Zai Lab and, therefore, have also been excluded from the transaction price. The Company will re-assess the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
The transaction price of $40.4 million was then allocated to the four performance obligations based on their relative standalone selling price. The standalone selling price of the performance obligations was not directly observable; therefore, the Company estimated the standalone selling price using an adjusted market assessment approach, representing the amount that the Company believes the market is willing to pay for the product or service. The estimate was based on consideration of observable inputs, such as, values of other preclinical collaboration arrangements adjusted for the Company’s estimate of the probability of success for each Program.
Revenue related to the Lead Program license and related research and development services performance obligation will be recognized over time as the research and development activities are performed. The Company will utilize a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. The Company recognized revenue allocated to the other programs at a point in time upon transfer of the licenses to Zai Lab in June 2021.
During the three and six months ended June 30, 2021, the Company recognized revenue of $14.4 million under the 2021 Zai Lab Agreement. The upfront payment of $25.0 million and the purchase price premium under the Stock Purchase Agreement of $10.4 million were recorded in Accounts receivable as of June 30, 2021 as the Company has an unconditional right to the payments under the 2021 Zai Lab Agreement and the Stock Purchase Agreement. As of June 30, 2021, there was $21.0 million in deferred revenue under the agreements, $13.2 million of which is current and $7.8 million of which is non-current.

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
The Company recognized the $20.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Janssen in December 2020. The $2.2 million allocated to the research and development activities is being recognized over the Company’s involvement in the research term, which is estimated to be less than two years. During the three and six months ended June 30, 2021, the Company recognized revenue of $0.6 million and $0.9 million, respectively, for research and development activities performed under the Janssen Agreement.
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
    Revenue under the I-Mab Agreement is being recognized using a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. During the three months ended June 30, 2021 and 2020, the Company recognized revenue of $1.7 million and $1.4 million, respectively, under the I-Mab Agreement. During the six months ended June 30, 2021 and 2020, the Company recognized revenue of $2.3 million and $2.5 million, respectively, under the I-Mab Agreement. At June 30, 2021, $9.0 million of revenue was deferred under this agreement, $3.4 million of which was current and $5.6 million of which was non-current. At December 31, 2020, $11.4 million of revenue was deferred under this agreement, $4.5 million of which was current and $6.9 million of which was non-current.
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
The NIAID Contract includes a base period of up to $7.5 million to support development of MGD014 through Investigational New Drug application submission with the FDA, as well as up to $17.0 million in additional development funding via NIAID options. Should NIAID fully exercise such options, the Company could receive total payments of up to $24.5 million. The total potential period of performance under the award is from September 15, 2015 through December 31, 2024. In 2017, NIAID exercised the first option in the amount of up to $10.8 million to fund the commencement of the MGD014 clinical trial and development of the second DART molecule. During the three months ended June 30, 2021 and 2020, the Company recognized revenue under the NIAID Contract of $0.4 million and $4.6 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized revenue under the NIAID Contract of $1.2 million and $5.3 million, respectively.
8. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (IRC), and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the six months ended June 30, 2021, 12,305 shares of common stock were purchased under the 2016 ESPP.
Employee Stock Option Plans
Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the IRC, or non-qualified stock options. In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of June 30, 2021, under the 2003 Plan, there were options to purchase an aggregate of 203,138 shares of common stock outstanding at a weighted average exercise price of $2.98 per share.

In October 2013, the Company implemented the 2013 Plan.  The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards.  The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Company's Board of Directors. During the six months ended June 30, 2021, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 13,856,781.   If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of June 30, 2021, there were options to purchase an aggregate of 8,407,760 shares of common stock outstanding at a weighted average exercise price of $21.92 per share under the 2013 Plan.
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$3,058	$2,589	$5,785	$5,023
Selling, general and administrative	3,012	2,506	5,571	4,564
Total stock-based compensation expense	$6,070	$5,095	$11,356	$9,587
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended June 30,
	2021	2020
Expected dividend yield	0%	0%
Expected volatility	86.2% -86.7%	67.3% - 108.8%
Risk-free interest rate	0.6% - 1.4%	0.5% - 1.8%
Expected term	6.25 years	6.25 years
The following table summarizes stock option activity during the six months ended June 30, 2021:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	7,258,353	$21.48	6.8
Granted	1,790,246	20.72
Exercised	(250,175)	18.35
Forfeited or expired	(187,526)	16.36
Outstanding, June 30, 2021	8,610,898	21.48	7.0	$53,928
As of June 30, 2021:
Exercisable	4,957,615	22.96	5.6	25,634
Vested and expected to vest	8,194,010	21.58	6.9	50,662
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2021 and 2020 was $15.11 and $8.30, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was approximately $1.8 million and $2.6 million, respectively. The total cash received for options exercised during the six months ended June 30, 2021 and 2020 was approximately $4.6 million and $2.4 million, respectively. The total fair value of shares vested in the six months ended June 30, 2021 and 2020 was approximately $8.1 million and $7.4 million, respectively. As of June 30, 2021, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $40.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.
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
The following table summarizes RSU activity during the six months ended June 30, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2020	209,250	$15.92
Granted	10,500	29.17
Exercised	(7,500)	23.68
Forfeited or expired	(17,400)	15.32
Outstanding, June 30, 2021	194,850	16.39

At June 30, 2021, there was $0.8 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 1.3 years.
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
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2021, as well as consideration received from Zai Lab in July 2021, anticipated and potential collaboration payments and product revenues, should enable us to fund our operations through 2023, assuming our programs and collaborations advance as currently contemplated.
Through June 30, 2021, we had an accumulated deficit of $863.0 million. We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials, and incur costs related to commercial product sales.
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
To date, although there has been some negative impact on our business and operations, including, for example, slowed clinical trial enrollment, we have been able to mitigate against more severe impacts of the COVID-19 pandemic on our business and operations. However, the COVID-19 pandemic could have a more significant negative impact on our business in the future depending on the depth of the effects and the duration of the crisis. In response to the COVID-19 pandemic, we have been focused on keeping our employees safe, continuing patients on trials, and maintaining our manufacturing capabilities and research efforts. The COVID-19 pandemic and its variants are evolving and we continue to monitor our business very closely to try and mitigate any potential impacts. We expect the pandemic to continue to have some near-term impact on the initiation of new studies and on clinical trial enrollment. Significant delays in the timing of our clinical trials and in regulatory reviews could adversely affect our ability to commercialize the product candidates in our pipeline.
Notwithstanding the foregoing, we cannot precisely predict the impact that the COVID-19 pandemic will have in the future due to numerous uncertainties, including the severity, duration and resurgences of the disease and new variants, actions that may be taken by governmental authorities, the impact to the business of potential variations or disruptions in our supply chain, and other factors identified in Part II, Item 1A. “Risk Factors” in this Form 10-Q and "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020. Given these uncertainties, the COVID-19 pandemic could disrupt the business of certain of our collaborators and impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and/or our financial condition in the future. We will continue to closely monitor and evaluate the nature and extent of the impact of the COVID-19 pandemic to our business, consolidated results of operations, and financial condition.

Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte. In 2017, we entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for retifanlimab (also known as INCMGA0012), an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. Incyte paid us an upfront payment of $150.0 million under the terms of the agreement. In January 2021, Incyte announced that the FDA had accepted for Priority Review its Biologics License Application (BLA) for retifanlimab as a potential treatment for adult patients with locally advanced or metastatic squamous cell carcinoma of the anal canal. The PDUFA target action date for retifanlimab was July 25, 2021. On July 23, 2021, Incyte announced that the FDA had issued a Complete Response Letter (CRL) regarding its BLA for retifanlimab. Incyte’s announcement indicated that the FDA determined that additional data are needed to demonstrate the clinical benefit of retifanlimab for the submitted indication, and that Incyte is reviewing the CRL and will discuss next steps with the FDA.
Under the terms of the Incyte License Agreement, Incyte leads global development of retifanlimab. Assuming successful development and commercialization of retifanlimab by Incyte, we could receive total development and regulatory milestones of up to approximately $420.0 million and up to $330.0 million in commercial milestones. We received $70.0 million of the total development milestones through June 30, 2021. If retifanlimab is approved and commercialized, we would be eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement) and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
•Zai Lab. In 2018, we entered into a collaboration and license agreement with Zai Lab Limited (Zai Lab) under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (Zai Lab’s territory) for (i) margetuximab, an immune-optimized anti-HER2 monoclonal antibody, (ii) tebotelimab (formerly known as MGD013), a bispecific DART molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development (2018 Zai Lab Agreement). Zai Lab will lead clinical development in its territory.
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
In June 2021, we entered into a collaboration and license agreement with Zai Lab US LLC (collectively with Zai Lab Limited referred herein as Zai Lab) involving collaboration programs and license-only programs (collectively, the Programs) encompassing four separate immuno-oncology molecules (2021 Zai Lab Agreement). The first program covers a lead research molecule that incorporates our DART platform and binds CD3 and an undisclosed target that is expressed in multiple solid tumors (Lead Program). The second program covers a target to be designated by us. For these programs, Zai Lab receives commercial rights in Greater China, Japan, and Korea while we receive commercial rights in all other territories. Under the Lead Program, Zai Lab received an option upon reaching a predefined clinical milestone to convert the regional arrangement into a global 50/50 profit share. If Zai Lab elects such option, Zai Lab is to pay us $85.0 million plus any research costs incurred by both parties as of the option election date. Zai Lab also obtained exclusive, global licenses from us to develop, manufacture and commercialize two additional molecules (license-only programs). Zai Lab granted us a worldwide, royalty-free, co-exclusive license to conduct the development activities allocated to us.

Under the terms of the 2021 Zai Lab Agreement, the Lead Program includes joint research and development services by both us and Zai Lab. For the other programs, Zai Lab can separately negotiate and agree with us to perform research and development services in the future.
In connection with the execution of the 2021 Zai Lab Agreement, Zai Lab will pay us an upfront payment of $25.0 million, which was received in July 2021. Additionally, as part of the consideration for the rights granted to Zai Lab under the 2021 Zai Lab Agreement, we and Zai Lab entered into a separate stock purchase agreement (Stock Purchase Agreement) whereby Zai Lab agreed to pay us approximately $30.0 million to purchase 958,467 newly issued shares of our common stock, par value $0.01, at a fixed price of $31.30 (Offering) which represented a $10.4 million premium over the share price on the Stock Purchase Agreement date. The Offering closed in July 2021.
Assuming successful development and commercialization of the Programs under the 2021 Zai Lab Agreement, we could receive up to $1.4 billion in development, regulatory and commercial milestones. In addition, Zai Lab would pay us tiered royalties at percentage rates of low double digit teens on annual net sales of certain specified products and of mid-single digits to low double digit teens on annual net sales of other specified products in Zai's territory, subject to specified royalty reduction pursuant to the 2021 Zai Lab Agreement. Per the terms of the 2021 Zai Lab Agreement, we may also receive reimbursements from Zai Lab for certain research and development costs incurred by us.
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

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. Except as described below with respect to revenue recognition for product revenue and inventory, during the six months ended June 30, 2021, there have been no material changes with respect to our critical accounting policies disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
As of June 30, 2021, our inventory balance consisted primarily of raw materials purchased and work in progress manufactured after the FDA approval of MARGENZA.
Product Revenue, Net
We entered into a limited number of arrangements with specialty distributors in the United States to distribute MARGENZA. These arrangements are considered to be contracts with customers and are in the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). We have written contracts with each of our customers that have a single performance obligation - to deliver products upon receipt of a customer order - and these obligations are satisfied when delivery occurs and the customer receives the product. The specialty distributors subsequently resell our product to healthcare providers. Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales. For the three and six months ended June 30, 2021, the shipping costs incurred to ship the product were immaterial.
Reserves for Variable Consideration
Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration. Components of variable consideration typically include discounts, product returns, provider chargebacks and discounts and government rebates. Variable consideration is estimated following the expected value method in accordance with ASC 606 and includes such factors as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Estimates of the variable consideration were not deemed constrained during six months ended June 30, 2021.
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
Customer discounts are recorded as reductions of accounts receivable on the consolidated balance sheets. Allowance for product returns, provider chargebacks, government and other rebates and service fees are recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets.
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

Results of Operations
Revenue
The following represents a comparison of our revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%

	(dollars in millions)				(dollars in millions)
Revenue from collaborative and other agreements	$27.2	$15.7	$11.5	73%	$42.4	$28.6	$13.8	48%
Product revenue, net	3.2	—	3.2	N/A	4.1	—	4.1	N/A
Revenue from government agreements	0.4	4.6	(4.2)	(91)%	1.2	5.3	(4.1)	(77)%
Total revenue	$30.8	$20.3	$10.5	52%	$47.7	$33.9	$13.8	41%

The increase in revenue of $10.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to:
•recognition of a $5.0 million development milestone from Incyte related to retifanlimab;
•recognition of $14.4 million in revenue from the 2021 Zai Agreement executed in June 2021;
•$2.8 million recognized under the Incyte Commercial Supply Agreement which was executed in late 2020; and
•$3.2 million in net product revenue from sales of MARGENZA which was approved by the FDA in December 2020.
These increases were partially offset by:
•recognition during the three months ended June 30, 2020 of a $12.0 million payment from Boehringer Ingelheim International GmbH for retention of rights to two DART molecules; and
•a decrease of $4.2 million in revenue recognized under the National Institute of Allergy and Infectious Diseases (NIAID) contract due to decreased development costs related to the second DART molecule.
The increase in revenue of $13.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to:
•recognition of $15.0 million in development milestones from Incyte related to retifanlimab;
•recognition of $14.4 million in revenue from the 2021 Zai Agreement executed in June 2021;

•$6.0 million recognized under the Incyte Commercial Supply Agreement which was executed in late 2020; and
•$4.1 million in net product revenue from sales of MARGENZA which was approved by the FDA in December 2020.
These increases were partially offset by:
•recognition during the six months ended June 30, 2020 of a $12.0 million payment from Boehringer Ingelheim International GmbH for retention of rights to two DART molecules;
•a decrease of approximately $6.6 million in revenue recognized under the Incyte Clinical Supply Agreement due to decreased development activity;
•a decrease of $4.1 million in revenue recognized under the NIAID contract due to decreased development costs related to the second DART molecule; and
•a decrease of $3.6 million in revenue recognized under the 2018 Zai Lab Agreement due to a milestone being recognized in the first quarter of 2020.

Cost of Product Sales
Cost of product sales for the three and six months ended June 30, 2021 consisted primarily of product royalty fees. Product sold during the three and six months ended June 30, 2021 consisted of drug product that was previously charged to research and development expense prior to FDA approval of MARGENZA. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the three and six months ended June 30, 2021. No similar cost of product sales was recognized during the three and six months ended June 30, 2020.
Research and Development Expense
The following represents a comparison of our research and development expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%

	(dollars in millions)				(dollars in millions)
Margetuximab	$10.0	$14.1	(4.1)	(29)%	$22.1	$26.1	(4.0)	(15)%
MGC018	10.0	4.6	5.4	117%	14.7	6.7	8.0	119%
Flotetuzumab	8.3	7.4	0.9	12%	17.7	11.8	5.9	50%
Tebotelimab	5.4	8.7	(3.3)	(38)%	10.7	13.5	(2.8)	(21)%
Retifanlimab	4.9	3.1	1.8	58%	8.8	15.2	(6.4)	(42)%
Enoblituzumab	4.1	5.4	(1.3)	(24)%	8.2	9.2	(1.0)	(11)%
MGD019	2.7	2.1	0.6	29%	5.8	3.7	2.1	57%
DART molecules under HIV government contract	1.3	3.5	(2.2)	(63)%	2.8	4.8	(2.0)	(42)%
IMGC936	1.1	1.1	—	—%	2.1	2.3	(0.2)	(9)%
MGD024	1.6	1.0	0.6	60%	2.5	1.5	1.0	67%
Other programs (a)	6.4	6.4	—	—%	13.5	11.4	2.1	18%
Total research and development expense	$55.8	$57.4	$(1.6)	(3)%	$108.9	$106.2	$2.7	3%
(a) Includes research and discovery projects, as well as early preclinical and terminated molecules.

Our research and development expense for the three months ended June 30, 2021 decreased by $1.6 million compared to the three months ended June 30, 2020 primarily due to:
•decreased clinical trial and Biologics License Application support costs for margetuximab;
•decreased development and manufacturing costs related to tebotelimab;
•decreased development and manufacturing costs related to our HIV government contract; and
•decreased clinical trial enrollment costs related to enoblituzumab.
These decreases were partially offset by:
•increased development, manufacturing and clinical trial costs related to MGC018; and
•increased development and manufacturing costs related to retifanlimab due to timing of manufacturing activities for Incyte under the Incyte supply agreements.
Our research and development expense for the six months ended June 30, 2021 increased by $2.7 million compared to the six months ended June 30, 2020 primarily due to:
•increased MGC018 development, manufacturing and clinical trial costs related to our Phase 1 dose expansion study;
•increased flotetuzumab development and clinical trial costs related to our Phase 1/2 dose expansion study; and
•increased clinical trial costs related to our MGD019 Phase 1 dose expansion study.
These increases were partially offset by:
•decreased development and manufacturing costs related to retifanlimab due to timing of manufacturing activities for Incyte under the Incyte supply agreements;
•decreased clinical trial and Biologics License Application support costs for margetuximab;
•decreased development and manufacturing costs related to tebotelimab; and
•decreased development and manufacturing costs related to our HIV government contract.
We expect our research and development expense will continue to increase as we progress our pipeline of product candidates.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by $5.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and by $9.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to costs related to the launch of MARGENZA in 2021. We expect our selling, general and administrative expense to continue to increase as we continue to launch MARGENZA.
Other Income
The decrease in other income for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 is primarily due to decreased investment income.
Liquidity and Capital Resources
Our multiple product candidates currently under development will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use.
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings, revenue from our multiple collaboration agreements, and contracts and grants from NIAID. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2021, plus consideration received from Zai Lab in July 2021, as well as anticipated and potential collaboration payments, and product revenues should enable us to fund our operations through 2023, assuming our programs and collaborations advance as currently contemplated.
Similar to the other risk factors pertinent to our business, the COVID-19 pandemic might unfavorably impact our ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic and its variants, we will continue to evaluate the nature and extent of the impact of the pandemic on our business and financial position.
Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(74.7)	$(80.7)
Investing activities	(20.4)	51.6
Financing activities	103.0	99.2
Net change in cash and cash equivalents	$7.9	$70.1
Operating Activities
Net cash used in operating activities reflects, among other things, the amounts used to advance our clinical trials and preclinical activities. The principal use of cash in operating activities for all periods presented was primarily the result of our net loss, adjusted for non-cash items. The six months ended June 30, 2021 benefited from the $15.0 million milestone payment from Incyte and the six months ended June 30, 2020 benefited from the $3.6 million development milestone from Zai Lab.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2021 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities. Net cash provided by investing activities during the six months ended June 30, 2020 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 reflects net cash proceeds from our securities offerings of approximately $98.2 million.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission (SEC).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of June 30, 2021, we had cash, cash equivalents and marketable securities of $297.3 million.  Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or class actions related to alleged patent infringements and other intellectual property rights, or alleged violation of commercial, corporate, securities, labor and employment, and other matters incidental to our business. We do not currently, however, expect such legal proceedings to have a material adverse effect on our business, financial condition or results of operations. However, depending on the nature and timing of a given dispute, an eventual unfavorable resolution could materially affect our current or future results of operations or cash flows.
See note 9, Commitments and Contingencies, to the consolidated financial statements of this Quarterly Report on Form 10-Q for more information.

Item 1A.	Risk Factors
There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 15, 2021, we entered into a stock purchase agreement in which we agreed to issue and sell to Zai Lab an aggregate of 958,467 newly issued shares of our common stock (Shares), with a per share purchase price of $31.30 for aggregate gross proceeds of approximately $30.0 million. We completed the private placement on July 1, 2021. Our offering and sale of the Shares were made in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. For more information, please refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Collaborations - Zai Lab" in this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

10.1†	Collaboration and License Agreement by and between the Company and Zai Lab US LLC, dated June 15, 2021

10.2	Stock Purchase Agreement by and between the Company and Zai Lab Limited, dated June 14, 2021

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

† Portions of this exhibit (indicated by asterisks) have been omitted.

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
Dated: July 29, 2021