Form 10-Q
period 2021-09-30
MACROGENICS INC
filed 2021-11-02
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2021, 61,258,001 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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
•our ability to develop and successfully maintain sales and commercial distribution capabilities or establish or maintain relationships with third-party collaborators to successfully commercialize any of our product candidates;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$190,531	$181,131
Marketable securities	108,367	91,400
Accounts receivable	13,759	23,081
Inventory, net	3,979	—
Prepaid expenses and other current assets	18,062	16,982
Total current assets	334,698	312,594
Property, equipment and software, net	38,684	42,225
Other assets	18,778	23,924
Total assets	$392,160	$378,743

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,170	$8,031
Accrued expenses and other current liabilities	41,859	34,198
Deferred revenue	16,314	4,456
Lease liabilities	4,521	3,988
Total current liabilities	68,864	50,673
Deferred revenue, net of current portion	9,575	6,926
Lease liabilities, net of current portion	22,025	25,260
Other non current liabilities	258	—
Total liabilities	100,722	82,859
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 61,254,693 and 56,244,771 shares outstanding at September 30, 2021 and December 31, 2020, respectively	613	562
Additional paid-in capital	1,206,742	1,067,150
Accumulated other comprehensive income (loss)	(3)	(7)
Accumulated deficit	(915,914)	(771,821)
Total stockholders' equity	291,438	295,884
Total liabilities and stockholders' equity	$392,160	$378,743

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Revenue from collaborative and other agreements	$11,986	$17,415	$54,338	$46,018
Product revenue, net	3,591	—	7,681	—
Revenue from government agreements	85	838	1,281	6,174
Total revenues	15,662	18,253	63,300	52,192
Costs and expenses:
Cost of product sales	1,665	—	1,704	—
Research and development	49,823	44,656	158,724	150,901
Selling, general and administrative	17,161	9,732	47,431	30,181
Total costs and expenses	68,649	54,388	207,859	181,082
Loss from operations	(52,987)	(36,135)	(144,559)	(128,890)
Other income	101	92	466	1,238
Net loss	(52,886)	(36,043)	(144,093)	(127,652)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(4)	(15)	4	(14)
Comprehensive loss	$(52,890)	$(36,058)	$(144,089)	$(127,666)

Basic and diluted net loss per common share	$(0.86)	$(0.66)	$(2.42)	$(2.49)
Basic and diluted weighted average common shares outstanding	61,169,754	54,463,412	59,494,836	51,176,884

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	56,244,771	$562	—	$—	$1,067,150	$(771,821)	$(7)	$295,884
Share-based compensation	—	—	—	—	5,243	—	—	5,243
Issuance of common stock, net of offering costs	3,622,186	36	—	—	98,164	—	—	98,200
Stock plan related activity	144,249	2	—	—	2,456	—	—	2,458
Unrealized gain on investments	—	—	—	—	—	—	18	18
Net loss	—	—	—	—	—	(51,272)	—	(51,272)
Balance, March 31, 2021	60,011,206	600	—	—	1,173,013	(823,093)	11	350,531
Share-based compensation	—	—	—	—	6,113	—	—	6,113
Stock plan related activity	122,241	1	—	—	2,345	—	—	2,346
Unrealized loss on investments	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	(39,935)	—	(39,935)
Balance, June 30, 2021	60,133,447	601	—	—	1,181,471	(863,028)	1	319,045
Share-based compensation	—	—	—	—	6,309	—	—	6,309
Issuance of common stock, net of offering costs	958,467	10	—	—	19,630	—	—	19,640
Stock plan related activity	162,779	2	66,295	(1,457)	789	—	—	(666)
Retirement of treasury stock	—	—	(66,295)	1,457	(1,457)	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	(52,886)	—	(52,886)
Balance, September 30, 2021	61,254,693	$613	—	$—	$1,206,742	$(915,914)	$(3)	$291,438

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	48,958,763	$490	—	$—	$872,204	$(642,082)	$16	$230,628
Share-based compensation	—	—	—	—	4,451	—	—	4,451
Stock plan related activity	172,387	2	—	—	160	—	—	162
Unrealized gain on investments	—	—	—	—	—	—	56	56
Net loss	—	—	—	—	—	(44,724)	—	(44,724)
Balance, March 31, 2020	49,131,150	492	—	—	876,815	(686,806)	72	190,573
Share-based compensation	—	—	—	—	5,136	—	—	5,136
Issuance of common stock, net of offering costs	4,060,482	40	—	—	96,472	—	—	96,512
Stock plan related activity	173,371	2	—	—	2,501	—	—	2,503
Unrealized loss on investments	—	—	—	—	—	—	(55)	(55)
Net loss	—	—	—	—	—	(46,885)	—	(46,885)
Balance, June 30, 2020	53,365,003	534	—	—	980,924	(733,691)	17	247,784
Share-based compensation	—	—	—	—	5,796	—	—	5,796
Issuance of common stock, net of offering costs	2,552,333	25	—	—	73,956	—	—	73,981
Stock plan related activity	257,596	3	74,632	(2,012)	2,091	—	—	82
Retirement of treasury stock	—	—	(74,632)	2,012	(2,012)	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	(36,043)	—	(36,043)
Balance, September 30, 2020	56,174,932	$562	—	$—	$1,060,755	$(769,734)	$2	$291,585

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(144,093)	$(127,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,306	9,067
Amortization of premiums and discounts on marketable securities	1,267	(387)
Stock-based compensation	17,714	15,419
Other non-cash items	1,602	—
Changes in operating assets and liabilities:
Accounts receivable	9,322	(6,033)
Inventory	(5,582)	—
Prepaid expenses and other current assets	(1,080)	654
Other assets	5,146	1,615
Accounts payable	(1,931)	137
Accrued expenses and other current liabilities	7,744	5,499
Lease liabilities	(2,701)	(2,113)
Deferred revenue	14,507	(4,816)
Other non current liabilities	258	2,245
Net cash used in operating activities	(89,521)	(106,365)
Cash flows from investing activities
Purchases of marketable securities	(164,780)	(151,230)
Proceeds from sale and maturities of marketable securities	146,550	161,866
Purchases of property, equipment and software	(4,826)	(2,346)
Net cash provided by (used in) investing activities	(23,056)	8,290
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	117,818	170,494
Proceeds from stock option exercises and ESPP purchases	5,722	4,757
Taxes paid related to net share settlement of equity awards	(1,563)	(2,011)
Net cash provided by financing activities	121,977	173,240
Net change in cash and cash equivalents	9,400	75,165
Cash and cash equivalents at beginning of period	181,131	126,472
Cash and cash equivalents at end of period	$190,531	$201,637

Supplemental Cash Flow Information
Property, equipment and software included in accounts payable or accruals	$69	$—

See notes to consolidated financial statements.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Nature of Operations
Description of the business
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on developing and commercializing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. In December 2020, the U.S. Food and Drug Administration (FDA) approved MARGENZA (margetuximab-cmkb) in combination with chemotherapy for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. The Company launched MARGENZA in collaboration with its commercialization partner, Eversana Life Science Services, LLC (Eversana), in March 2021. In addition, the Company has a pipeline of product candidates in human clinical testing that have been created primarily using its proprietary, antibody-based technology platforms. The Company believes its product candidates have the potential to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents.
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

2. Summary of Significant Accounting Policies
During the nine months ended September 30, 2021, the Company adopted the following significant accounting policies in addition to those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Inventory
When the Company believes regulatory approval is probable and expects future economic benefit from the sales of a product candidate to be realized, the Company capitalizes manufacturing costs (whether internally produced or through third-party contract manufacturing organizations) as inventory. Prior to receiving its first approval from the FDA in December 2020, the Company expensed all costs incurred related to the manufacture of MARGENZA as research and development expense because of the inherent risks associated with the development of a product candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates. Subsequent to FDA approval in December 2020, the Company began capitalizing its MARGENZA third-party contract manufacturing inventory costs.
Inventory is composed of raw materials, work-in-process, and finished goods, which are goods that are available for sale. The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and third-party contract manufacturing costs, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess, obsolete or unsaleable inventories to their estimated realizable value in the period in which the impairment is first identified. Such write downs, should they occur, are recorded within the cost of sales in the statement of operations.
Product Revenue, Net
The Company entered into a limited number of arrangements with specialty distributors in the United States to distribute MARGENZA. These arrangements are considered to be contracts with customers and are in the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). The Company has written contracts with each of its customers that have a single performance obligation - to deliver products upon receipt of a customer order - and these obligations are satisfied when delivery occurs and the customer receives the product. The specialty distributors subsequently resell the Company’s product to healthcare providers. Product revenue is recorded net of applicable reserves for variable consideration, including discounts and other allowances. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales. For the three and nine months ended September 30, 2021, the shipping costs incurred were immaterial.
Reserves for Variable Consideration
Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration. Components of variable consideration typically include discounts, product returns, provider chargebacks and discounts and government rebates. Variable consideration is estimated following the expected value method in accordance with ASC 606 and includes such factors as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Estimates of the variable consideration were not deemed constrained during the nine months ended September 30, 2021.
Customer Discounts and Service Fees
The Company may provide customers with discounts which are explicitly stated in the contracts. These discounts are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, these contracts may include written service arrangements whereby the Company pays fees to customers who provide services such as sales order management, data, contract administration and distribution services, at rates which the Company believes to be consistent with fair market value. The Company has determined such services received to date are not distinct from the Company’s sale of products to its customers and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations.
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
Cost of product sales
Cost of product sales relates to sales of MARGENZA. These costs include material, manufacturing and shipping costs, as well as royalties payable on net sales of MARGENZA. All product costs incurred prior to FDA approval of MARGENZA in December 2020 were expensed as research and development expense. The Company expects cost of product sales to continue to be positively impacted as the Company sells through inventory that was expensed prior to FDA approval of MARGENZA. The Company is currently unable to estimate how long it will be until it begins selling product manufactured post FDA approval.
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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at September 30, 2021
	Total	Level 1	Level 2
Assets:
Money market funds	$15,334	$15,334	$—
U.S. Treasury securities	68,017	—	68,017
Government-sponsored enterprises	12,278	—	12,278
Corporate debt securities	47,570	—	47,570
Total assets measured at fair value(a)	$143,199	$15,334	$127,865

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2
Assets:
Money market funds	$49,004	$49,004	$—
U.S. Treasury securities	60,623	—	60,623
Corporate debt securities	33,776	—	33,776
Total assets measured at fair value(b)	$143,403	$49,004	$94,399
(a) Total assets measured at fair value at September 30, 2021 includes approximately $34.8 million reported in cash and cash equivalents on the consolidated balance sheet.
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

4. Marketable Securities
The following tables summarize the Company's marketable debt securities (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$68,019	$2	$(4)	$68,017
Government-sponsored enterprises	12,278	1	—	12,279
Corporate debt securities	28,074	—	(3)	28,071
Total	$108,371	$3	$(7)	$108,367

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$60,630	$1	$(7)	$60,624
Corporate debt securities	30,777	2	(3)	30,776
Total	$91,407	$3	$(10)	$91,400

All available-for-sale marketable debt securities held as of September 30, 2021 and December 31, 2020 had contractual maturities of less than one year. All of the Company's available-for-sale marketable debt securities in an unrealized loss position as of September 30, 2021 and December 31, 2020 were in a loss position for less than 12 months.  Unrealized losses on available-for-sale debt securities as of September 30, 2021 and December 31, 2020 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for any periods presented. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

5. Inventory, Net
All of the Company's inventory relates to the manufacturing of MARGENZA. The following table sets forth the Company's net inventory (in thousands):

September 30, 2021
Raw materials	$608
Work in process	3,095
Finished goods	276
Total inventory, net	$3,979

Prior to FDA approval of MARGENZA in December 2020, the cost of materials and expenses associated with the manufacturing of MARGENZA were recorded as research and development expense. Subsequent to FDA approval, the Company began capitalizing inventory costs related to the manufacture of MARGENZA. The inventory balance as of September 30, 2021, is net of a reserve of $1.6 million for unsaleable inventory which is reflected in cost of product sales for the three and nine months ended September 30, 2021.

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
In April 2021, the Company entered into Amendment No. 1 to the Sales Agreement which increases the amount of the Company’s common stock that can be sold by the Company through its agent under the ATM Offering, from an aggregate offering price of up to $100.0 million to an aggregate offering price of up to $300.0 million. During the three and nine months ended September 30, 2021, the Company did not sell any shares of common stock related to the ATM Offering.
As part of the consideration for the rights granted to Zai Lab US LLC under the collaboration and license agreement described more fully in Note 7, Collaboration and Other Agreements, the Company and Zai Lab US LLC entered into a separate stock purchase agreement (Stock Purchase Agreement). Under this Stock Purchase Agreement, Zai Lab US LLC paid the Company approximately $30.0 million to purchase 958,467 newly issued shares of the Company's common stock, par value $0.01, at a fixed price of $31.30 (Offering) which represented a $10.4 million premium over the share price on the Stock Purchase Agreement date. The Offering closed in July 2021.

7. Collaboration and Other Agreements
Incyte Corporation
Incyte License Agreement
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for retifanlimab (formerly known as MGA012 and INCMGA0012), an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017. In July 2021, Incyte announced that the FDA had issued a Complete Response Letter (CRL) regarding its Biologics License Application (BLA) for retifanlimab as a potential treatment for adult patients with locally advanced or metastatic squamous cell carcinoma of the anal canal. Incyte’s announcement indicated that the FDA determined that additional data are needed to demonstrate the clinical benefit of retifanlimab for the submitted indication, and that Incyte is reviewing the CRL and will discuss next steps with the FDA. More recently, Incyte withdrew its European application for marketing authorization of retifanlimab for the treatment of squamous carcinoma of the anal canal.
Under the terms of the Incyte License Agreement, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization of retifanlimab by Incyte, the Company could receive up to approximately $420.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. From the inception of the Incyte License Agreement through September 30, 2021, the Company has recognized $70.0 million in development milestones under the Incyte License Agreement. If retifanlimab is approved and commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under ASC 606 and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2018 through September 30, 2021, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $70.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab, including Incyte’s initiation of a Phase 3 clinical trial. Therefore the associated consideration was added to the estimated transaction price.

The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed over a period spanning 2017 and 2018. During the nine months ended September 30, 2021, it became probable that a significant reversal of cumulative revenue would not occur for $15.0 million in milestones related to development progress of retifanlimab, therefore the associated consideration was added to the estimated transaction price and was recognized as revenue. No revenue was recognized under the Incyte License Agreement during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, $15.0 million in milestone revenue was recognized under the Incyte License Agreement.
Incyte Clinical Supply Agreement
The Company also has an agreement with Incyte, which was entered into in 2018, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated the agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price will be recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the three months ended September 30, 2021 and 2020, the Company recognized revenue of $0.2 million and $0.7 million, respectively, for services performed under the Incyte Clinical Supply Agreement. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $1.0 million and $8.1 million, respectively, for services performed under the Incyte Clinical Supply Agreement.
Incyte Commercial Supply Agreement
In October 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price will be recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the three and nine months ended September 30, 2021, the Company recognized revenue of $1.4 million and $7.4 million, respectively, for services performed under the Incyte Commercial Supply Agreement.
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
    Due to the relatively short-term nature of the recognition period, the revenue associated with the tebotelimab performance obligation was recognized on a straight-line basis as the Company performed research and development activities under the agreement. The fixed consideration related to the margetuximab performance obligation was also recognized on a straight-line basis as the Company performed research and development activities under the agreement due to the short-term nature of the recognition period. Straight-line recognition is materially consistent with the pattern of performance of the research and development activities of each product candidate. The variable consideration related to the margetuximab performance obligation was recognized upon certain regulatory achievements during 2020. The Company recognized revenue of $3.6 million during the nine months ended September 30, 2020 under the 2018 Zai Lab Agreement. There was no revenue deferred under this agreement as of September 30, 2021 or December 31, 2020.
Zai Lab Clinical Supply Agreements
During 2019, the Company entered into two agreements under which the Company is to perform manufacturing services for Zai Lab’s clinical needs of margetuximab and tebotelimab (Zai Lab Clinical Supply Agreements). The Company evaluated the agreements under ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: to perform services related to manufacturing the clinical supply of each of margetuximab and tebotelimab. The transaction price is based on the costs incurred to manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. During the three months ended September 30, 2021 and 2020, the Company recognized revenue of $0.6 million and $0.5 million, respectively, related to the Zai Lab Clinical Supply Agreements. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $2.3 million and $1.9 million, respectively, related to the Zai Lab Clinical Supply Agreements.
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
In connection with the execution of the 2021 Zai Lab Agreement, Zai Lab paid the Company an upfront payment of $25.0 million. Additionally, as part of the consideration for the rights granted to Zai Lab under the 2021 Zai Lab Agreement, the Company and Zai Lab entered into the Stock Purchase Agreement whereby Zai Lab paid the Company approximately $30.0 million to purchase shares of the Company’s common stock, par value $0.01, at a fixed price of $31.30 which represented a $10.4 million premium over the share price on the Stock Purchase Agreement date.
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
Revenue related to the Lead Program license and related research and development services performance obligation is being recognized over time as the research and development activities are performed. The Company will utilize a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. The Company recognized revenue allocated to the other programs at a point in time upon transfer of the licenses to Zai Lab in June 2021. During the three and nine months ended September 30, 2021, the Company recognized revenue of $3.7 million and $18.1 million, respectively, under the 2021 Zai Lab Agreement. As of September 30, 2021, there was $17.8 million in deferred revenue under the agreements, $13.6 million of which is current and $4.2 million of which is non-current.

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
The Company recognized the $20.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Janssen in December 2020. The $2.2 million allocated to the research and development activities is being recognized over the Company’s involvement in the research term, which is estimated to be less than two years. During the three and nine months ended September 30, 2021, the Company recognized revenue of $0.2 million and $1.1 million, respectively, for research and development activities performed under the Janssen Agreement.
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
Under the terms of the I-Mab Agreement, I-Mab paid the Company an upfront payment of $15.0 million. Assuming successful development and commercialization of enoblituzumab, the Company could receive up to $135.0 million in development and regulatory milestones, of which $5.0 million has been earned from the inception of the I-Mab Agreement through September 30, 2021. In addition, I-Mab would pay the Company tiered royalties ranging from mid-teens to 20% on annual net sales in I-Mab's territory.
The Company evaluated the I-Mab Agreement under the provisions of ASC 606 and identified the following material promises under the arrangement: (i) an exclusive license to develop and commercialize enoblituzumab in I-Mab’s territories, (ii) perform certain research and development activities and (iii) conduct a chronic toxicology study. The Company determined that the license and the related research and development activities were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the Company determined that the license and related research and development activities should be combined into a single performance obligation. The Company determined that the $15.0 million upfront payment from I-Mab constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement for the license and related research and development activities. The Company has also determined that the chronic toxicology study is distinct from the other promises and has estimated the variable consideration of that performance obligation to be approximately $1.0 million. I-Mab paid the Company for the cost of this study as the costs were incurred and I-Mab received a one-time credit of eighty percent of the total amount of such costs against the milestone achieved during the three months ended September 30, 2021, at which point the Company reassessed the transaction price for that milestone. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to I-Mab and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
    Revenue under the I-Mab Agreement is being recognized using a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, i n management’s judgment, is the best measure of progress towards satisfying the performance obligations. The Company recognized revenue of $1.0 million during each of the three month periods ended September 30, 2021 and 2020 under the I-Mab Agreement. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $3.3 million and $3.5 million, respectively, under the I-Mab Agreement. At September 30, 2021, $8.1 million of revenue was deferred under this agreement, $2.7 million of which was current and $5.3 million of which was non-current. At December 31, 2020, $11.4 million of revenue was deferred under this agreement, $4.5 million of which was current and $6.9 million of which was non-current.
During the three months ended September 30, 2021, it became probable that a significant reversal of cumulative revenue would not occur for a $5.0 million milestone ($4.5 million after netting a one-time credit as described above) related to development progress of enoblituzumab, therefore the associated consideration was added to the estimated transaction price and was recognized as revenue.
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
Since the inception of the NIAID Contract, NIAID has exercised the two options contemplated in the original contract and executed modifications such that the total funded contract value as of September 30, 2021 is $25.1 million. In addition, the most recent modification changed the period of performance under the NIAID Contract to end in July 2023. During the three months ended September 30, 2021 and 2020, the Company recognized revenue under the NIAID Contract of $0.1 million and $0.8 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue under the NIAID Contract of $1.3 million and $6.2 million, respectively.

8. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (IRC), and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the nine months ended September 30, 2021, 12,305 shares of common stock were purchased under the 2016 ESPP.

Employee Stock Option Plans
Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the IRC, or non-qualified stock options. In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of September 30, 2021, under the 2003 Plan, there were options to purchase an aggregate of 188,944 shares of common stock outstanding at a weighted average exercise price of $2.94 per share.
In October 2013, the Company implemented the 2013 Plan.  The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards.  The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Company's Board of Directors. During the nine months ended September 30, 2021, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 13,856,781.   If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of September 30, 2021, there were options to purchase an aggregate of 8,341,645 shares of common stock outstanding at a weighted average exercise price of $21.94 per share under the 2013 Plan.
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$3,109	$3,059	$8,894	$8,082
Selling, general and administrative	3,249	2,773	8,820	7,337
Total stock-based compensation expense	$6,358	$5,832	$17,714	$15,419
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Nine Months Ended September 30,
	2021	2020
Expected dividend yield	0%	0%
Expected volatility	86.2% -87.4%	67.3% - 109%
Risk-free interest rate	0.6% - 1.4%	0.4% - 1.8%
Expected term	6.25 years	6.25 years

The following table summarizes stock option activity during the nine months ended September 30, 2021:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	7,258,353	$21.48	6.8
Granted	1,914,846	20.86
Exercised	(302,649)	17.77
Forfeited or expired	(339,961)	19.12
Outstanding, September 30, 2021	8,530,589	21.52	6.7	$19,925
As of September 30, 2021:
Exercisable	5,314,252	22.76	5.5	10,445
Vested and expected to vest	8,135,407	21.62	6.7	18,793
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $15.21 and $10.50, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was approximately $3.2 million and $3.9 million, respectively. The total cash received for options exercised during the nine months ended September 30, 2021 and 2020 was approximately $5.4 million and $4.5 million, respectively. The total fair value of shares vested in the nine months ended September 30, 2021 and 2020 was approximately $14.8 million and $12.4 million, respectively. As of September 30, 2021, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $36.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
Restricted Stock Units
During 2019, the Company awarded restricted stock units (RSUs) under the 2013 Plan to all employees with at least six months of service as of the date of grant except executive officers. Each RSU entitled the holder to receive one share of the Company's common stock when the RSU vested. The RSUs vested in two equal installments on the first and second anniversary of the grant date and have all vested as of September 30, 2021. Compensation expense was recognized on a straight-line basis. The Company also grants RSUs to employees from time to time as a component of their compensation.
The following table summarizes RSU activity during the nine months ended September 30, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2020	209,250	$15.92
Granted	16,500	26.27
Exercised	(184,100)	15.66
Forfeited or expired	(17,650)	15.32
Outstanding, September 30, 2021	24,000	25.46

At September 30, 2021, there was $0.5 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 2.3 years.
9. Commitments and Contingencies
On September 13, 2019, a securities class action complaint was filed in the U.S. District Court for the District of Maryland (District Court) by Todd Hill naming the Company, its Chief Executive Officer, Dr. Koenig, and its Chief Financial Officer, Mr. Karrels, as defendants for allegedly making false and materially misleading statements regarding the Company’s SOPHIA trial. On August 17, 2020, the Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge was appointed as Lead Plaintiff, and on October 16, 2020, the Lead Plaintiff filed an amended complaint. The amended complaint asserts a putative class period stemming from February 6, 2019 to June 4, 2019. The Company filed a Motion to Dismiss on November 30, 2020. Plaintiff filed an Opposition brief on January 29, 2021, to which the Company filed a timely reply. On September 29, 2021, the District Court issued an Order dismissing the case, with prejudice. On October 28, 2021 the Lead Plaintiff filed a Notice of Appeal.

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
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of September 30, 2021, anticipated and potential collaboration payments and product revenues, should enable us to fund our operations through 2023, assuming our programs and collaborations advance as currently contemplated.
Through September 30, 2021, we had an accumulated deficit of $915.9 million. We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials, and incur costs related to commercial product sales.
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
To date, although there has been some negative impact on our business and operations, including, for example, slowed clinical trial enrollment, we have been able to mitigate against more severe impacts of the COVID-19 pandemic on our business and operations. However, the COVID-19 pandemic could have a more significant negative impact on our business in the future depending on the depth of the effects and the duration of the crisis. In response to the COVID-19 pandemic, we have been focused on keeping our employees safe, continuing patients on trials, and maintaining our manufacturing capabilities and research efforts. The COVID-19 pandemic and its variants are evolving and we continue to monitor our business very closely to try and mitigate any potential impacts. We expect the pandemic to continue to have some near-term impact on the initiation of new studies and on clinical trial enrollment. Significant delays in the timing of our clinical trials and in regulatory reviews could adversely affect our ability to commercialize the product candidates in our pipeline. We are classified as a government contractor and are required to comply with Executive Order 14042. We are in the process of executing this Executive Order, which requires that all our employees be fully vaccinated against COVID-19, unless legally entitled to an accommodation due to a disability or religious belief, practice or observance. It is uncertain to what extent compliance with the vaccine mandate may result in workforce attrition or difficulty securing future labor needs. If attrition is significant, our business could be adversely affected.
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

Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte. In 2017, we entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for retifanlimab (also known as INCMGA0012), an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. Incyte paid us an upfront payment of $150.0 million under the terms of the agreement. On July 23, 2021, Incyte announced that the FDA had issued a Complete Response Letter (CRL) regarding its Biologics License Application (BLA) for retifanlimab as a potential treatment for adult patients with locally advanced or metastatic squamous cell carcinoma of the anal canal. Incyte’s announcement indicated that the FDA determined that additional data are needed to demonstrate the clinical benefit of retifanlimab for the submitted indication, and that Incyte is reviewing the CRL and will discuss next steps with the FDA. More recently, Incyte withdrew its European application for marketing authorization of retifanlimab for the treatment of squamous carcinoma of the anal canal.
Under the terms of the Incyte License Agreement, Incyte leads global development of retifanlimab. Assuming successful development and commercialization of retifanlimab by Incyte, we could receive total development and regulatory milestones of up to approximately $420.0 million and up to $330.0 million in commercial milestones. We received $70.0 million of the total development milestones through September 30, 2021. If retifanlimab is approved and commercialized, we would be eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement) and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
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
In 2019, we entered into two agreements under which we are to perform manufacturing services for Zai Lab’s clinical needs of margetuximab and tebotelimab (Zai Lab Clinical Supply Agreements).

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
In connection with the execution of the 2021 Zai Lab Agreement, Zai Lab paid us an upfront payment of $25.0 million. Additionally, as part of the consideration for the rights granted to Zai Lab under the 2021 Zai Lab Agreement, we and Zai Lab entered into a separate stock purchase agreement (Stock Purchase Agreement) whereby Zai Lab paid us approximately $30.0 million to purchase 958,467 newly issued shares of our common stock, par value $0.01, at a fixed price of $31.30 (Offering) which represented a $10.4 million premium over the share price on the Stock Purchase Agreement date. The Offering closed in July 2021.
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

Under the terms of the agreement, I-Mab paid us an upfront payment of $15.0 million. Assuming successful development and commercialization of enoblituzumab, we could receive up to $135.0 million in development and regulatory milestones of which $5.0 million has been earned from the inception of the I-Mab Agreement through September 30, 2021. In addition, I-Mab would pay us tiered royalties ranging from mid-teens to 20% on annual net sales in its territories.
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

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. Except as described below with respect to revenue recognition for product revenue and inventory, during the nine months ended September 30, 2021, there have been no material changes with respect to our critical accounting policies disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2020.

Inventory
When we believe regulatory approval is probable and expect future economic benefit from the sales of a product candidate to be realized,we capitalize manufacturing costs (whether internally produced or through third-party contract manufacturing organizations) as inventory. Prior to receiving our first approval from the FDA in December 2020, we expensed all costs incurred related to the manufacture of MARGENZA as research and development expense because of the inherent risks associated with the development of a product candidate, the uncertainty about the regulatory approval process and the lack of history for us of regulatory approval of drug candidates. Subsequent to FDA approval in December 2020, we began capitalizing our third-party contract manufacturing MARGENZA inventory costs.
Product Revenue, Net
We entered into a limited number of arrangements with specialty distributors in the United States to distribute MARGENZA. These arrangements are considered to be contracts with customers and are in the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). We have written contracts with each of our customers that have a single performance obligation - to deliver products upon receipt of a customer order - and these obligations are satisfied when delivery occurs and the customer receives the product. The specialty distributors subsequently resell our product to healthcare providers. Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales. For the three and nine months ended September 30, 2021, the shipping costs incurred to ship the product were immaterial.
Reserves for Variable Consideration
Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration. Components of variable consideration typically include discounts, product returns, provider chargebacks and discounts and government rebates. Variable consideration is estimated following the expected value method in accordance with ASC 606 and includes such factors as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Estimates of the variable consideration were not deemed constrained during nine months ended September 30, 2021.
Customer Discounts and Service Fees
We may provide customers with discounts which are explicitly stated in our contracts. These discounts are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, these contracts may include written service arrangements whereby we pay fees to customers who provide services such as sales order management, data, contract administration and distribution services, at rates which we believe to be consistent with fair market value. We have determined such services received to date are not distinct from the sale of products to our customers and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations.
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
Cost of product sales
Cost of product sales relates to sales of MARGENZA. These costs include material, manufacturing and shipping costs, as well as royalties payable on net sales of MARGENZA. All product costs incurred prior to FDA approval of MARGENZA in December 2020 were expensed as research and development expense. We expect cost of product sales to continue to be positively impacted as we sell through inventory that was expensed prior to FDA approval of MARGENZA. We are currently unable to estimate how long it will be until we begin selling product manufactured post FDA approval.

Results of Operations
Revenue
The following represents a comparison of our revenue for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%

	(dollars in millions)				(dollars in millions)
Revenue from collaborative and other agreements	$12.0	$17.4	$(5.4)	(31)%	$54.3	$46.0	$8.3	18%
Product revenue, net	3.6	—	3.6	N/A	7.7	—	7.7	N/A
Revenue from government agreements	0.1	0.8	(0.7)	(88)%	1.3	6.2	(4.9)	(79)%
Total revenue	$15.7	$18.2	$(2.5)	(14)%	$63.3	$52.2	$11.1	21%

The decrease in revenue of $2.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to:
•recognition during the three months ended September 30, 2020 of a $15.0 million development milestone from Incyte related to the initiation of a Phase 3 clinical trial of retifanlimab. There was no such milestone recognized during the three months ended September 30, 2021; and
•a decrease of $0.7 million in revenue recognized under the National Institute of Allergy and Infectious Diseases (NIAID) contract due to decreased development costs related to the second DART molecule.
These decreases were partially offset by:
•recognition of $4.5 million in net milestone revenue under the I-Mab Agreement;
•recognition of $3.7 million in revenue from the 2021 Zai Lab Agreement executed in June 2021;
•$3.6 million in net product revenue from sales of MARGENZA which was approved by the FDA in December 2020; and

•$1.4 million recognized under the Incyte Commercial Supply Agreement which was executed in late 2020.
The increase in revenue of $11.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to:
•recognition of $18.0 million in revenue from the 2021 Zai Lab Agreement executed in June 2021;
•$7.7 million in net product revenue from sales of MARGENZA which was approved by the FDA in December 2020;
•$7.4 million recognized under the Incyte Commercial Supply Agreement which was executed in October 2020; and
•recognition of $4.5 million in net milestone revenue under the I-Mab Agreement.
These increases were partially offset by:
•recognition during the nine months ended September 30, 2020 of a $12.0 million payment from Boehringer Ingelheim International GmbH for retention of rights to two DART molecules;
•a decrease of approximately $7.1 million in revenue recognized under the Incyte Clinical Supply Agreement due to decreased development activity;
•a decrease of $4.9 million in revenue recognized under the NIAID contract due to decreased development costs related to the second DART molecule; and
•a decrease of $3.6 million in revenue recognized under the 2018 Zai Lab Agreement due to a milestone being recognized in the first quarter of 2020.
Cost of Product Sales
Cost of product sales for the three and nine months ended September 30, 2021 consisted primarily of reserves for unsaleable inventory, as well as product royalties. Product sold during the three and nine months ended September 30, 2021 consisted of drug product that was previously charged to research and development expense prior to FDA approval of MARGENZA, which favorably impacted our gross margin for the three and nine months ended September 30, 2021. No similar cost of product sales was recognized during the three and nine months ended September 30, 2020, as there were no sales of MARGENZA during those periods.
Research and Development Expense
The following represents a comparison of our research and development expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%

	(dollars in millions)				(dollars in millions)
Margetuximab	$7.1	$11.7	(4.6)	(39)%	$29.2	$37.8	(8.6)	(23)%
MGC018	6.7	2.6	4.1	158%	21.4	9.3	12.1	130%
Flotetuzumab	5.9	7.9	(2.0)	(25)%	23.6	19.7	3.9	20%
Retifanlimab	5.2	5.4	(0.2)	(4)%	14.1	20.6	(6.5)	(32)%
Tebotelimab	4.7	5.1	(0.4)	(8)%	15.4	18.7	(3.3)	(18)%
Enoblituzumab	4.3	2.2	2.1	95%	12.5	11.4	1.1	10%
MGD019	2.7	2.0	0.7	35%	8.5	5.7	2.8	49%
IMGC936	2.4	0.9	1.5	167%	4.5	3.2	1.3	41%
DART molecules under HIV government contract	0.8	1.1	(0.3)	(27)%	3.5	5.9	(2.4)	(41)%
MGD024	—	—	—	N/A	2.5	—	2.5	N/A
Other programs (a)	10.0	5.8	4.2	72%	23.5	18.6	4.9	26%
Total research and development expense	$49.8	$44.7	$5.1	11%	$158.7	$150.9	$7.8	5%
(a) Includes research and discovery projects, as well as early preclinical and terminated molecules.

Our research and development expense for the three months ended September 30, 2021 increased by $5.1 million compared to the three months ended September 30, 2020 primarily due to:
•increased development, manufacturing and clinical trial costs related to MGC018;
•increased development of discovery projects and preclinical molecules;
•increased clinical trial enrollment costs related to enoblituzumab; and
•increased clinical trial costs related to IMGC936.
These increases were partially offset by:
•decreased clinical trial and BLA support costs for margetuximab; and
•decreased development and manufacturing costs related to flotetuzumab.
Our research and development expense for the nine months ended September 30, 2021 increased by $7.8 million compared to the nine months ended September 30, 2020 primarily due to:
•increased MGC018 development, manufacturing and clinical trial costs related to our Phase 1 dose expansion study;
•increased development of discovery projects and preclinical molecules;
•increased flotetuzumab development and clinical trial costs related to our Phase 1/2 dose expansion study;
•IND preparation activities for MGD024; and
•increased clinical trial costs related to our MGD019 Phase 1 dose expansion study.
These increases were partially offset by:
•decreased clinical trial and BLA support costs for margetuximab;
•decreased development and manufacturing costs related to retifanlimab due to timing of manufacturing activities for Incyte under the Incyte supply agreements;
•decreased development and manufacturing costs related to tebotelimab; and
•decreased development and manufacturing costs related to our NIAID contract.
We expect our research and development expense will continue to increase as we progress our pipeline of product candidates.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by $7.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and by $17.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to costs related to the launch of MARGENZA, as well as increased labor-related costs and legal expenses. We expect our selling, general and administrative expense to continue to increase as we continue the launch of MARGENZA.
Other Income
The increase in other income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is primarily due to increased investment income. The decrease in other income for the nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 is primarily due to decreased investment income.
Liquidity and Capital Resources
Our multiple product candidates currently under development will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use.

As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings, revenue from our multiple collaboration agreements, and contracts and grants from NIAID. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of September 30, 2021, plus consideration received from Zai Lab in July 2021, as well as anticipated and potential collaboration payments, and product revenues should enable us to fund our operations through 2023, assuming our programs and collaborations advance as currently contemplated.
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
Cash Flows
The following table represents a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(89.5)	$(106.4)
Investing activities	(23.1)	8.3
Financing activities	122.0	173.2
Net change in cash and cash equivalents	$9.4	$75.2
Operating Activities
Net cash used in operating activities reflects, among other things, the amounts used to advance our clinical trials and preclinical activities. The principal use of cash in operating activities for all periods presented was primarily the result of our net loss, adjusted for non-cash items. The nine months ended September 30, 2021 benefited from the $25.0 million upfront payment under the 2021 Zai Lab Agreement and the $10.4 million premium over the share price under the Stock Purchase Agreement with Zai Lab.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2021 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities. Net cash provided by investing activities during the nine months ended September 30, 2020 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 reflects net cash proceeds from our securities offerings of approximately $98.2 million and approximately $19.6 million from Zai Lab under the Stock Purchase Agreement.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission (SEC).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments.  As of September 30, 2021, we had cash, cash equivalents and marketable securities of $298.9 million.  Our primary exposure to market risk is related to changes in interest rates.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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
Dated: November 2, 2021