Form 10-Q
period 2022-03-31
MACROGENICS INC
filed 2022-05-03
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, 61,333,500 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:
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
•our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales and the availability of financing to fund the development of our product candidates;
•our expectations regarding commercial prospects of or product revenues from MARGENZA and our product candidates if approved;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,328	$123,469
Marketable securities	136,658	120,147
Accounts receivable	14,905	10,386
Inventory, net	4,598	4,388
Prepaid expenses and other current assets	14,712	21,170
Total current assets	218,201	279,560
Property, equipment and software, net	36,034	37,676
Other non current assets	17,210	18,009
Total assets	$271,445	$335,245

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,731	$15,500
Accrued expenses and other current liabilities	32,967	33,755
Deferred revenue	25,562	20,646
Lease liabilities	4,837	4,677
Total current liabilities	67,097	74,578
Deferred revenue, net of current portion	6,364	—
Lease liabilities, net of current portion	19,512	20,791
Other non current liabilities	258	258
Total liabilities	93,231	95,627
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 61,333,074 and 61,307,428 shares outstanding at March 31, 2022 and December 31, 2021, respectively	613	613
Additional paid-in capital	1,218,263	1,213,002
Accumulated other comprehensive loss	(283)	(61)
Accumulated deficit	(1,040,379)	(973,936)
Total stockholders' equity	178,214	239,618
Total liabilities and stockholders' equity	$271,445	$335,245

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Revenue from collaborative and other agreements	$7,093	$15,184
Product revenue, net	3,580	887
Revenue from government agreements	428	810
Total revenues	11,101	16,881
Costs and expenses:
Cost of product sales	48	17
Research and development	61,438	53,121
Selling, general and administrative	16,253	15,036
Total costs and expenses	77,739	68,174
Loss from operations	(66,638)	(51,293)
Other income	195	21
Net loss	(66,443)	(51,272)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(222)	18
Comprehensive income (loss)	$(66,665)	$(51,254)

Basic and diluted net loss per common share	$(1.08)	$(0.90)
Basic and diluted weighted average common shares outstanding	61,324,163	57,202,846

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	61,307,428	$613	$1,213,002	$(973,936)	$(61)	$239,618
Share-based compensation	—	—	5,224	—	—	5,224
Stock plan related activity	25,646	—	37	—	—	37
Unrealized loss on investments	—	—	—	—	(222)	(222)
Net loss	—	—	—	(66,443)	—	(66,443)
Balance, March 31, 2022	61,333,074	$613	$1,218,263	$(1,040,379)	$(283)	$178,214

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	56,244,771	$562	$1,067,150	$(771,821)	$(7)	$295,884
Share-based compensation	—	—	5,243	—	—	5,243
Issuance of common stock, net of offering costs	3,622,186	36	98,164	—	—	98,200
Stock plan related activity	144,249	2	2,456	—	—	2,458
Unrealized gain on investments	—	—	—	—	18	18
Net loss	—	—	—	(51,272)	—	(51,272)
Balance, March 31, 2021	60,011,206	$600	$1,173,013	$(823,093)	$11	$350,531

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(66,443)	$(51,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,913	2,729
Amortization of premiums and discounts on marketable securities	334	367
Stock-based compensation	5,274	5,286
Changes in operating assets and liabilities:
Accounts receivable	(4,520)	15,934
Inventory	(210)	(6,172)
Prepaid expenses and other current assets	6,457	(1,239)
Other non current assets	801	3,673
Accounts payable	(11,920)	1,829
Accrued expenses and other current liabilities	(543)	855
Lease liabilities	(1,119)	(683)
Deferred revenue	11,280	(601)
Other non current liabilities	—	258
Net cash used in operating activities	(57,696)	(29,036)
Cash flows from investing activities
Purchases of marketable securities	(54,077)	(93,881)
Proceeds from sale and maturities of marketable securities	37,010	60,250
Purchases of property, equipment and software	(1,415)	(626)
Net cash used in investing activities	(18,482)	(34,257)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	98,200
Proceeds from stock option exercises	37	2,458
Net cash provided by financing activities	37	100,658
Net change in cash and cash equivalents	(76,141)	37,365
Cash and cash equivalents at beginning of period	123,469	181,131
Cash and cash equivalents at end of period	$47,328	$218,496

Supplemental Cash Flow Information
Property, equipment and software included in accounts payable or accruals	$151	$486

See notes to consolidated financial statements.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Nature of Operations
Description of the business
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on developing and commercializing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. The Company has a pipeline of product candidates being evaluated in clinical trials sponsored by MacroGenics or its collaborators. These product candidates include multiple immuno-oncology programs, some of which were created primarily using the Company’s proprietary, antibody-based technology platforms. The Company believes its product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. In March 2021, the Company and its commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease.
Liquidity
The Company’s multiple product candidates currently under development will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use.
As a biotechnology company, the Company has primarily funded its operations with proceeds from the sale of its common stock in equity offerings, revenue from its multiple collaboration agreements, and contracts and grants from the National Institute of Allergy and Infectious Diseases (NIAID). Management regularly reviews the Company’s available liquidity relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital. Based on the Company’s most recent cash flow forecast, the Company believes its current resources are sufficient to fund its operating plans for a minimum of twelve months from the date that this Quarterly Report on Form 10-Q was filed. The Company plans to meet its future operating requirements by generating revenue from current and future strategic collaborations or other arrangements, and product sales. The Company anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support its product development activities. If the Company is unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate one or more of its product research and development programs or clinical studies, reduce other operating expenses, and/or downsize its organization.
Similar to the other risk factors pertinent to the Company's business, the COVID-19 pandemic and geopolitical tensions, including the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, might unfavorably impact the Company's ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic and geopolitical tensions, the Company will continue to evaluate the nature and extent of the impact of these uncertainties on its business and financial position.
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
The accompanying unaudited interim consolidated financial statements include the accounts of MacroGenics, Inc. and its wholly owned subsidiaries, MacroGenics UK Limited and MacroGenics Limited. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 24, 2022.

2. Summary of Significant Accounting Policies
During the three months ended March 31, 2022, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Accounting Pronouncements
There were no new accounting pronouncements that were issued or became effective since the issuance of the Company’s 2021 Annual Report on Form 10-K that had, or are expected to have, a material impact on its consolidated financial position, results of operations or cash flows.
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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at March 31, 2022
	Total	Level 1	Level 2
Assets:
Money market funds	$352	$352	$—
U.S. Treasury securities	127,956	127,956	—
Government-sponsored enterprises	7,700	—	7,700
Corporate debt securities	6,999	—	6,999
Total assets measured at fair value(a)	$143,007	$128,308	$14,699

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2
Assets:
Money market funds	$17,202	$17,202	$—
U.S. Treasury securities	81,132	81,132	—
Government-sponsored enterprises	7,734	—	7,734
Corporate debt securities	37,280	—	37,280
Total assets measured at fair value(b)	$143,348	$98,334	$45,014
(a) Total assets measured at fair value at March 31, 2022 includes approximately $6.3 million reported in cash and cash equivalents on the consolidated balance sheet.
(b) Total assets measured at fair value at December 31, 2021 includes approximately $23.2 million reported in cash and cash equivalents on the consolidated balance sheet.
4. Marketable Securities
The following tables summarize the Company's marketable debt securities (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$128,231	$—	$(274)	$127,957
Government-sponsored enterprises	7,705	—	(5)	7,700
Corporate debt securities	1,004	—	(3)	1,001
Total	$136,940	$—	$(282)	$136,658

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$81,184	$—	$(52)	$81,132
Government-sponsored enterprises	7,739	—	(5)	7,734
Corporate debt securities	31,285	—	(4)	31,281
Total	$120,208	$—	$(61)	$120,147

All available-for-sale marketable debt securities held as of March 31, 2022 and December 31, 2021 had contractual maturities of less than one year. All of the Company's available-for-sale marketable debt securities in an unrealized loss position as of March 31, 2022 and December 31, 2021 were in a loss position for less than twelve months.  Unrealized losses on available-for-sale debt securities as of March 31, 2022 and December 31, 2021 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for any periods presented. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
5. Inventory, Net
All of the Company's inventory relates to the manufacturing of MARGENZA. The following table sets forth the Company's net inventory (in thousands):

	March 31, 2022	December 31, 2021
Work in process	$3,724	$3,929
Finished goods	874	459
Total inventory, net	$4,598	$4,388

Prior to U.S. Food and Drug Administration (FDA) approval of MARGENZA in December 2020, the cost of materials and expenses associated with the manufacturing of MARGENZA were recorded as research and development expense. Subsequent to FDA approval, the Company began capitalizing inventory costs related to the manufacture of MARGENZA. The inventory balance as of March 31, 2022 and December 31, 2021 is net of a reserve of $2.0 million for unsaleable inventory.
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
In April 2021, the Company entered into Amendment No. 1 to the Sales Agreement which increases the amount of the Company’s common stock that can be sold by the Company through its agent under the ATM Offering, from an aggregate offering price of up to $100.0 million to an aggregate offering price of up to $300.0 million. The Company has not sold any shares of common stock related to Amendment No. 1 to the Sales Agreement as of March 31, 2022.
As part of the consideration for the rights granted to Zai Lab US LLC under the collaboration and license agreement described more fully in Note 7, Revenue, the Company and Zai Lab US LLC entered into a separate stock purchase agreement (Stock Purchase Agreement) in June 2021. Under this Stock Purchase Agreement, Zai Lab US LLC paid the Company approximately $30.0 million to purchase 958,467 newly issued shares of the Company's common stock, par value $0.01, at a fixed price of $31.30 which represented a $10.4 million premium over the share price on the Stock Purchase Agreement date.

7. Revenue
Collaborative and Other Agreements
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
Under the terms of the Incyte License Agreement, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization by Incyte, the Company could receive up to approximately $420.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. From the inception of the Incyte License Agreement through March 31, 2022, the Company has recognized $70.0 million in development milestones under the Incyte License Agreement. If retifanlimab is approved and commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2018 through March 31, 2022, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $70.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab, including Incyte’s initiation of a Phase 3 clinical trial. Therefore, the associated consideration was added to the estimated transaction price and was recognized as revenue.

The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. No revenue was recognized under the Incyte License Agreement during the three months ended March 31, 2022. During the three months ended March 31, 2021, $10.0 million in milestone revenue was recognized under the Incyte License Agreement.
Incyte Clinical Supply Agreement
In 2018, the Company entered into an agreement with Incyte, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated the Incyte Clinical Supply Agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $0.3 million and $0.1 million, respectively, for services performed under the Incyte Clinical Supply Agreement.

Incyte Commercial Supply Agreement
In 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated the Incyte Commercial Supply Agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price will be recognized using the input method reflecting the costs incurred (including resources consumed and labor costs incurred) related to the manufacturing services. During the three months ended March 31, 2022 , the Company recognized de minimis revenue and during the three months ended March 31, 2021 the Company recognized $3.1 million for services performed under the Incyte Commercial Supply Agreement.
Zai Lab Limited
2018 Zai Lab Agreement
In 2018, the Company entered into a collaboration and license agreement with Zai Lab Limited (Zai Lab) under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (Zai Lab’s territory) for (i) margetuximab, an immune-optimized anti-HER2 monoclonal antibody, (ii) tebotelimab, a bispecific DART® molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development (2018 Zai Lab Agreement). Zai Lab will lead clinical development of these molecules in its territory.
Under the terms of the 2018 Zai Lab Agreement, Zai Lab paid the Company an upfront payment of $25.0 million ($22.5 million after netting value-added tax withholdings of $2.5 million). Assuming successful development and commercialization of margetuximab, tebotelimab and the TRIDENT molecule, the Company could receive up to $140.0 million in development and regulatory milestones, of which the Company has earned $9.0 million through March 31, 2022. In addition, Zai Lab would pay the Company tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of tebotelimab in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.
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
The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2020 through March 31, 2022, it became probable that a significant reversal of cumulative revenue would not occur for development and regulatory milestones totaling $9.0 million. Therefore, the associated consideration was added to the estimated transaction price and was recognized as revenue. Of this $9.0 million, $5.0 million was recognized as revenue during the three months ended March 31, 2022. No revenue was recognized during the three months ended March 31, 2021 under the 2018 Zai Lab Agreement.

Zai Lab Clinical Supply Agreements
During 2019, the Company entered into two agreements under which the Company is to perform manufacturing services for Zai Lab’s clinical needs of margetuximab and tebotelimab (Zai Lab Clinical Supply Agreements). The Company evaluated the agreements under ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: to perform services related to manufacturing the clinical supply of each of margetuximab and tebotelimab. The transaction price is based on the costs incurred to manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing service. During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $0.2 million and $1.1 million, respectively, related to the Zai Lab Clinical Supply Agreements.
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
Revenue related to the Lead Program license and related research and development services performance obligation is being recognized over time as the research and development activities are performed. The Company will utilize a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. The Company recognized revenue allocated to the other programs at a point in time upon transfer of the licenses to Zai Lab in June 2021. During the three months ended March 31, 2022, the Company recognized revenue of $0.3 million under the 2021 Zai Lab Agreement. As of March 31, 2022, $16.2 million in revenue was deferred under the agreement, all of which was current. As of December 31, 2021, $16.1 million in revenue was deferred, all of which was current.
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
The Company recognized the $20.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Janssen in December 2020. The $2.2 million allocated to the research and development activities is being recognized over the Company’s involvement in the research term, which is estimated to be less than two years. The Company recognized revenue of $0.3 million for each of the three-month periods ended March 31, 2022 and 2021 for research and development activities performed under the Janssen Agreement.

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
Under the terms of the I-Mab License Agreement, I-Mab paid the Company an upfront payment of $15.0 million. Assuming successful development and commercialization of enoblituzumab, the Company could receive up to $135.0 million in development and regulatory milestones, of which $5.0 million has been earned from the inception of the I-Mab License Agreement through March 31, 2022. In addition, I-Mab would pay the Company tiered royalties ranging from mid-teens to 20% on annual net sales in I-Mab's territory.
The Company evaluated the I-Mab License Agreement under the provisions of ASC 606 and identified the following material promises under the arrangement: (i) an exclusive license to develop and commercialize enoblituzumab in I-Mab’s territories, (ii) perform certain research and development activities and (iii) conduct a chronic toxicology study. The Company determined that the license and the related research and development activities were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the Company determined that the license and related research and development activities should be combined into a single performance obligation. The Company determined that the $15.0 million upfront payment from I-Mab constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement for the license and related research and development activities. The Company has also determined that the chronic toxicology study is distinct from the other promises and has estimated the variable consideration of that performance obligation to be approximately $1.0 million. I-Mab paid the Company for the cost of this study as the costs were incurred and I-Mab received a one-time credit of eighty percent of the total amount of such costs against the milestone achieved during 2021. The Company reassessed the transaction price as it became probable that a significant reversal of cumulative revenue would not occur for a $5.0 million milestone ($4.5 million after netting a one-time credit as described above) related to development progress of enoblituzumab, therefore the associated consideration was added to the estimated transaction price and was recognized as revenue during 2021. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to I-Mab and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
    Revenue under the I-Mab License Agreement is being recognized using a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $0.2 million and $0.6 million, respectively, under the I-Mab License Agreement. As of March 31, 2022, $4.4 million in revenue was deferred under the I-Mab License Agreement, all of which was current. As of December 31, 2021, $4.5 million in revenue was deferred under the I-Mab License Agreement, all of which was current.
I-Mab Clinical Supply Agreement

In October 2021, the Company entered into an agreement under which the Company is to perform development and manufacturing services for I-Mab’s clinical needs of enoblituzumab (I-Mab Clinical Supply Agreement). The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of enoblituzumab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price will be recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the three months ended March 31, 2022, the Company recognized revenue of $0.9 million for research and development activities performed under the I-Mab Clinical Supply Agreement.
Manufacturing Services Agreement

Incyte
In January 2022, the Company entered into a Manufacturing and Clinical Supply Agreement with Incyte (Incyte Manufacturing and Clinical Supply Agreement) to provide manufacturing services to produce certain Incyte bulk drug substance over a three-year period at one of the Company’s manufacturing facilities. Under the terms of the Incyte Manufacturing and Clinical Supply Agreement, the Company received an upfront payment of $10.0 million and is eligible to receive annual fixed payments paid quarterly over the term of the contract totaling $14.4 million. The Company will also be reimbursed for materials used to manufacture product as well as other costs incurred to provide manufacturing services.
The Company evaluated the Incyte Manufacturing and Clinical Supply Agreement under the provisions of ASC 606 and identified one performance obligation to provide manufacturing runs to Incyte, as and when requested by Incyte, over the term of the contract that is part of a series of goods and services. The Company determined that the transaction price at inception consists of the upfront payment received of $10.0 million and the annual fixed payments totaling $14.4 million. The Company will recognize revenue over time on a straight-line basis as the manufacturing services are provided to Incyte, as the Company determined that its efforts in providing the manufacturing services will be incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product for Incyte will be allocated to the related manufacturing activities and will be recognized as revenue as those activities occur. Materials purchased by the Company to manufacture the product for Incyte are considered costs to fulfill a contract and will be capitalized and expensed as the materials are used to provide the manufacturing services.
There was no revenue recognized under the Incyte Manufacturing and Clinical Supply Agreement during the three months ended March 31, 2022. As of March 31, 2022, $11.2 million in revenue was deferred under this agreement, $4.8 million of which was current and $6.4 million of which was non-current.
Government Agreement
NIAID Contract
The Company entered into a contract with National Institute of Allergy and Infectious Diseases (NIAID), effective as of September 15, 2015, to perform product development and to advance up to two DART molecules, MGD014 and MGD020 (NIAID Contract). Under the NIAID Contract, the Company will develop these product candidates for Phase 1/2 clinical trials as therapeutic agents, in combination with latency reversing treatments, to deplete cells infected with human immunodeficiency virus (HIV) infection. NIAID does not receive goods or services from the Company under this contract, therefore the Company does not consider NIAID to be a customer and concluded this contract is outside the scope of ASC 606.
Since the inception of the NIAID Contract, NIAID has exercised the two options contemplated in the original contract and executed modifications such that the total funded contract value as of March 31, 2022 is $25.1 million. In addition, the most recent modification changed the period of performance under the NIAID Contract to end in July 2023. During the three months ended March 31, 2022 and 2021, the Company recognized revenue under the NIAID Contract of $0.4 million and $0.8 million, respectively.
8. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (IRC), and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the three months ended March 31, 2022, no shares of common stock were purchased under the 2016 ESPP.
Employee Stock Option Plans
Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the IRC, or non-qualified stock options. In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of March 31, 2022, under the 2003 Plan, there were options to purchase an aggregate of 160,357 shares of common stock outstanding.
In October 2013, the Company implemented the 2013 Plan.  The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards.  The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Company's Board of Directors. During the three months ended March 31, 2022, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 15,816,949.   If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of March 31, 2022, there were options to purchase an aggregate of 10,346,223 shares of common stock outstanding.
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$2,392	$2,727
Selling, general and administrative	2,882	2,559
Total stock-based compensation expense	$5,274	$5,286
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended March 31,
	2022	2021
Expected dividend yield	0%	0%
Expected volatility	87.9% -88.3%	86.4% - 86.7%
Risk-free interest rate	1.5% - 2.4%	0.6% - 1.4%
Expected term	5.95 years	6.25 years
The following table summarizes stock option activity during the three months ended March 31, 2022:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	8,373,921	$21.47	6.6
Granted	2,349,197	10.21
Exercised	(25,646)	1.44
Forfeited	(157,197)	16.51
Expired	(33,695)	21.16
Outstanding, March 31, 2022	10,506,580	$19.08	7.1	$904
As of March 31, 2022:
Exercisable	5,853,827	$22.61	5.5	898
Vested and expected to vest	9,693,151	$19.41	7.0	903
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2022 and 2021 was $7.48 and $14.23, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was approximately $0.3 million and $1.4 million, respectively. The total cash received for options exercised during the three months ended March 31, 2022 was de minimis, and $2.5 million was received for options exercised during the three months ended March 31, 2021. The total fair value of shares vested in the three months ended March 31, 2022 and 2021 was approximately $5.4 million and $4.1 million, respectively. As of March 31, 2022, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $38.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.6 years.
Restricted Stock Units
The Company grants restricted stock units (RSUs) under the 2013 Plan to employees from time to time as a component of their compensation. During the three months ended March 31, 2022, the Company awarded RSUs to employees in conjunction with the annual performance review process. Each RSU vests over a two-year period and entitles the holder to receive one share of the Company's common stock when the RSU vests. Compensation expense is recognized on a straight-line basis over the vesting period.
The following table summarizes RSU activity during the three months ended March 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021	21,500	$25.97
Granted	309,372	10.25
Forfeited	(5,428)	10.15
Outstanding, March 31, 2022	325,444	11.29

At March 31, 2022, there was $2.9 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 1.4 years.
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
The following discussion of our financial condition and results of operations is based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with U.S. generally accepted accounting principles (GAAP), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview
We are a biopharmaceutical company focused on developing and commercializing innovative antibody-based therapeutics for the treatment of cancer. We have a pipeline of product candidates being evaluated in clinical trials sponsored by us or our collaborators. These product candidates include multiple immuno-oncology programs, some of which were created primarily using our proprietary, antibody-based technology platforms. We believe our product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. In March 2021, we and our commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease.
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We only began generating revenues from the sale of products in 2021. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2022, combined with anticipated and potential collaboration payments and product revenues, should enable us to fund our operations through 2023. Our expected funding requirements do not reflect anticipated expenditures related to the full Phase 2/3 development of MGC018 in metastatic castration-resistant prostate cancer (mCRPC) anticipated to begin by year-end 2022, or further expansion of our other studies currently ongoing. However, we believe that we can reasonably obtain funding for the planned Phase 2 portion of the MGC018 mCRPC study through a combination of existing financial resources, a variety of external funding or potential revenue sources, and project prioritization.

Through March 31, 2022, we had an accumulated deficit of $1.0 billion. We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials, and incur costs related to commercial product sales.
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
To date, although there has been some negative impact on our business and operations, including, for example, slowed clinical trial enrollment, we have been able to mitigate against more severe impacts of the COVID-19 pandemic on our business and operations. However, the COVID-19 pandemic could have a more significant negative impact on our business in the future depending on the depth of the effects and the duration of the crisis. In response to the COVID-19 pandemic, we have been focused on keeping our employees safe, continuing patients on trials, and maintaining our manufacturing capabilities and research efforts. The COVID-19 pandemic and its variants continue to evolve and we continue to monitor our business very closely to try and mitigate any potential impacts. We expect the pandemic to continue to have some near-term impact on the initiation of new studies and on clinical trial enrollment. Significant delays in the timing of our clinical trials and in regulatory reviews could adversely affect our ability to commercialize the product candidates in our pipeline. We are classified as a government contractor and are required to comply with Executive Order 14042. The contract terms include the requirement that all our employees that may be on site at the same location as any employee supporting the government contract be fully vaccinated against COVID-19, unless legally entitled to an accommodation due to a disability or religious belief, practice or observance. In anticipation of deadlines associated with the contract terms and Executive Order 14042, we implemented a company-wide vaccination requirement by the end of 2021, with certain exceptions. To date, we do not believe our vaccination requirement has resulted in workforce attrition nor will it result in material difficulty securing future labor needs. If attrition is significant, our business could be adversely affected.
Notwithstanding the foregoing, we cannot precisely predict the impact that the COVID-19 pandemic will have in the future due to numerous uncertainties, including the severity, duration and resurgences of the disease and new variants, actions that may be taken by governmental authorities, the impact to the business of potential variations or disruptions in our supply chain, and other factors identified in Part II, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Given these uncertainties, the COVID-19 pandemic could disrupt the business of certain of our collaborators and impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and/or our financial condition in the future. We will continue to closely monitor and evaluate the nature and extent of the impact of the COVID-19 pandemic to our business, consolidated results of operations, and financial condition.

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

Under the terms of the Incyte License Agreement, Incyte leads global development of retifanlimab. Assuming successful development and commercialization of retifanlimab by Incyte, we could receive total development and regulatory milestones of up to approximately $420.0 million and up to $330.0 million in commercial milestones. We received $70.0 million of the total development milestones through March 31, 2022. If retifanlimab is approved and commercialized, we would be eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement) and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
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

Under the terms of the 2018 Zai Lab Agreement, Zai Lab paid us an upfront payment of $25.0 million less foreign withholding tax of $2.5 million. Assuming successful development and commercialization of margetuximab, tebotelimab and the TRIDENT molecule, we could receive up to $140.0 million in development and regulatory milestones, of which we have already earned $9.0 million. In addition, Zai Lab would pay us tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of tebotelimab in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.
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

Under the terms of the agreement, I-Mab paid us an upfront payment of $15.0 million. Assuming successful development and commercialization of enoblituzumab, we could receive up to $135.0 million in development and regulatory milestones of which $5.0 million has been earned from the inception of the I-Mab License Agreement through March 31, 2022. In addition, I-Mab would pay us tiered royalties ranging from mid-teens to 20% on annual net sales in its territories.
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

Critical Accounting Estimates
Our critical accounting estimates are policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting estimates is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes with respect to our critical accounting estimates during the three months ended March 31, 2022.

Results of Operations
Revenue
The following represents a comparison of our revenue for the three months ended March 31, 2022 and 2021 (dollars in millions):

	Three Months Ended March 31,		Increase/(Decrease)
	2022	2021
Revenue from collaborative and other agreements	$7.1	$15.2	$(8.1)	(53)%
Product revenue, net	3.6	0.9	2.7	300%
Revenue from government agreements	0.4	0.8	(0.4)	(47)%
Total revenue	$11.1	$16.9	$(5.8)	(34)%

The decrease in revenue of $5.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to:
•a decrease of $10.0 million in development milestones recognized under the Incyte License Agreement; and
•a decrease of $3.0 million in revenue recognized under the Incyte Commercial Supply Agreement due to timing of manufacturing activities.
These decreases were partially offset by:
•recognition of a $5.0 million milestone under the 2018 Zai Lab Agreement during the three months ended March 31, 2022; and
•an increase of $2.7 million in net product revenue from sales of MARGENZA.
Cost of Product Sales
Cost of product sales for the three months ended March 31, 2022 and 2021 consisted primarily of product royalties and fill finish costs. Product sold during these periods consisted of drug product that was previously charged to research and development expense prior to FDA approval of MARGENZA, which favorably impacted our gross margin for the three months ended March 31, 2022 and 2021. We expect cost of product sales to continue to be positively impacted as we sell through this drug product.
Research and Development Expense
The following represents a comparison of our research and development expense for the three months ended March 31, 2022 and 2021 (dollars in millions):

	Three Months Ended March 31,		Increase/(Decrease)
	2022	2021
MGC018	$16.5	$4.7	$11.8	251%
Margetuximab	8.2	12.2	(4.0)	(33)%
Flotetuzumab	5.1	9.4	(4.3)	(46)%
Lorigerlimab	5.0	3.1	1.9	61%
Enoblituzumab	4.9	4.1	0.8	20%
Tebotelimab	4.2	5.3	(1.1)	(21)%
IMGC936	2.4	0.9	1.5	167%
Retifanlimab	1.5	3.9	(2.4)	(62)%
MGD024	1.3	0.9	0.4	44%
DART molecules under HIV government contract	0.9	1.5	(0.6)	(40)%
Other programs (a)	11.4	7.1	4.3	61%
Total research and development expense	$61.4	$53.1	$8.3	16%
(a) Includes research and discovery projects, as well as early preclinical and terminated molecules.
Our research and development expense for the three months ended March 31, 2022 increased by $8.3 million compared to the three months ended March 31, 2021 primarily due to:
•increased development, manufacturing and clinical trial costs related to MGC018;
•increased development of discovery projects and preclinical molecules; and
•increased clinical trial enrollment costs related to lorigerlimab.
These increases were partially offset by:
•decreased development, manufacturing and clinical trial costs related to flotetuzumab, which development has been discontinued;
•decreased margetuximab manufacturing costs related to the Zai Lab Clinical Supply Agreement; and
•decreased retifanlimab manufacturing costs related to the Incyte Commercial Supply Agreement.
We expect our research and development expense will continue to increase as we progress our pipeline of product candidates.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by $1.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to MARGENZA selling costs, as well as increased stock-based compensation and consulting expenses.

Liquidity and Capital Resources
Our multiple product candidates currently under development will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use. As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings, revenue from our multiple collaboration agreements, and contracts and grants from the National Institute of Allergy and Infectious Diseases. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2022, as well as anticipated and potential collaboration payments, and product revenues should enable us to fund our operations through 2023. Our expected funding requirements do not reflect anticipated expenditures related to the full Phase 2/3 development of MGC018 in mCRPC anticipated to begin by year-end 2022, or further expansion of our other studies currently ongoing. However, we believe that we can reasonably obtain funding for the planned Phase 2 portion of the MGC018 mCRPC study through a combination of existing financial resources, a variety of external funding or potential revenue sources, and project prioritization.
Material Cash Requirements
During the three months ended March 31, 2022, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(57.7)	$(29.0)
Investing activities	(18.5)	(34.3)
Financing activities	—	100.7
Net change in cash and cash equivalents	$(76.2)	$37.4
Operating Activities
Net cash used in operating activities consists of our net loss adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation and changes in working capital. Cash used in operating activities for the three months ended March 31, 2022 benefited from the $11.2 million received from Incyte under the Incyte Manufacturing and Clinical Supply Agreement, and cash used in operating activities for the three months ended March 31, 2021 benefited from the $10.0 million milestone payment received under the Incyte License Agreement.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022 and 2021 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 reflects net cash proceeds from our securities offerings of approximately $98.2 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 As of March 31, 2022, our exposure to market risk has not changed materially since December 31, 2021. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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
There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6.	Exhibits

10.1+	Employment Agreement between the Company and Thomas Spitznagel Ph.D.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

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
Dated: May 3, 2022