Form 10-Q
period 2022-06-30
MACROGENICS INC
filed 2022-08-08
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2022, 61,458,790 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 and "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:
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
•our ability to implement and realize expected cost savings from our restructuring plan;
•our expectations regarding commercial prospects of or product revenues from MARGENZA and our product candidates if approved;
•the severity and duration of the impact of the COVID-19 global pandemic, geopolitical tensions, and macroeconomic conditions on our business, operations, clinical programs, manufacturing, financial results and other aspects of our business;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,469	$123,469
Marketable securities	112,271	120,147
Accounts receivable	18,385	10,386
Inventory, net	2,949	4,388
Prepaid expenses and other current assets	12,559	21,170
Total current assets	167,633	279,560
Property, equipment and software, net	34,022	37,676
Other non current assets	16,388	18,009
Total assets	$218,043	$335,245

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,609	$15,500
Accrued expenses and other current liabilities	31,763	33,755
Deferred revenue	11,565	20,646
Lease liabilities	4,940	4,677
Total current liabilities	50,877	74,578
Deferred revenue, net of current portion	6,163	—
Lease liabilities, net of current portion	18,264	20,791
Other non current liabilities	258	258
Total liabilities	75,562	95,627
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 61,458,790 and 61,307,428 shares outstanding at June 30, 2022 and December 31, 2021, respectively	615	613
Additional paid-in capital	1,223,875	1,213,002
Accumulated other comprehensive loss	(326)	(61)
Accumulated deficit	(1,081,683)	(973,936)
Total stockholders' equity	142,481	239,618
Total liabilities and stockholders' equity	$218,043	$335,245

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Collaborative and other agreements	$16,863	$27,168	$23,956	$42,352
Product sales, net	4,672	3,203	8,252	4,090
Contract manufacturing	3,992	—	3,992	—
Government agreements	480	386	908	1,196
Total revenues	26,007	30,757	37,108	47,638
Costs and expenses:
Cost of product sales	180	22	228	39
Cost of manufacturing services	2,222	—	2,222	—
Research and development	51,744	55,780	113,182	108,901
Selling, general and administrative	13,669	15,234	29,922	30,270
Total costs and expenses	67,815	71,036	145,554	139,210
Loss from operations	(41,808)	(40,279)	(108,446)	(91,572)
Other income	504	344	699	365
Net loss	(41,304)	(39,935)	(107,747)	(91,207)
Other comprehensive loss:
Unrealized gain (loss) on investments	(43)	(10)	(265)	8
Comprehensive loss	$(41,347)	$(39,945)	$(108,012)	$(91,199)

Basic and diluted net loss per common share	$(0.67)	$(0.66)	$(1.76)	$(1.56)
Basic and diluted weighted average common shares outstanding	61,384,943	60,068,315	61,354,721	58,643,496

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	61,307,428	$613	$1,213,002	$(973,936)	$(61)	$239,618
Share-based compensation	—	—	5,224	—	—	5,224
Stock plan related activity	25,646	—	37	—	—	37
Unrealized loss on investments	—	—	—	—	(222)	(222)
Net loss	—	—	—	(66,443)	—	(66,443)
Balance, March 31, 2022	61,333,074	613	1,218,263	(1,040,379)	(283)	178,214
Share-based compensation	—	—	5,350	—	—	5,350
Stock plan related activity	125,716	2	262	—	—	264
Unrealized loss on investments	—	—	—	—	(43)	(43)
Net loss	—	—	—	(41,304)	—	(41,304)
Balance, June 30, 2022	61,458,790	$615	$1,223,875	$(1,081,683)	$(326)	$142,481

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	56,244,771	$562	$1,067,150	$(771,821)	$(7)	$295,884
Share-based compensation	—	—	5,243	—	—	5,243
Issuance of common stock, net of offering costs	3,622,186	36	98,164	—	—	98,200
Stock plan related activity	144,249	2	2,456	—	—	2,458
Unrealized gain on investments	—	—	—	—	18	18
Net loss	—	—	—	(51,272)	—	(51,272)
Balance, March 31, 2021	60,011,206	600	1,173,013	(823,093)	11	350,531
Share-based compensation	—	—	6,113	—	—	6,113
Stock plan related activity	122,241	1	2,345	—	—	2,346
Unrealized loss on investments	—	—	—	—	(10)	(10)
Net loss	—	—	—	(39,935)	—	(39,935)
Balance, June 30, 2021	60,133,447	$601	$1,181,471	$(863,028)	$1	$319,045

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(107,747)	$(91,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,790	5,510
Amortization of premiums and discounts on marketable securities	628	808
Stock-based compensation	10,574	11,356
Other non-cash items	1,077	—
Changes in operating assets and liabilities:
Accounts receivable	(7,999)	(22,166)
Inventory	362	(6,476)
Prepaid expenses and other current assets	8,611	(974)
Other non current assets	1,622	4,404
Accounts payable	(12,896)	1,668
Accrued expenses and other current liabilities	(1,697)	5,365
Lease liabilities	(2,264)	(1,673)
Deferred revenue	(2,918)	18,659
Net cash used in operating activities	(106,857)	(74,726)
Cash flows from investing activities
Purchases of marketable securities	(75,457)	(117,546)
Proceeds from sale and maturities of marketable securities	82,440	99,800
Purchases of property, equipment and software	(2,426)	(2,693)
Net cash provided by (used in) investing activities	4,557	(20,439)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	98,200
Proceeds from stock option exercises and ESPP Purchases	300	4,804
Net cash provided by financing activities	300	103,004
Net change in cash and cash equivalents	(102,000)	7,839
Cash and cash equivalents at beginning of period	123,469	181,131
Cash and cash equivalents at end of period	$21,469	$188,970

Supplemental Cash Flow Information
Property, equipment and software included in accounts payable or accruals	$295	$118

See notes to consolidated financial statements.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Nature of Operations
Description of the business
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on developing and commercializing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. The Company has a pipeline of product candidates being evaluated in clinical trials sponsored by the Company or its collaborators. These product candidates include multiple immuno-oncology programs, some of which were created primarily using the Company’s proprietary, antibody-based technology platforms. The Company believes its product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. In March 2021, the Company and its commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease.
Liquidity
The Company’s multiple product candidates currently under development will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use.
The future success of the Company is dependent on its ability to identify and develop its product candidates, and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital, and accordingly, its ability to execute its future operating plans.
As a biotechnology company, the Company has primarily funded its operations with proceeds from the sale of its common stock in equity offerings, revenue from its multiple collaboration agreements, and contracts and grants from the National Institute of Allergy and Infectious Diseases (NIAID). Management regularly reviews the Company’s available liquidity relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital. The Company plans to meet its future operating requirements by generating revenue from current and future strategic collaborations or other arrangements, and product sales. The Company anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support its product development activities. If the Company is unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate one or more of its product research and development programs or clinical studies, reduce other operating expenses, and/or downsize its organization. It is considered probable that the Company can successfully implement efforts to manage uncommitted spending and carry out necessary cost saving measures, including from our recently announced corporate restructuring plan. Therefore, based on the Company’s most recent cash flow forecast, the Company believes its current resources are sufficient to fund its operating plans for a minimum of twelve months from the date that this Quarterly Report on Form 10-Q was filed.
Similar to the other risk factors pertinent to the Company's business, the COVID-19 pandemic and geopolitical tensions, including the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and related global slowdown of economic activity, decades-high inflation, rising interest rates and a potential recession in the United States might unfavorably impact the Company's ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to these uncertainties, the Company will continue to evaluate the nature and extent of the impact of these uncertainties on its business and financial position.
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
2. Summary of Significant Accounting Policies
During the six months ended June 30, 2022, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at June 30, 2022
	Total	Level 1	Level 2
Assets:
Money market funds	$8,162	$8,162	$—
U.S. Treasury securities	105,837	105,837	—
Corporate debt securities	6,434	—	6,434
Total assets measured at fair value(a)	$120,433	$113,999	$6,434

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2
Assets:
Money market funds	$17,202	$17,202	$—
U.S. Treasury securities	81,132	81,132	—
Government-sponsored enterprises	7,734	—	7,734
Corporate debt securities	37,280	—	37,280
Total assets measured at fair value(b)	$143,348	$98,334	$45,014
(a) Total assets measured at fair value at June 30, 2022 includes approximately $8.2 million reported in cash and cash equivalents on the consolidated balance sheet.
(b) Total assets measured at fair value at December 31, 2021 includes approximately $23.2 million reported in cash and cash equivalents on the consolidated balance sheet.
4. Marketable Securities
The following tables summarize the Company's marketable debt securities (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$106,147	$—	$(310)	$105,837
Corporate debt securities	6,449	—	(15)	6,434
Total	$112,596	$—	$(325)	$112,271

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$81,184	$—	$(52)	$81,132
Government-sponsored enterprises	7,739	—	(5)	7,734
Corporate debt securities	31,285	—	(4)	31,281
Total	$120,208	$—	$(61)	$120,147

All available-for-sale marketable debt securities held as of June 30, 2022 and December 31, 2021 had contractual maturities of less than one year. All of the Company's available-for-sale marketable debt securities in an unrealized loss position as of June 30, 2022 and December 31, 2021 were in a loss position for less than twelve months.  Unrealized losses on available-for-sale debt securities as of June 30, 2022 and December 31, 2021 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for any periods presented. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
5. Inventory, Net
All of the Company's inventory relates to the manufacturing of MARGENZA. The following table sets forth the Company's net inventory (in thousands):

	June 30, 2022	December 31, 2021
Work in process	$2,231	$3,929
Finished goods	718	459
Total inventory, net	$2,949	$4,388

Prior to U.S. Food and Drug Administration (FDA) approval of MARGENZA in December 2020, the cost of materials and expenses associated with the manufacturing of MARGENZA were recorded as research and development expense. Subsequent to FDA approval, the Company began capitalizing inventory costs related to the manufacture of MARGENZA. The inventory balance as of June 30, 2022 and December 31, 2021 is net of a reserve of $3.1 million and $2.0 million, respectively, for unsaleable inventory.
6. Stockholders' Equity
In November 2020, the Company entered into a sales agreement (Sales Agreement) with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. The shares that were sold under the Sales Agreement were issued and sold pursuant to the Company's shelf registration statement on Form S-3 that was filed with the SEC on November 4, 2020. During the six months ended June 30, 2021, the Company sold 3,622,186 shares of common stock at a weighted average price per share of $27.60, resulting in net proceeds of approximately $98.2 million, net of underwriting discounts and commissions and other offering expenses.
In April 2021, the Company entered into Amendment No. 1 to the Sales Agreement which increases the amount of the Company’s common stock that can be sold by the Company through its agent under the ATM Offering, from an aggregate offering price of up to $100.0 million to an aggregate offering price of up to $300.0 million. The Company has not sold any shares of common stock related to Amendment No. 1 to the Sales Agreement as of June 30, 2022.
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

7. Revenue
Collaborative and Other Agreements
Incyte Corporation
Incyte License Agreement
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for retifanlimab, an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017. In July 2021, Incyte announced that the FDA had issued a Complete Response Letter (CRL) regarding its Biologics License Application (BLA) for retifanlimab as a potential treatment for adult patients with locally advanced or metastatic squamous cell carcinoma of the anal canal. Incyte’s announcement indicated that the FDA determined that additional data are needed to demonstrate the clinical benefit of retifanlimab for the submitted indication, and that Incyte was reviewing the CRL and would discuss next steps with the FDA. Incyte subsequently withdrew its European application for marketing authorization of retifanlimab for the treatment of squamous carcinoma of the anal canal. Incyte has stated it is pursuing development of retifanlimab in potentially registration-enabling studies beyond squamous cell carcinoma of the anal canal, including in patients with MSI-high endometrial cancer, Merkel cell carcinoma and non-small cell lung cancer. Incyte is also pursuing development of retifanlimab in combination with multiple product candidates from its pipeline. In April 2022, the Company and Incyte executed an amendment to the Incyte License Agreement to add a milestone for U.S. approval of retifanlimab in a specific indication and to exclude certain other regulatory and development achievements with retifanlimab in this same indication from the milestone events of the Incyte License Agreement.
Under the terms of the Incyte License Agreement, as amended, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization by Incyte, the Company could receive up to $435.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. From the inception of the Incyte License Agreement through June 30, 2022, the Company has recognized $70.0 million in development milestones under the Incyte License Agreement. In July 2022, the Company and Incyte further amended the Incyte License Agreement to reflect changes related to the payment of certain milestones and the Company received $30.0 million in milestone payments from Incyte. If retifanlimab is approved and commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2018 through June 30, 2022, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $70.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab, including Incyte’s initiation of a Phase 3 clinical trial. Therefore, the associated consideration was added to the estimated transaction price and was recognized as revenue.

The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. No revenue was recognized under the Incyte License Agreement during the three and six months ended June 30, 2022. $5.0 million and $15.0 million in milestone revenue was recognized under the Incyte License Agreement during the three and six months ended June 30, 2021, respectively.
Incyte Clinical Supply Agreement
In 2018, the Company entered into an agreement with Incyte, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated the Incyte Clinical Supply Agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended)

related to the manufacturing services. During the three months ended June 30, 2022 and 2021, the Company recognized revenue of $0.2 million and $0.7 million, respectively, for services performed under the Incyte Clinical Supply Agreement. During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $0.5 million and $0.8 million, respectively, for services performed under the Incyte Clinical Supply Agreement.
Incyte Commercial Supply Agreement
In 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated the Incyte Commercial Supply Agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price will be recognized using the input method reflecting the costs incurred (including resources consumed and labor costs incurred) related to the manufacturing services. During the three months ended June 30, 2022 and 2021, the Company recognized $0.3 million and $2.8 million, respectively, for services performed under the Incyte Commercial Supply Agreement. During the six months ended June 30, 2022 and 2021, the Company recognized $0.3 million and $5.9 million, respectively, for services performed under the Incyte Commercial Supply Agreement.
Zai Lab Limited
2018 Zai Lab Agreement
In 2018, the Company entered into a collaboration and license agreement with Zai Lab Limited (Zai Lab) under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (Zai Lab’s territory) for (i) margetuximab, an immune-optimized anti-HER2 monoclonal antibody, (ii) tebotelimab, a bispecific DART® molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development (2018 Zai Lab Agreement). Zai Lab will lead clinical development of these molecules in its territory. Zai Lab has informed the Company that they have decided to discontinue development of tebotelimab for indications they were enrolling in their territory and is evaluating future development plans in other indications.
Under the terms of the 2018 Zai Lab Agreement, Zai Lab paid the Company an upfront payment of $25.0 million ($22.5 million after netting value-added tax withholdings of $2.5 million). Assuming successful development and commercialization of margetuximab, tebotelimab and the TRIDENT molecule, the Company could receive up to $140.0 million in development and regulatory milestones, of which the Company has earned $9.0 million through June 30, 2022. In addition, Zai Lab would pay the Company tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of tebotelimab in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.
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
The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2020 through June 30, 2022, it became probable that a significant reversal of cumulative revenue would not occur for development and regulatory milestones totaling $9.0 million. Therefore, the associated consideration was added to the estimated transaction price and was recognized as revenue. Of this $9.0 million, $5.0 million was recognized as revenue during the six months ended June 30, 2022. During the three and six months ended June 30, 2022, the Company recognized $0.4 million and $5.4 million, respectively, under the 2018 Zai Lab Agreement. No revenue was recognized during the three and six months ended June 30, 2021 under the 2018 Zai Lab Agreement.
Zai Lab Clinical Supply Agreements
During 2019, the Company entered into two agreements under which the Company is to perform manufacturing services for Zai Lab’s clinical needs of margetuximab and tebotelimab (Zai Lab Clinical Supply Agreements). The Company evaluated the agreements under ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: to perform services related to manufacturing the clinical supply of each of margetuximab and tebotelimab. The transaction price is based on the costs incurred to manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing service. During the three months ended June 30, 2022 and 2021, the Company recognized revenue of $0.1 million and $0.5 million, respectively, related to the Zai Lab Clinical Supply Agreements. During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $0.3 million and $1.6 million, respectively, related to the Zai Lab Clinical Supply Agreements.
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
Revenue related to the Lead Program license and related research and development services performance obligation is being recognized over time as the research and development activities are performed. The Company will utilize a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. The Company recognized revenue allocated to the other programs at a point in time upon transfer of the licenses to Zai Lab in June 2021. During the three months ended June 30, 2022 and 2021, the Company recognized revenue of $14.7 million and $14.4 million, respectively, under the 2021 Zai Lab Agreement. During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $15.0 million and $14.4 million, respectively, under the 2021 Zai Lab Agreement. As of June 30, 2022, $1.8 million in revenue was deferred under the agreement, all of which was current. As of December 31, 2021, $16.1 million in revenue was deferred, all of which was current.
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
The Company recognized the $20.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Janssen in December 2020. The $2.2 million allocated to the research and development activities is being recognized over the Company’s involvement in the research term, which is estimated to be less than two years. During the three months ended June 30, 2022 and 2021, the Company recognized revenue of $0.2 million and $0.6 million, respectively, for research and development activities performed under the Janssen Agreement. During the six months ended June 30, 2022, and 2021 the Company recognized revenue of $0.6 million and $0.9 million, respectively, for research and development activities performed under the Janssen Agreement.
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
Under the terms of the I-Mab License Agreement, I-Mab paid the Company an upfront payment of $15.0 million. Assuming successful development and commercialization of enoblituzumab, the Company could receive up to $135.0 million in development and regulatory milestones, of which $5.0 million has been earned from the inception of the I-Mab License Agreement through June 30, 2022. In addition, I-Mab would pay the Company tiered royalties ranging from mid-teens to 20% on annual net sales in I-Mab's territory.
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
    Revenue under the I-Mab License Agreement is being recognized using a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. During the three months ended June

30, 2022 and 2021, the Company recognized revenue of $0.6 million and $1.9 million, respectively, under the I-Mab License Agreement. During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $0.7 million and $2.5 million, respectively, under the I-Mab License Agreement. As of June 30, 2022, $3.8 million in revenue was deferred under the I-Mab License Agreement, all of which was current. As of December 31, 2021, $4.5 million in revenue was deferred under the I-Mab License Agreement, all of which was current.
I-Mab Clinical Supply Agreement

In October 2021, the Company entered into an agreement under which the Company is to perform development and manufacturing services for I-Mab’s clinical needs of enoblituzumab (I-Mab Clinical Supply Agreement). The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of enoblituzumab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price will be recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the three and six months ended June 30, 2022, the Company recognized revenue of $0.3 million and $1.1 million, respectively, for research and development activities performed under the I-Mab Clinical Supply Agreement.
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
The Company recognized revenue of $4.0 million under the Incyte Manufacturing and Clinical Supply Agreement during each of the three and six month periods ended June 30, 2022. As of June 30, 2022, $9.5 million in revenue was deferred under this agreement, $3.3 million of which was current and $6.2 million of which was non-current.
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

Since the inception of the NIAID Contract, NIAID has exercised the two options contemplated in the original contract and executed modifications such that the total funded contract value as of June 30, 2022 is $25.1 million. In addition, the most recent modification changed the period of performance under the NIAID Contract to end in July 2023. During the three months ended June 30, 2022 and 2021, the Company recognized revenue under the NIAID Contract of $0.5 million and $0.4 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized revenue under the NIAID Contract of $0.9 million and $1.2 million, respectively.
8. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (IRC), and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the six months ended June 30, 2022, 65,125 shares of common stock were purchased under the 2016 ESPP.
Employee Stock Option Plans
Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the IRC, or non-qualified stock options. In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares.  As of June 30, 2022, under the 2003 Plan, there were options to purchase an aggregate of 105,282 shares of common stock outstanding.
In October 2013, the Company implemented the 2013 Plan.  The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards.  The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Company's Board of Directors. During the six months ended June 30, 2022, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 15,816,949.   If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of June 30, 2022, there were options to purchase an aggregate of 10,395,473 shares of common stock outstanding.
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,658	$3,058	$5,050	$5,785
Selling, general and administrative	2,642	3,012	5,524	5,571
Total stock-based compensation expense	$5,300	$6,070	$10,574	$11,356
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended June 30,
	2022	2021
Expected dividend yield	0%	0%
Expected volatility	87.8% -89.7%	86.2% - 86.7%
Risk-free interest rate	1.4% - 3.6%	0.6% - 1.4%
Expected term	5.95 years	6.25 years
The following table summarizes stock option activity during the six months ended June 30, 2022:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	8,373,921	$21.47	6.6
Granted	2,685,197	9.50
Exercised	(80,721)	1.48
Forfeited	(267,563)	16.32
Expired	(210,079)	23.08
Outstanding, June 30, 2022	10,500,755	$18.66	7.0	$80
As of June 30, 2022:
Exercisable	5,930,958	$22.57	5.4	74
Vested and expected to vest	9,719,165	$19.00	6.8	79
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022 and 2021 was $6.96 and $15.11, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was approximately $0.5 million and $1.8 million, respectively. The total cash received for options exercised during the six months ended June 30, 2022 and 2021 was $0.3 million and $4.6 million, respectively. The total fair value of shares vested in the six months ended June 30, 2022 and 2021 was approximately $9.4 million and $8.1 million, respectively. As of June 30, 2022, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $33.9 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.
Restricted Stock Units
The Company grants restricted stock units (RSUs) under the 2013 Plan to employees from time to time as a component of their compensation. During the six months ended June 30, 2022, the Company awarded RSUs to employees in conjunction with the annual performance review process. Each RSU vests over a two-year period and entitles the holder to receive one share of the Company's common stock when the RSU vests. Compensation expense is recognized on a straight-line basis over the vesting period.
The following table summarizes RSU activity during the six months ended June 30, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021	21,500	$25.97
Granted	314,372	10.13
Exercised	(8,465)	26.69
Forfeited	(20,099)	10.15
Outstanding, June 30, 2022	307,308	10.78

At June 30, 2022, there was $2.4 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 1.3 years.
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
We commenced active operations in 2000, and have since devoted substantially all of our resources to staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We only began generating revenues from the sale of products in 2021. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2022, combined with anticipated and potential collaboration payments, product revenues and savings from the execution of our recently announced corporate restructuring plan, should enable us to fund our operations into 2024. Our expected funding requirements reflect anticipated expenditures related to the planned Phase 2 portion of the MGC018 clinical trial in metastatic castration-resistant prostate cancer (TAMARACK study), as well as our other clinical and preclinical studies currently ongoing.

Through June 30, 2022, we had an accumulated deficit of $1.1 billion. We expect that over the next several years this deficit will increase as we continue to incur research and development expense in connection with our ongoing preclinical and clinical studies.
COVID-19 Pandemic

The COVID-19 pandemic, including the resulting adverse macroeconomic conditions, has negatively impacted the global economy, created significant financial market volatility, disrupted global supply chains, and resulted in a significant number of infections and deaths worldwide. In addition, several national, state and local governments have placed restrictions on people from gathering in groups or interacting within a certain physical distance.
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

Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte. In 2017, we entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for retifanlimab, an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. Incyte paid us an upfront payment of $150.0 million under the terms of the agreement. In July 2021, Incyte announced that the U.S. Food and Drug Administration (FDA) had issued a Complete Response Letter (CRL) regarding its Biologics License Application (BLA) for retifanlimab as a potential treatment for adult patients with locally advanced or metastatic squamous cell carcinoma of the anal canal. Incyte’s announcement indicated that the FDA determined that additional data were needed to demonstrate the clinical benefit of retifanlimab for the submitted indication, and that Incyte was reviewing the CRL and would discuss next steps with the FDA. Incyte subsequently withdrew its European application for marketing authorization of retifanlimab for the treatment of squamous carcinoma of the anal canal. Incyte has stated it is pursuing development of retifanlimab in potentially registration-enabling studies beyond squamous cell carcinoma of the anal canal, including in patients with MSI-high endometrial cancer, Merkel cell carcinoma and non-small cell lung cancer. Incyte is also pursuing development of retifanlimab in combination with multiple product candidates from its pipeline. In April 2022, we and Incyte executed an amendment to the Incyte License Agreement to add a milestone for U.S. approval of retifanlimab in a specific indication and to exclude certain other regulatory and development achievements with retifanlimab in this same indication from the milestone events of the Incyte License Agreement.

Under the terms of the Incyte License Agreement, as amended, Incyte leads global development of retifanlimab. Assuming successful development and commercialization of retifanlimab by Incyte, we could receive total development and regulatory milestones of up to approximately $435.0 million and up to $330.0 million in commercial milestones. We received $70.0 million of the total development milestones through June 30, 2022. In July 2022, we and Incyte further amended the Incyte License Agreement to reflect changes related to the payment of certain milestones and we received $30.0 million in milestone payments from Incyte. If retifanlimab is approved and commercialized, we would be eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement) and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
In January 2022, we entered into a Manufacturing and Clinical Supply Agreement with Incyte (Incyte Manufacturing and Clinical Supply Agreement) to provide manufacturing services to produce certain Incyte bulk drug substance over a three-year period at one of our manufacturing facilities. Under the terms of the Incyte Manufacturing and Clinical Supply Agreement, we received an upfront payment of $10.0 million and are eligible to receive annual fixed payments paid quarterly over the term of the contract totaling $14.4 million. We will also be reimbursed for materials used to manufacture product as well as other costs incurred to provide manufacturing services.
•Zai Lab. In 2018, we entered into a collaboration and license agreement with Zai Lab Limited (Zai Lab) under which Zai Lab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (Zai Lab’s territory) for (i) margetuximab, an immune-optimized anti-HER2 monoclonal antibody, (ii) tebotelimab, a bispecific DART molecule designed to provide coordinate blockade of PD-1 and LAG-3 for the potential treatment of a range of solid tumors and hematological malignancies, and (iii) an undisclosed multi-specific TRIDENT molecule in preclinical development (2018 Zai Lab Agreement). Zai Lab will lead clinical development in its territory. Zai Lab has informed us that they have decided to discontinue development of tebotelimab for indications they were enrolling in their territory and is evaluating future development plans in other indications.
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

Under the terms of the agreement, I-Mab paid us an upfront payment of $15.0 million. Assuming successful development and commercialization of enoblituzumab, we could receive up to $135.0 million in development and regulatory milestones of which $5.0 million has been earned from the inception of the I-Mab License Agreement through June 30, 2022. In addition, I-Mab would pay us tiered royalties ranging from mid-teens to 20% on annual net sales in its territories.
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

Critical Accounting Estimates
Our critical accounting estimates are policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting estimates is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes with respect to our critical accounting estimates during the six months ended June 30, 2022.

Results of Operations
Revenue
The following represents a comparison of our revenue for the three and six months ended June 30, 2022 and 2021 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Collaborative and other agreements	$16.9	$27.2	$(10.3)	(38)%	$24.0	$42.4	$(18.4)	(43)%
Product sales, net	4.7	3.2	1.5	47%	8.3	4.1	4.2	102%
Contract manufacturing	4.0	—	4.0	N/A	4.0	—	4.0	N/A
Government agreements	0.5	0.4	0.1	25%	0.9	1.2	(0.3)	(25)%
Total revenue	$26.0	$30.8	$(4.8)	(16)%	$37.1	$47.7	$(10.6)	(22)%

The decrease in revenue of $4.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to:
•a decrease of $5.0 million in development milestones recognized under the Incyte License Agreement;
•a decrease of $2.6 million in revenue recognized under the Incyte Commercial Supply Agreement due to timing of manufacturing activities; and
•a decrease of $1.3 million in revenue recognized under the I-Mab License Agreement.
These decreases were partially offset by:
•$4.0 million recognized under the Incyte Manufacturing and Clinical Supply Agreement; and
•an increase of $1.5 million in net product revenue from sales of MARGENZA.

The decrease in revenue of $10.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to:
•a decrease of $15.0 million in development milestones recognized under the Incyte License Agreement;
•a decrease of $5.7 million in revenue recognized under the Incyte Commercial Supply Agreement due to timing of manufacturing activities; and
•a decrease of $1.8 million in revenue recognized under the I-Mab License Agreement.
These decreases were partially offset by:
•recognition of a $5.0 million milestone under the 2018 Zai Lab Agreement during the six months ended June 30, 2022;
•an increase of $4.2 million in net product revenue from sales of MARGENZA; and
•$4.0 million recognized under the Incyte Manufacturing and Clinical Supply Agreement.
Revenue from collaborative and other agreements may vary substantially from period to period depending on the progress made by our collaborators with their product candidates and the timing of milestones achieved under current agreements, and whether we enter into additional collaboration agreements.
Cost of Product Sales
Cost of product sales for all periods presented consists primarily of product royalties and fill finish costs. Product sold during these periods consisted of drug product that was previously charged to research and development expense prior to FDA approval of MARGENZA, which favorably impacted our gross margin. We expect cost of product sales to continue to be positively impacted as we sell through this drug product.
Cost of Manufacturing Services
Cost of manufacturing services consists of the costs to provide manufacturing services to produce certain Incyte bulk drug substance under the Incyte Manufacturing and Clinical Supply Agreement. We entered into this agreement in January 2022, therefore there are no such costs during the three and six months ended June 30, 2021.
Research and Development Expense
The following represents a comparison of our research and development expense for the three and six months ended June 30, 2022 and 2021 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
MGC018	$11.0	$10.0	$1.0	10%	$27.5	$14.7	$12.8	87%
Margetuximab	7.5	10.0	(2.5)	(25)%	15.8	22.1	(6.3)	(29)%
Lorigerlimab	4.6	2.7	1.9	70%	9.7	5.8	3.9	67%
Flotetuzumab	4.2	8.3	(4.1)	(49)%	9.3	17.7	(8.4)	(47)%
Enoblituzumab	3.8	4.1	(0.3)	(7)%	8.7	8.2	0.5	6%
Tebotelimab	3.2	5.4	(2.2)	(41)%	7.4	10.7	(3.3)	(31)%
MGD024	2.8	1.6	1.2	75%	4.1	2.5	1.6	64%
IMGC936	2.4	1.1	1.3	118%	4.8	2.1	2.7	129%
DART molecules under HIV government contract	0.9	1.3	(0.4)	(31)%	1.8	2.8	(1.0)	(36)%
Retifanlimab	0.2	4.9	(4.7)	(96)%	1.7	8.8	(7.1)	(81)%
Other programs (a)	11.1	6.4	4.7	73%	22.4	13.5	8.9	66%
Total research and development expense	$51.7	$55.8	$(4.1)	(7)%	$113.2	$108.9	$4.3	4%
(a) Includes research and discovery projects, as well as early preclinical and terminated molecules.

Our research and development expense for the three months ended June 30, 2022 decreased by $4.1 million compared to the three months ended June 30, 2021 primarily due to:
•decreased retifanlimab manufacturing costs related to the Incyte Commercial Supply Agreement;
•decreased development, manufacturing and clinical trial costs related to flotetuzumab (due to discontinuance of our company-sponsored trial);
•decreased margetuximab manufacturing costs related to the Zai Lab Clinical Supply Agreement; and
•decreased development, manufacturing and clinical trial costs related to tebotelimab.
These decreases were partially offset by:
•increased development of discovery projects and preclinical molecules;
•increased clinical trial enrollment costs related to lorigerlimab; and
•increased development, manufacturing and clinical trial costs related to MGC018.
Our research and development expense for the six months ended June 30, 2022 increased by $4.3 million compared to the six months ended June 30, 2021 primarily due to:
•increased development, manufacturing and clinical trial costs related to MGC018;
•increased development of discovery projects and preclinical molecules; and
•increased clinical trial enrollment costs related to lorigerlimab.
These increases were partially offset by:
•decreased development, manufacturing and clinical trial costs related to flotetuzumab (due to discontinuance of our company-sponsored trial);
•decreased retifanlimab manufacturing costs related to the Incyte Commercial Supply Agreement; and
•decreased margetuximab manufacturing costs related to the Zai Lab Clinical Supply Agreement.
There are uncertainties associated with our research and development expenses for future quarters which are impacted by multiple variables, including timing of wind down activities for recently closed studies and current and expected expenditures associated with our Phase 2/3 MGC018 TAMARACK study.
Selling, General and Administrative Expense
Selling, general and administrative expenses decreased by $1.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $0.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to decreased selling costs for MARGENZA, which launched in March 2021, as well as decreased consulting expenses.

Liquidity and Capital Resources
Our multiple product candidates currently under development will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use. Our future success is dependent on our ability to identify and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings, revenue from our multiple collaboration agreements, and contracts and grants from the National Institute of Allergy and Infectious Diseases. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2022, combined with $30.0 million subsequently received from Incyte, anticipated and potential collaboration payments, product revenues and savings from the execution of our corporate restructuring plan, should enable us to fund our operations into 2024. Our expected funding requirements reflect anticipated expenditures related to the planned Phase 2 portion of the MGC018 TAMARACK study, as well as our other clinical and preclinical studies currently ongoing.
Material Cash Requirements
During the six months ended June 30, 2022, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(106.9)	$(74.7)
Investing activities	4.6	(20.4)
Financing activities	0.3	103.0
Net change in cash and cash equivalents	$(102.0)	$7.9
Operating Activities
Net cash used in operating activities consists of our net loss adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation and changes in working capital. Net cash used in operating activities for the six months ended June 30, 2022 benefited from the $12.3 million received from Incyte under the Incyte Manufacturing and Clinical Supply Agreement and a $5.0 million milestone received under the 2018 Zai Lab Agreement. Net cash used in operating activities for the six months ended June 30, 2021 benefited from the $15.0 million milestone payments received under the Incyte License Agreement.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2022 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in investing activities during the six months ended June 30, 2021 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 reflects net cash proceeds from our securities offerings of approximately $98.2 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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
There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, aside from the risk factors included below:
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
The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of a Biologics License Application (BLA) from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. For example, in November 2021, we announced the discontinuation of Cohort A of the MAHOGANY trial for margetuximab in gastric cancer, based on a number of factors, including the prioritization of our other product candidates given the competition in this indication, and the FDA’s approval of competing combination therapy with pembrolizumab. Also in July 2022, we announced the discontinuation of the Phase 2 trial of enoblituzumab in combination with either retifanlimab or tebotelimab in the treatment of patients with recurrent or metastatic squamous cell carcinoma of the head and neck (SCCHN), based on an internal review of safety data. In addition, our collaborator Incyte submitted a BLA for retifanlimab in January 2021 and in July 2021, received a Complete Response Letter (CRL) from the FDA regarding its BLA. Incyte’s announcement indicated that the FDA determined that additional data are needed to demonstrate the clinical benefit of retifanlimab for the submitted indication, and that Incyte is reviewing the CRL and will discuss next steps with the FDA. Obtaining approval of a BLA can be a lengthy, expensive and uncertain process. Further, in October 2021, Incyte withdrew its European application for marketing authorization of retifanlimab for the treatment of squamous carcinoma of the anal canal. In addition, failure to comply with FDA and non-U.S. regulatory requirements may, either before or after product approval, subject our company or our collaborators to administrative or judicially imposed sanctions, including:
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
We, or our collaborators, are either currently enrolling patients in clinical trials or anticipate initiating, continuing, designing or supporting clinical trials for molecules that include MGC018, lorigerlimab, retifanlimab, tebotelimab, IMGC936 and MGD024 as monotherapies or in combination with other product candidates. In addition, Incyte is currently enrolling patients in clinical trials for retifanlimab, and other collaborators outside the United States are developing our product candidates. We anticipate in the future collaborators will initiate or continue clinical trials of one or more our product candidates. The continuation, modification, or commencement of existing or new clinical trials could be substantially delayed or prevented by several factors, including:
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
The progress or completion of our, or our collaborators', clinical trials have been and could also be substantially delayed or prevented by many factors, including:
•unforeseen safety issues, including severe or unexpected adverse effects experienced by patients, including actual and possible deaths;
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
Although all of our product candidates have undergone or will undergo safety testing, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of our product candidates could arise either during clinical development or after the approved product has been marketed. Ongoing or future trials of our product candidates may not support the conclusion that one or more of these product candidates have acceptable safety profiles. The results of future clinical or preclinical trials may show undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings or potential product liability claims. For example, in July 2022 we announced the discontinuation of our Phase 2 trial of enoblituzumab in combination with either retifanlimab or tebotelimab in the treatment of patients with recurrent or metastatic SCCHN, based on an internal review of safety data.
If we or others later identify undesirable or unacceptable side effects potentially caused by such products:
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
Risks Related to Our Financial Position and Need for Additional Capital
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly or more dilutive or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
Risks Relating to Employee Matters and Managing Growth
Our restructuring and the associated workforce reduction announced in August 2022 may not result in anticipated cost savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In August 2022, we announced a reduction in workforce by approximately 15% in connection with the restructuring of our business to prioritize and focus on our lead assets. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our results of operation and financial condition would be adversely affected. We expect to incur additional costs as we recognize one-time employee termination-related charges. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic restructuring plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

Item 6.	Exhibits

10.1+	Amendment No. 2 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated April 7, 2022

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

+     Portions of this document (indicated by “[***]” have been omitted because they are not material and are the type that MacroGenics, Inc. treats as private and confidential.
*     Filed herewith
**     Furnished herewith

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
Dated: August 8, 2022