Form 10-K
period 2022-12-31
MACROGENICS INC
filed 2023-03-15
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Yes  ☐ No   ☑

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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
Yes   ☐ No   ☑

The aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $181.3 million based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant's common stock outstanding on March 10, 2023 was 61,838,565.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MacroGenics, Inc.'s definitive proxy statement for the 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

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
•the outcomes of our ongoing and planned clinical trials and the timing of those outcomes, including when clinical trials will be initiated or completed, enrollment of trials, and when data will be reported or regulatory filings will be made;
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
•our failure to maintain effective internal controls; and
•the severity and duration of the impact of a global pandemic on our business, operations, clinical programs, manufacturing, financial results and other aspects of our business.
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

Overview
We are a biopharmaceutical company focused on developing and commercializing innovative antibody-based therapeutics for the treatment of cancer. We have a pipeline of product candidates being evaluated in clinical trials sponsored by us or our collaborators in addition to several molecules in preclinical development. Our clinical product candidates include multiple oncology programs, many of which were created using our proprietary, antibody-based technology platforms. We believe our product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. To date, two products originating from MacroGenics’ pipeline of proprietary or partnered product candidates have received U.S. Food and Drug Administration (FDA) approval.

We are developing product candidates that target various tumor-associated antigens and immune checkpoint molecules. Our lead pipeline program is vobramitamab duocarmazine (vobra duo) (formerly MGC018), an antibody-drug conjugate (ADC) that targets B7-H3, a molecule in the B7 family of immune regulator proteins that is widely expressed by several different tumor types. We have historically pursued development of other molecules that target B7-H3, including enoblituzumab, an Fc-optimized monoclonal antibody (mAb). We are also developing molecules that target programmed cell death protein 1 (PD-1), a protein that is important in the regulation of the immune system’s response to cancer. Our clinical pipeline includes two product candidates based on our proprietary, bispecific DART technology that co-engage both PD-1 and other checkpoint molecules. These candidates include lorigerlimab, which targets PD-1 and CTLA-4, or cytotoxic T-lymphocyte-associated protein 4, and tebotelimab, which targets PD-1 and LAG-3, or lymphocyte-activation gene 3. In addition, we are developing MGD024, a next-generation bispecific DART molecule that engages CD3 on immune effector cells to kill CD123-expressing cancer cells in certain hematological malignancies, including acute myeloid leukemia (AML).

We and our collaboration partners are developing or commercializing product candidates for which we retain certain economic rights. These molecules include IMGC936, a clinical-stage ADC that targets ADAM9, a cell surface protein over-expressed in several solid tumor types; retifanlimab, an anti-PD-1 mAb that we out-licensed and TZIELD™ (teplizumab-mzwv), an anti-CD3 monoclonal antibody that we sold to a partner.

In March 2021, we and our commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist mAb we developed that is indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease.

We have created our product candidates based on the following antibody-based technologies:
•ADC platforms, which we have licensed from collaboration partners to leverage third-party proprietary linker payloads, and which link monoclonal antibodies that specifically target cancer cells with cytotoxins that are designed to trigger cell death in the cancer cell;
•Multi-specific platforms, which enable us to design antibodies that can bind to two (in the case of our bispecific DART product candidates) or more distinct targets, each with antibody-like specificity, with the goal of creating a more significant biological effect than binding any one of the targets as with an antibody or two or more of them separately as a combination. We have specifically utilized our DART platform to generate product candidates for use in the following modalities:
◦Bispecific checkpoints. We leverage our proprietary DART platform to enable simultaneous targeting of multiple co-inhibitory receptors or checkpoints, such as those involved in inhibiting T-cell responses. Targeting two immunoregulatory pathways, such as two checkpoints in a single molecule, affords the clinical benefit of the combination together with the potential for improved efficacy and/or safety, as well as advantages in manufacturing, simplified clinical development and enhanced patient convenience.

◦Next-Generation T-Cell Engagers. We have extensive experience applying our proprietary multi-specific DART and TRIDENT platforms to develop molecules that redirect T-cell activation and killing which: (1) recognize and bind to structures expressed on a cancer cell, (2) recruit all types of cytotoxic, or cell killing, T cells, irrespective of their ability to recognize cancer cells, and (3) trigger T-cell activation, expansion, and cell killing mechanisms to destroy a cancer cell.

MacroGenics’ next-generation T-cell engagers incorporate a CD3 component that is designed to minimize cytokine-release syndrome (CRS), a potentially life-threatening toxicity, while increasing the magnitude of antitumor activity with a longer half-life to permit intermittent dosing; and
•Fc Optimization platform, which introduces certain mutations into the Fc domain of a mAb in order to modulate antibody interaction with immune effector cells to enhance the killing of cancer cells.

Our goal is to be a fully-integrated biotechnology company leading in the discovery, development, manufacturing and commercialization of breakthrough antibody-based biologics for the treatment of patients with cancer.

Our Pipeline of Oncology Clinical Product Candidates for Which We Retain Commercial Rights

The table below depicts the status of our oncology product candidates that are in clinical development and for which we retain all or some commercial rights:

B7-H3 Programs

We have two clinical-stage programs, vobra duo and enoblituzumab, that target B7-H3 (CD276), an immune checkpoint molecule that is overexpressed in cancer tissues while showing limited expression in normal tissues. B7-H3 is a member of the B7 family of immune regulator proteins that is widely expressed by different tumor types and may play a key role in regulating the immune response to various cancers. Of the two programs, currently only vobra duo is in active clinical development. There are no currently approved therapeutic agents directed against B7-H3.

Vobramitamab Duocarmazine

Vobra duo is an investigational ADC with a cleavable peptide linker designed to deliver a DNA-alkylating duocarmycin payload to dividing and non-dividing cells on solid tumors that express B7-H3. The underlying ADC technology was licensed from Byondis B.V. (Byondis). After completing a dose escalation study in 2020, we initiated the Phase 1/2 dose expansion study of vobra duo in patients with metastatic castration-resistant prostate cancer (mCRPC), non-small cell lung cancer (NSCLC), melanoma, squamous cell carcinoma of the head and neck (SCCHN) and triple negative breast cancer (TNBC). The purpose of this fully-enrolled study was to evaluate the safety and tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of the molecule. In addition, in early 2022, we initiated a Phase 1/2 dose escalation study of vobra duo in combination with lorigerlimab (formerly MGD019), a bispecific DART molecule designed to block PD-1 and CTLA-4, in patients with solid tumors. This study is ongoing.

In late 2022, we initiated the Phase 2 portion of the TAMARACK Phase 2/3 study of vobra duo in patients with mCRPC who have had prior exposure to a taxane and at least one androgen receptor axis-targeted, or ARAT, agent (including abiraterone, enzalutamide or apalutimide), and a PARP (poly adenosine diphosphate-ribose polymerase) inhibitor, if appropriate. This study is designed to evaluate 100 patients across two experimental arms in which they receive vobra duo at either 2.0 mg/kg or 2.7 mg/kg once every four weeks (Q4W). This study initially included a control arm in which patients received a second ARAT agent. The treatment landscape for patients with mCRPC has evolved with declining acceptability regarding the use of a second ARAT agent in patients who progress on earlier therapies and the approval of a radiopharmaceutical medication. Given our objective to enroll TAMARACK and determine an optimal dose expeditiously, as of the first quarter of 2023, we have modified the trial by removing the ARAT control arm and the Phase 3 portion of the study, with regulatory approval for the modified protocol obtained to date in several countries. We believe that removal of the control arm should allow us to provide a clinical update in 2024 potentially in support of a subsequent Phase 3 study in mCRPC.

Dose Escalation Study Results (as of May 2020)
In May 2020, data from the dose escalation study of vobra duo was initially presented. At the May 6, 2020 data cut-off, 23 evaluable patients with advanced solid tumors had been enrolled in four dose escalation cohorts of 0.5 mg/kg to 3 mg/kg given intravenously every three weeks. Treatment was ongoing in an expanded fifth cohort of patients at 4 mg/kg every three weeks at the data cut-off date.

At the May 6, 2020 data cut off, preliminary evidence of anti-tumor activity by vobra duo was observed in the dose escalation portion of the study, particularly in patients with advanced mCRPC. Reductions in prostate-specific antigen (PSA) levels of ≥ 50% (PSA50) were observed in five of seven mCRPC patients treated, including one with substantial regression of bone disease. Six mCRPC patients had bone-only disease, and one patient with measurable peripheral disease had a 29% reduction in target lesions that did not qualify as a response per Response Evaluation Criteria in Solid Tumors v1.1 (RECIST). Four PSA responders remained on therapy as of the data cut-off. Patients with mCRPC had received a median of four therapies prior to vobra duo, including taxane chemotherapy (six patients) and next-generation hormonal agents (six patients were treated with both abiraterone and enzalutamide, and one with abiraterone only).

Through dose escalation, the safety profile of vobra duo, which had included hematologic and skin toxicities, was generally manageable as of the data cut-off. At least one treatment-related adverse event (TRAE) occurred in 22 of 23 patients (96%), including Grade ≥ 3 reported in 14 of 23 patients (61%). Three treatment-related serious adverse events occurred in one patient each: pneumonitis in a patient with concurrent bacterial pneumonia; non-infectious gastroenteritis; and stasis dermatitis in a patient with chronic venous insufficiency. One dose-limiting toxicity of Grade 4 neutropenia that resolved to baseline was reported. No febrile neutropenia was observed.

Phase 1/2 Dose Expansion Study Results (as of August 2021)

Preliminary clinical results from the ongoing Phase 1/2 study of vobra duo in patients with solid tumors was presented at the 2021 European Society for Medical Oncology (ESMO) Meeting. As of the August 16, 2021 data cut-off, a total of 86 patients with advanced solid tumors were enrolled in the cohort expansion of vobra duo at the recommended Phase 2 dose (RP2D) of 3.0 mg/kg, administered intravenously every three weeks. The enrollment included 40 patients with mCRPC, 21 patients with NSCLC, 16 patients with TNBC and nine patients with melanoma. In addition, enrollment of patients with SCCHN had been initiated. The safety analysis included all enrolled patients, whereas the efficacy analysis was limited to mCRPC and NSCLC patients; enrollment was ongoing in the other tumor cohorts. In the cohort expansion, tumor response by investigator per RECIST was evaluated every nine weeks for all patients and PSA was assessed every three weeks in mCRPC.

As of the August 16, 2021 data cut-off, all 40 patients in the mCRPC cohort expansion had been enrolled. Patients had previously received a median of three prior therapies for advanced disease, with all 40 patients having received both chemotherapy and next-generation hormonal therapy. Based on an immunohistochemistry assessment of patient tumor samples, the median B7-H3 H-score (a combined score of the intensity and the proportion of B7-H3 expression, comprising values between 0 and 300) for all mCRPC patients was 223. A total of 39 mCRPC patients were evaluable for PSA response. Reductions in PSA levels of ≥ 50% (PSA50) were observed in 21 of 39 patients (54%). Twenty-four of the 39 patients (62%) remained on treatment as of the data cut-off. Of the 40 patients in the mCRPC cohort, 16 of the 23 patients with measurable disease were evaluable for tumor response by RECIST as of the data cut-off. Ten of these 16 patients (63%) had reductions in their target lesion sums from baseline. Four patients (25%) demonstrated a partial response (PR), consisting of two confirmed and two unconfirmed PRs. Treatment was ongoing in six of 16 patients with evaluable tumor response as of the data cut-off.

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

Enoblituzumab

Enoblituzumab is an investigational monoclonal antibody that targets B7-H3 that has been engineered using our Fc Optimization platform. A Phase 2 study evaluating enoblituzumab in combination with either retifanlimab (anti-PD-1 monoclonal antibody) or tebotelimab (PD-1 × LAG-3 bispecific DART molecule) in the first-line treatment of patients with recurrent or metastatic SCCHN was discontinued in July 2022.

We had initiated a Phase 2 study of this agent in the first-line treatment of patients with relapsed or metastatic SCCHN not curable by local therapy in the first quarter of 2021. This trial included enoblituzumab in a chemotherapy-free regimen in combination with either retifanlimab in patients who are programmed death-ligand 1 (PD-L1) positive or with tebotelimab in patients who are PD-L1 negative. In July 2022, we announced the closure of this study based on an internal review of safety data, which included the occurrence of seven fatalities potentially associated with hemorrhagic events in both arms of the study (of 62 total patients treated).

At the 2022 ASCO Annual Meeting, investigators presented data from an investigator-sponsored trial of a single-center, single arm, open-label Phase 2 study evaluating the safety, anti-tumor effect, and immunogenicity of neoadjuvant enoblituzumab given prior to radical prostatectomy in men with intermediate and high-risk localized prostate cancer. In this study, investigators reported that six weeks of treatment with enoblituzumab demonstrated favorable safety and encouraging clinical activity in high-risk prostate cancer patients with local disease prior to prostatectomy. These trial results, combined with demonstrated favorable safety profile observed by the investigators, provide the rationale for further development of enoblituzumab and other B7-H3 targeted agents in prostate cancer.

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

Dose Escalation Study Results (as of July 21, 2020)

We conducted a Phase 1/2 clinical trial of lorigerlimab in patients with advanced solid tumors. The study was designed to enroll patients with histologically proven, unresectable, locally advanced or metastatic solid tumors for whom no approved therapy with demonstrated clinical benefit is available or patients who are intolerant to standard therapy. Forty-three patients were enrolled in the 3+3+3 dose escalation study within a dose range of 0.03 – 10.0 mg/kg, administered every three weeks initially, in a population of heavily pre-treated patients representing a broad range of different types (23) of solid tumors. A total of 28 patients were treated at doses ≥ 3.0 mg/kg administered every three weeks initially. Of the 18 evaluable patients who received doses ≥ 3.0 mg/kg as of the July 21, 2020 cut-off date, four objective responses were reported, including a confirmed complete response in mCRPC, confirmed PRs in microsatellite stable colorectal cancer (MSS CRC) and metastatic type AB thymoma, and an unconfirmed PR in serous fallopian tube carcinoma. Lorigerlimab was well-tolerated in patients who received less than 10 mg/kg. The most common TRAEs observed were pruritus (23.3%), arthralgia (18.6%), fatigue (18.6%), rash (18.6%), nausea (16.3%) and infusion-related reaction (16.3%) as of the data cut-off. Several Grade 3 adverse events were observed at the 10.0 mg/kg level; however, none were considered dose limiting.

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

Dose Expansion Study Results (as of December 12, 2022)

We are evaluating lorigerlimab in an ongoing Phase 1/2 dose expansion study in patients with MSS CRC, mCRPC, melanoma and checkpoint-naive NSCLC, and reported on preliminary data at the ASCO Genitourinary Cancers Symposium in February 2023. As of the December 12, 2022 data cut-off, 118 patients were enrolled at the dose of 6.0 mg/kg, administered intravenously every three weeks (Q3W). Confirmed objective responses were observed across the histology-specific cohorts; preliminary efficacy results for mCRPC were presented in the poster.

Preliminary Safety Results. The safety analysis is based on 127 patients who received lorigerlimab at a dose of 6 mg/kg Q3W, including 118 enrolled in the four dose expansion cohorts plus nine patients from dose escalation. Median exposure was 14.4 weeks (range: 1.9 - 100.1 weeks) with a median of four infusions administered per patient. Twenty-four patients remained on lorigerlimab as of the December 12, 2022 data cut-off; 103 discontinued for the following reasons: progressive disease (PD) (n=66), adverse events (AE) (n=31), patient/physician decision (n=5), or death due to PD (n=1).

The results demonstrated a manageable overall safety profile. TRAEs occurred in 86.6% of patients, with the most common among them (≥15%) being fatigue, rash, pruritus, hypothyroidism, and pyrexia. Rates of grade ≥3 TRAEs and immune-related AEs were 35.4% and 7.9%, respectively. AEs resulted in treatment discontinuation in 25.2% of patients. There were no fatal AEs related to lorigerlimab.

Preliminary Anti-tumor Activity in mCRPC Cohort. As of the December 12, 2022 data cut-off, 42 patients had been enrolled in the mCRPC expansion cohort. Patients had previously received a median of two prior therapies (range: 1 – 9) for advanced disease, with 35 patients (83.3%) having received docetaxel and 34 patients (81.0%) having received androgen receptor antagonist therapy. The median exposure to lorigerlimab was 19.2 weeks (range: 3.3 - 55.1 weeks), with a median of five infusions administered per patient.

A total of 35 patients with mCRPC had measurable soft tissue disease per RECIST v1.1 at study entry. Nine of the 35 patients (25.7%) achieved confirmed partial responses (cPR). The median duration of response for these nine patients was 4.6 months (range: 2.8 – 8.6+ months), with four patients remaining on lorigerlimab as of data cut-off. Among the other five patients who had achieved cPR, four discontinued due to unrelated adverse events, and one patient discontinued due to physician decision.

Reductions in PSA levels of ≥ 50% were observed in 12 of 42 patients (28.6%), and 9 of the 12 maintained PSA50 response ≥ 3 months. Nine of 42 patients (21.4%), including the nine who achieved cPR, had reductions in their PSA levels of ≥ 90% as of the data cut-off.

Based on the above data, we plan to initiate a randomized Phase 2 study of lorigerlimab in combination with docetaxel vs. docetaxel in second-line, chemotherapy-naïve mCRPC patients in the second half of 2023. A total of 150 patients are planned to be randomized 2:1. The current study design includes a primary study endpoint of radiographic progression-free survival (rPFS).

Tebotelimab

Tebotelimab is an investigational, first-in-class bispecific, tetravalent DART molecule targeting PD-1 and LAG-3. We have engineered tebotelimab to concomitantly or independently bind to PD-1 and LAG-3 and disrupt these non-redundant inhibitory pathways to further restore exhausted T-cell function. Tebotelimab was evaluated in a Phase 1/2 dose expansion study in several tumor types and was studied in combination with enoblituzumab in SCCHN.
Dose Expansion Study Results (as of April 25, 2020)
In May 2020, initial data was presented from a Phase 1 monotherapy dose expansion study of tebotelimab in patients with advanced solid and hematologic neoplasms. At the April 25, 2020 data cut-off, 205 patients had been treated with tebotelimab, of which 152 were evaluable for response. Anti-tumor activity of tebotelimab, as assessed by RECIST, was observed in evaluable patients across several of the tumor types in the selected dose expansion cohorts. Response to tebotelimab monotherapy was associated with LAG-3 expression and an IFN-γ gene signature at baseline. The overall safety profile of tebotelimab in the Phase 1 study, including the incidence of immune-mediated adverse events, appeared generally consistent with anti-PD-1 antibody monotherapy with respect to event type and frequency.
Dose Expansion Results in Diffuse Large B-cell Lymphoma (as of October 23, 2020)
In December 2020, data was presented from the tebotelimab Phase 1/2 dose expansion study in patients with relapsed/refractory diffuse large B-cell lymphoma (DLBCL). In this study, 20 DLBCL patients were enrolled, half of whom were chimeric antigen receptor (CAR) T cell therapy experienced. As of the October 23, 2020 data cut-off, there were 13 response-evaluable patients. A preliminary ORR of 53.8% (7 of 13 patients) was observed, including responses in five of seven CAR T cell-naïve patients and in two of six CAR T cell experienced patients, the latter of whom both had complete responses. A preliminary duration of response of up to 168 days was observed, with six of seven ongoing responses as of the cut-off date. In the study, baseline LAG-3 expression appeared to associate with clinical response. Tebotelimab was generally well-tolerated among heavily pre-treated R/R DLBCL patients, with manageable infusion-related reactions and no evidence of tumor lysis syndrome. The most common TRAE was pyrexia, which occurred in three (15%) patients. A single Grade 3 TRAE of anemia was observed.
As part of our November 2018 license and collaboration agreement with Zai Lab Limited (Zai Lab), we licensed to them the right to develop and commercialize tebotelimab in mainland China, Hong Kong, Macau and Taiwan. Zai Lab has led regional studies evaluating tebotelimab in various indications in its territory. Zai lab discontinued development of tebotelimab for indications they were enrolling in their territory and is evaluating future development plans in other indications.

T-cell Redirected Bispecific DART Molecules

We are developing a bispecific DART molecule that can simultaneously target T-cells and tumor cell surface antigens to engage and promote redirected T-cell killing of cancer cells. CD123, the interleukin-3 receptor alpha chain, is widely overexpressed in various hematologic malignancies, including AML and myelodysplastic syndrome (MDS), making it an attractive therapeutic target. Various drugs have been developed to target CD123, but none have received FDA approval. We have created a bispecific DART molecule that engages CD3 expressed on immune effector cells, such as T cells, to kill CD123-expressing cancer cells for the potential treatment of certain hematologic malignancies, including AML.

MGD024

MGD024 is an investigational, next-generation, bispecific CD123 × CD3 DART molecule designed to minimize cytokine-release syndrome, while maintaining anti-tumor cytolytic activity, and permitting intermittent dosing through a longer half-life. In December 2021, we presented preclinical MGD024 data at the American Society of Hematology (ASH) Annual Meeting that showed the potential for anti-tumor activity from the combination of MGD024 with standard of care agents used to treat AML. We initiated a Phase 1 study of MG024 in patients with CD123-positive hematologic malignancies in July 2022, and this dose escalation study is ongoing.

On October 14, 2022, we and Gilead Sciences, Inc. (Gilead) entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024 and create bispecific cancer antibodies using our DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the Gilead Agreement, we will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license to develop and commercialize MGD024 and other bispecific antibodies of ours that bind CD123 and CD3 (CD123 Option). The agreement also grants Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by us and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). As part of the Gilead Agreement, Gilead paid us a non-refundable upfront payment of $60.0 million and we will be eligible to receive up to $1.7 billion in target nomination, option fees, and development, regulatory and commercial milestones, assuming Gilead exercises the CD123 Option and Research Program Option, successfully develops and commercializes MGD024 or other CD123 products developed under the agreement, and products result from the two additional research programs. Assuming exercise of the CD123 Option, we will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs.

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

Partnered Programs

Retifanlimab
Retifanlimab is an investigational mAb targeting PD-1. Marketed antibodies targeting this checkpoint molecule have shown clinical efficacy in the treatment of various tumors by releasing the "brakes" of the immune system and helping to restore the immune system's ability to detect and kill tumor cells. In 2017, we licensed retifanlimab to Incyte Corporation (Incyte) under a global collaboration and license agreement (Incyte Agreement), although we retain the right to develop the molecule in combination with product candidates from our pipeline.

Under the terms of the Incyte Agreement, we are eligible to receive up to $665 million in remaining development, regulatory and commercial milestones from Incyte. In addition, we are eligible to receive tiered royalties of 15% to 24% on any global net sales of the product.

Incyte has stated it is pursuing development of retifanlimab in potentially registration-enabling indications, including in patients with Merkel cell carcinoma, squamous carcinoma of the anal canal, microsatellite instability-high, or MSI-high, endometrial cancer and non-small cell lung cancer. Incyte is also pursuing development of retifanlimab in combination with multiple product candidates from its pipeline.

IMGC936

IMGC936 is an ADC that targets ADAM9, a cell surface protein over-expressed in several solid tumor types. IMGC936 is being advanced under a co-development agreement with ImmunoGen, Inc. (ImmunoGen). Under the 50/50 collaboration, ImmunoGen is leading clinical development and has completed Phase 1 dose escalation and initiated dose expansion in NSCLC and triple negative breast cancer. ImmunoGen has indicated they anticipate sharing initial data in the second quarter of 2023.

Teplizumab
In 2018, we entered into an asset purchase agreement (Asset Purchase Agreement) with Provention Bio, Inc. (Provention) pursuant to which they acquired our interest in teplizumab, a monoclonal antibody we had been developing for the treatment of type 1 diabetes. Teplizumab has been granted Breakthrough Therapy Designation by the FDA and PRIority MEdicines (PRIME) designation by the European Medicines Agency.

On November 17, 2022, the FDA approved TZIELD™ (teplizumab-mzwv) to delay the onset of Stage 3 type 1 diabetes (T1D) in adult and pediatric patients aged 8 years and older with Stage 2 T1D. Under the Asset Purchase Agreement, Provention is obligated to pay us contingent milestone payments totaling $170 million upon the achievement of certain regulatory approval milestones, including $60 million for the approval of a BLA for a first indication in the United States. In addition, Provention is obligated to make contingent milestone payments to us totaling $225 million upon the achievement of certain sales milestones as well as a single-digit royalty on net sales of the product. On November 30, 2022, we and Provention entered into Amendment No. 1 (APA Amendment) to the Asset Purchase Agreement. Pursuant to the APA Amendment, the $60.0 million milestone payment related to the achievement of FDA approval was revised to require the amount to be paid in four equal installments rather than within 90 days of approval. Under the Amendment, Provention paid us $15.0 million on each of November 30, 2022 and March 1, 2023, and is required to pay us $15.0 million on each of June 1, 2023 and September 1, 2023.

In March 2023, we sold our royalty interest in TZIELD to a wholly-owned subsidiary of DRI Healthcare Trust (DRI). We retain our other economic interests related to TZIELD, including future potential regulatory and commercial milestones. We received a $100.0 million upfront payment from DRI for the sale of our single-digit royalty on global net sales of TZIELD. We retain the right to receive a 50% share of the royalty on global net sales above a certain annual threshold. In addition, we are eligible to receive up to $50.0 million from DRI upon the occurrence of pre-specified events tied to the advancement of TZIELD for the treatment of newly diagnosed T1D and may also receive an additional $50.0 million if TZIELD achieves a certain level of net sales.

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

Provention disclosed in the first quarter of 2022 that they had initiated a Phase 2a trial in SLE of PRV-3279. The PREVAIL-2 study is a Phase 2a proof-of-concept (POC) study in moderate-to-severe SLE patients induced into response with a short course of corticosteroids, and then monitored for relapse, after randomization to either PRV-3279 or placebo treatment. Provention has indicated that it expects to report top-line results of the PREVAIL-2 study in the second half of 2024.

HIV DART Molecules
We are developing MGD014 and MGD020 under a contract awarded to us in September 2015 by the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health. These bispecific DART molecules are designed to target the viral envelope (Env) protein of human immunodeficiency virus (HIV) infected cells and CD3 on T cells to redirect the immune system's T cells to kill HIV-infected cells. These molecules may become a key part of a strategy to reduce or eliminate latent HIV reservoirs in conjunction with latency-reversing agents. MGD014 and MGD020 target the gp120 and gp41 subunits of HIV Env, respectively. A Phase 1 study of MGD014 in persons with HIV maintained on antiretroviral therapy has been completed and a Phase 1 study of MGD020 alone and combined with MGD014 initiated in 2022.

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
Our Platforms and Technology Expertise
We apply our understanding of disease biology, immune-mediated mechanisms and next generation antibody technologies to design specifically targeted antibody-based product candidates based on our DART, Fc Optimization and licensed ADC platforms. Through these platforms we have designed antibody-based product candidates that have the potential to improve on standard treatments by having one or more of the following attributes: (1) multiple specificities; (2) increased abilities to interact with the body's immune system to fight tumors; (3) capacity to bind more avidly to antigen targets: (4) increased potency; (5) reduced immunogenicity or (6) the ability to target and kill cancer cells that are resistant to standard treatments. Moreover, these technology platforms are complementary in certain cases and can be combined to address the complex biology of cancer.
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

We are currently developing product candidates using this technology, including lorigerlimab, MGD024, tebotelimab, MGD014 and MGD020 in clinical trials, as well as others in preclinical development.
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
Licensed ADC Platforms
We have licensed ADC platforms from collaboration partners to leverage their past investment in proprietary linker-toxin technology and know-how. While we don’t necessarily believe there is a single best linker-toxin technology capable of addressing all targets and indications, we have selected what we believe are best-in-class technologies for construction of each of our ADC product candidates. For example, to date we have utilized linker-toxin payloads developed by Byondis for vobra duo, by ImmunoGen for IMGC936 and by Synaffix B.V. (Synaffix) for multiple, non-disclosed preclinical molecules. Utilizing Synaffix’s ADC technology, we anticipate submitting an Investigational New Drug (IND) application for an undisclosed ADC product candidate in late 2023.
Our Collaborations
Throughout our company's history, we have entered into collaborations with other biopharmaceutical companies and plan to continue to do so. We enter into collaborations when there is a strategic advantage to us and when we believe the financial terms of the collaboration are favorable for meeting our short-term and long-term strategic objectives. We are not dependent upon any one of these collaborations, but in many cases, we have rights to receive sales royalties and other significant financial payments if the partnered product candidates achieve certain development and sales milestones. We endeavor to establish collaborations that preserve our right to participate in future commercialization, for example by securing co-promotion or profit-sharing rights under certain circumstances.
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
Pipeline Patent Protection
As of December 31, 2022, we held 87 patents in the United States with 45 patent applications pending and 757 patents in other countries of the world with 487 patent applications pending. In addition to patents and patent applications generally providing protection for various aspects of our Fc Optimization, DART, and TRIDENT platforms, we have patent and patent applications for the composition of matter of each of our clinical pipeline product candidates and, in some cases, we also have other patents and patent application related to various aspects of the technology underlying these product candidates or their methods of use.
Patent terms may be adjusted or extended, as described in greater detail below, in certain circumstances. However, assuming no adjustments or extensions, the primary composition of matter patent for each of our clinical pipeline product candidates is expected to expire in the following timeframes:

Product or Product Candidate	Expiration Date
margetuximab	2029
enoblituzumab	2031
retifanlimab	2036
tebotelimab	2036*
lorigerlimab	2036
vobramitamab duocarmazine	2037
MGD024	2039*
* pending
Patent Term Extension and Reference Product Exclusivity
The Hatch-Waxman Act permits a patent term extension for FDA-approved drugs, including biological products, of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. If and when our pharmaceutical product candidates receive FDA approval, we expect to apply, or have applied, for patent term extensions on patents covering those products. We intend to seek, and are seeking, patent term extensions to our issued patents in any jurisdiction where these are available. For example, we have submitted a request to obtain patent term extension of U.S. Patent No. 8,802,093, the primary composition of matter patent for margetuximab. However, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act (collectively the ACA) created a regulatory scheme authorizing the FDA to approve biosimilars via an abbreviated licensure pathway. In many cases, this allows biosimilars to be brought to market without conducting the full suite of clinical trials typically required of originators. Under the ACA, a manufacturer may submit an application for licensure of a biologic product that is "biosimilar to" or "interchangeable with" a previously approved biological product or "reference product." The "biosimilar" application must include specific information demonstrating biosimilarity based on data derived from: (1) analytical studies, (2) animal studies, and (3) a clinical study or studies that are sufficient to demonstrate safety, purity, and potency in one or more appropriate conditions of use for which the reference product is licensed, except that FDA may waive some of these requirements for a given application. Under this new statutory scheme, an application for a biosimilar product may not be submitted to the FDA until four years after the date of first licensure. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed. The law does not change the duration of patents granted on biological products. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor's own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. There have been persistent proposals to repeal or modify the ACA and it is uncertain how any of those proposals, if in the future approved, would affect these provisions.
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
In-Licensed Intellectual Property
We have entered into patent and know-how license agreements that grant us the rights to use certain technologies related to biological manufacturing for our commercial and clinical product candidates, such as but not limited to technology related to the conjugation of cytotoxic payloads to our antibody drugs. We anticipate using these technologies for future product candidates. These licensors have businesses dedicated to licensing this type of technology and we anticipate that licenses to use these technologies for our future products will be available. The licenses typically include yearly maintenance payments and sales royalties, and may also include upfront payments or milestone payments.

Manufacturing
We currently manufacture drug substance for most of our clinical trials at our manufacturing facility located in Rockville, Maryland. We also rely on contract manufacturers, including Byondis, Synaffix and Millipore Sigma, for producing components of our ADC candidates. We have supplemented our drug substance manufacturing capacity through an arrangement with AGC Biologics, Inc. (AGC, formerly CMC Biologics, Inc.), a contract manufacturing organization, and commercially produced initial margetuximab commercial supply and inventory at AGC. In October 2021, the FDA approved the BLA supplement to add our commercial manufacturing site at 9704 Medical Center Drive in Rockville, Maryland as a licensed manufacturing site for margetuximab drug substance. We commercially produce material for MARGENZA as well as intend to commercially produce our and partner’s product candidates when and if approved by the FDA. In addition, we currently rely on and will continue to rely on contract fill-finish service providers, primarily Ajinomoto Bio-Pharma Services and Baxter Healthcare Corporation, to fulfill our fill-finish needs for our current and future product candidates.

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
Production processes for biological therapeutic products are complex, highly regulated, and vary widely from product to product. Shifting or adding manufacturing capacity can be a very lengthy process requiring significant capital expenditures, process modifications, and regulatory approvals. Accordingly, if we were to experience extended plant shutdowns at our own facility, extended failure of a contract supplier or contract manufacturing organization, or extraordinary unplanned increases in demand, we could experience an interruption in supply of certain products or product shortages until production could be resumed or expanded.
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
Further, several companies are also developing therapeutics that work by targeting multiple specificities using a single recombinant molecule. Amgen Inc. has obtained marketing approval for one product that works by targeting antigens both on immune effector cell populations and those expressed on certain cancer cells, and has other product candidates in development that use this mechanism. In addition, other companies are developing new treatments for cancer that utilize multi-specific approaches, including Abbvie Inc., Affimed N.V., Eli Lilly and Company, Genmab A/S, Merus B.V., Regeneron, Roche, AstraZeneca, Xencor, Inc. and Zymeworks, Inc.
Finally, our competition in the contract development and manufacturing organization (CDMO) market includes a number of full-service contract manufacturers and large pharmaceutical companies offering third-party development and manufacturing services to fill their excess capacity. Large pharmaceutical companies have been seeking to divest portions of their manufacturing capacity, and any such divested businesses may compete with us in the future. In addition, most of our competitors have substantially greater financial, marketing, technical or other resources than we do.

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
Other Healthcare Laws and Compliance Requirements
We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback and false claims laws, as well as laws related to health care transparency and data protection.. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such anti-kickback laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payers (including Medicare and Medicaid) that are false or fraudulent. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid).
Laws and regulations enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products generally limit financial interactions between manufacturers and health care providers and/or require disclosure to the government and public of such interactions. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. We are subject to federal, state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. Given the lack of clarity in laws and their implementation, our activities could be subject to the penalty provisions of the pertinent laws and regulations.
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

BioPharmaceutical Coverage, Pricing, Reimbursement, and Health Care Reform
In the United States and other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of adequate reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers, and other organizations. Third-party payors are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Third-party reimbursement adequate to enable us to realize an appropriate return on our investment in research and product development may not be available or optimal for our products. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

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
Moreover, in the U.S., there have been several presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

Human Capital Management
As of December 31, 2022, we had 357 full-time employees, 292 of whom were primarily engaged in research, development and manufacturing activities, and 67 of whom had an M.D. and/or Ph.D. Our employees are critically important to the achievement of our company’s mission and goals.
Our senior leadership oversees all human capital management matters and are committed to attracting, developing, engaging and retaining the best people. We strive to offer our employees an intellectually challenging and diverse work environment, opportunities to expand their knowledge and skills, to receive feedback on performance, and for career advancement. We believe management’s relationships with our employees is very positive and they are not subject to a collective bargaining agreement or represented by a trade or labor union.
Compensation and Benefits
Our compensation programs are designed to align our employees' interests with our business goals and stockholder returns. We provide employee wages that are competitive within our industry, and we engage a outside compensation and benefits consulting firm to independently evaluate the effectiveness of our compensation and benefit programs and to provide benchmarking against our peers within the industry. We link annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align the employee’s financial interests with the interests of stockholders. MacroGenics is committed to providing our employees with a benefits program that is both comprehensive and competitive. Our benefits program offers health care, dental and vision coverage, along with benefits designed provide increased financial security to our employees and their families.

We maintain an Employee Stock Purchase Plan under which employees may purchase Company common stock through payroll deductions at a price equal to 85% of the fair market value of the stock as of the end of the offering periods.

Our Culture; Diversity Equity and Inclusion

Our Living Values are the backbone of our culture: Patients First, Do It Right, Innovate, Pitch In, Take Action and Be Inclusive.
In 2022, we kicked off a number of initiatives to reinforce the importance of a diverse workforce and culture of belonging to our Company’s success. We added the Living Value, Be Inclusive, and completed company-wide training on Diversity, Equity and Inclusion. To further champion our DEI efforts, we formed a DEI Committee with strong advocacy from our senior leadership team and our board of directors. The Committee focused on raising awareness of DEI in 2022 and held a number of focus groups and company wide events.

All employees are required to observe high standards of business and personal ethics and must adhere to our Code of Business Conduct and Ethics, for which they receive training annually. The Code requires reporting any actual or suspected misconduct, illegal activities or fraud. To that end, we maintain a Speak Up Culture where all employees are encouraged to raise issues, report concerns, and ask questions. We also maintain an anonymous hotline that is available to all of our employees to report any matter of concern. Communications to the hotline (which is facilitated by an independent third party) are routed to our General Counsel (or, if the General Counsel is the subject of the communication, to the Chair of our Audit Committee) for investigation and resolution. We also maintain a policy of no retaliation, where employees who report any misconduct are to be free of any harassment, retaliation or adverse employment consequence.

We periodically conduct employee engagement surveys to understand our employees’ perspectives and endeavor to listen, change and improve on how we work together in response to these perspectives. In 2022, 84% of our workforce participated.

Learning and Development

We continue to invest in our employees to achieve their goals and to lead our company through learning and development. We conduct regular performance reviews. We encourage all employees to take advantage of our leadership, management and technical skill trainings and resources. In addition, we provide focused development for managers and emerging leaders who are designated as “key talent” based on performance and leadership potential.

Community

We believe in giving back and supporting the local communities where we work as well as initiatives consistent with our areas of focus. Employees are encouraged to participate in charitable causes and receive eight hours of voluntary paid time off to participate in local opportunities to give back to the community.

Wellbeing and Safety

We are committed to the health and safety of our employees by providing a safe work environment.

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
•We depend substantially on the success of the clinical development of our products and product candidates, through our own efforts or those of our collaborators, including vobra duo and lorigerlimab. If we are unable to successfully complete clinical development, obtain additional regulatory approvals and commercialize our products and product candidates, or experience significant delays in doing so, our business will be materially harmed and we may not be able to generate sufficient revenues and cash flows to continue our operations.
•Clinical drug development involves a lengthy and expensive process, with a highly uncertain outcome. We expect to incur significant additional costs related to the development of vobra duo, lorigerlimab, and our other product candidates and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our other products and product candidates.
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
•If clinical trials for our product candidates are prolonged, delayed or stopped for any reason, including for safety reasons or lack of efficacy, we may be unable to obtain regulatory approval and commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any product revenue.
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

•vobra duo, lorigerlimab, MARGENZA, or any other product candidate that we develop may fail to achieve or maintain market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
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
•The manufacture of vobra duo, lorigerlimab, MARGENZA and our product candidates, for ourselves and our collaborators, is complex, and we may encounter difficulties in production. There can be no assurance that we will be able to effectively manufacture clinical quantities of our product candidates in the future. Further, we have limited experience in large-scale or commercial manufacturing, and there can be no assurance that we will be able to effectively manufacture commercial quantities of MARGENZA, or other products or product candidates, if and when approved.
•COVID-19 (or any variant thereof) may have a negative impact on our clinical trials, nonclinical studies, development, manufacturing and commercialization of our product and product candidates and other aspects of our business, staff, and operations.
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
•Our success depends significantly on our ability to operate without infringing the valid patents and other proprietary rights of third parties.
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
Risks Related to Our Business and the Development and Commercialization of Our Products and Product Candidates
We depend substantially on the success of the clinical development of our products and product candidates, through our own efforts or those of our collaborators, including vobra duo and lorigerlimab. If we are unable to successfully complete clinical development, obtain additional regulatory approvals and commercialize our products and product candidates, or experience significant delays in doing so, our business will be materially harmed and we may not be able to generate sufficient revenues and cash flows to continue our operations.
Our business depends on the successful development, regulatory approval and commercialization of our products and product candidates, including vobra duo and lorigerlimab. We have invested and will continue to invest a significant portion of our efforts and financial resources in the development of our product candidates, including vobra duo and lorigerlimab. The success of our products and product candidates depends on many factors, including but not limited to:
•successful enrollment in, and completion of, clinical trials, as well as completion of nonclinical studies;
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
•successfully launching our product candidates, including vobra duo or lorigerlimab, if and when approved;
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
Clinical drug development involves a lengthy and expensive process, with a highly uncertain outcome. We expect to incur significant additional costs related to the development of vobra duo, lorigerlimab, and our other product candidates and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our other products and product candidates.
The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of a Biologics License Application (BLA) from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. For example, in July 2022 we announced the closure of our Phase 2 study evaluating the investigational regimen of enoblituzumab in combination with either retifanlimab or tebotelimab in the first-line treatment of patients with recurrent or metastatic SCCHN. The decision to discontinue the study was based on an internal review of safety data. The approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and non-U.S. regulatory requirements may, either before or after product approval, subject our company or our collaborators to administrative or judicially imposed sanctions, including:
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
We, or our collaborators, are either currently enrolling patients in clinical trials or anticipate initiating, continuing, or designing, or supporting clinical trials for molecules that include vobra duo, lorigerlimab, retifanlimab, teplizumab, IMGC936 and MGD024 as monotherapies or in combination with other product candidates. For example, we have decided to modify the trial design for our TAMARACK study and it is unclear what impact this will have on costs. In addition, Incyte is currently enrolling patients in clinical trials for retifanlimab, and other collaborators outside the United States are developing our product candidates. We anticipate in the future collaborators will initiate or continue clinical trials of one or more our product candidates. The continuation, modification, or commencement of existing or new clinical trials could be substantially delayed or prevented by several factors, including:
•further discussions with the FDA or other regulatory agencies regarding the scope or design of our clinical trials;
•the limited number of, and competition for, suitable sites to conduct our clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;
•any delay or failure in patient recruitment or enrollment in our or our collaborators’ trials for any reason, including as a result of public health crises;
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
•delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site;
•significant competition of product candidates that are expected to be more effective or have a more favorable safety profile; and
•approval of potential therapies by competitors.
The progress or completion of our, or our collaborators', clinical trials have been and could also be substantially delayed or prevented by many factors, including:
•unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients, including actual and possible deaths;
•delays in expected site initiation, patient recruitment and enrollment, for any reason;
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
We may publicly disclose top line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial or continued progress of the study or trial. The top line or interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top line and interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. In addition, the achievement of one primary endpoint for a trial does not guarantee that additional co-primary endpoints or secondary endpoints will be achieved, which may have an adverse effect on our ability to obtain or retain additional regulatory approval of products or product candidates in the U.S. or in other jurisdictions.
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
Vobra duo, lorigerlimab, MARGENZA, or any other product candidate that we develop may fail to achieve or maintain market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
Vobra duo, lorigerlimab, MARGENZA, or any other product candidate that we develop may fail to achieve or maintain market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. For example, revenues from MARGENZA are not anticipated to enable us to reach profitability.
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
A product’s market acceptance depends significantly on the medical community’s determination of clinical benefit and safety compared to alternative therapies available both now and in the future. For example, several new therapies for the treatment of HER2-positive breast cancer were approved and certain of these therapies have or may be perceived to have greater efficacy benefits than MARGENZA in clinical trials. Competition from these and other approved therapies has and may adversely impact the market acceptance of MARGENZA. In particular, final overall survival (OS) endpoint data from the SOPHIA trial analysis did not demonstrate a statistically significant advantage for MARGENZA over trastuzumab. This OS data may have adversely affected, or may continue to adversely affect, the market acceptance of MARGENZA
In addition, the potential market opportunities for our product candidates are difficult to precisely estimate. Our internal estimates of the potential market opportunities for vobra duo, lorigerlimab, and our other product candidates include several key assumptions based on a variety of factors, which may include our industry knowledge, industry publications, third-party research reports, assessment of competition, and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for vobra duo, lorigerlimab, or our other product candidates could be smaller than our estimates of our potential market opportunity.
 Our product candidates may have undesirable side effects which may delay or prevent further clinical development or marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Although all of our product candidates have undergone or will undergo safety testing, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of our product candidates could arise either during clinical development or after the approved product has been marketed. Ongoing or future trials of our product candidates may not support the conclusion that one or more of these product candidates have acceptable safety profiles. The results of future clinical or nonclinical trials may show undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, risk management measures, or potential product liability claims. For example, in July 2022 we announced the discontinuation of our Phase 2 trial of enoblituzumab in combination with either retifanlimab or tebotelimab in the treatment of patients with recurrent or metastatic SCCHN, based on an internal review of safety data.
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
We have a limited operating history conducting commercial activities as a CDMO and our contract manufacturing business materially depends upon the regulatory approval of the product candidates we manufacture. We must comply with the FDA’s cGMP requirements, as set out in statute, regulations and interpreted through guidance. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. See “Other U.S. Post-Marketing Regulatory Requirements” above for additional information. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our product or product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product or product candidates, including leading to significant delays in the availability of drug product for sale and our clinical trials or the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation or negatively impact a product’s commercial success. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution. Additionally, if the FDA or a comparable foreign regulatory authority does not approve of our facilities for the manufacture of a customer product or if it withdraws such approval in the future, our customers may choose to identify alternative manufacturing facilities and/or relationships, which could significantly impact our ability to expand our CDMO capacity and capabilities and achieve profitability.
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
Our commercial opportunity for MARGENZA is very limited, and the commercial opportunity for future product candidates including vobra duo or lorigerlimab may be reduced or limited if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products.
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
The manufacture of vobra duo, lorigerlimab, MARGENZA and our other product candidates, for ourselves and our collaborators, is complex, and we may encounter difficulties in production. There can be no assurance that we will be able to effectively manufacture clinical quantities of our product candidates in the future. Further, we have limited experience in large-scale or commercial manufacturing, and there can be no assurance that we will be able to effectively manufacture commercial quantities of MARGENZA, or other products or product candidates, if and when approved.

We currently manufacture product and product candidates for ourselves and our collaborators in our in-house manufacturing facility, and we anticipate manufacturing both commercial product as well as product candidates in the future, including for example commercial manufacturing of MARGENZA. We have limited experience in manufacturing at commercial scale. The process of commercial or clinical biotechnology manufacturing for ourselves and our collaborators is highly susceptible to delays or product loss due to a variety of factors, including but not limited to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, difficulties in scaling the production process, and vendor supply chain disruptions or fluctuations. Even minor deviations from manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in MARGENZA and our product candidates or in the manufacturing facilities in which MARGENZA and our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for MARGENZA and our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. In addition, if we fail to supply required quantities of MARGENZA or a product candidate for one of our collaborators, our collaborator may terminate our agreement.
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
COVID-19 (or any variant thereof) may have a significant negative impact on our clinical trials, nonclinical studies, development, manufacturing and commercialization of our product candidates and other aspects of our business, staff, and operations.
Public health crises such as pandemics or similar outbreaks may have a material impact our business. For instance, the COVID-19 pandemic impaired our ability to enroll patients in clinical trials, continue ongoing clinical trials or activate clinical trial sites, and MARGENZA commercialization, due to, for example, heightened exposure to COVID-19 if an outbreak occurs in a specific geography, the shifting of healthcare resources toward the pandemic or the closing of or limiting of access to clinical facilities, and reduced or eliminated in-person access to physicians and health care centers. Furthermore, patients may be unable or unwilling to enroll in our clinical trials or be unable to comply with clinical trial protocols if COVID-19 related restrictions impede patient movement or interrupt healthcare services. Public health crises may also negatively affect the operations of third-party CROs that we rely upon to carry out our clinical trials, or the operations of other service providers, which could result in delays or disruptions in the supply of our product candidates or other aspects of our business or that of our collaborators. Any negative impact public health crises could have, on patient enrollment or treatment or the timing and execution of our clinical trials could cause delays to our clinical trial activities, which could adversely affect our ability to seek and obtain regulatory approval for and to commercialize any approved product candidates, increase our operating expenses and have a material adverse effect on our business and financial results.
To date, we have seen limited business impact from COVID-19 related absences for our employees, but there can be no assurance that there will not be negative business impact in the future. We expect many employees to continue to work remotely or a hybrid of in-person and remote work, which presents risks, uncertainties and costs that could affect our performance, including operational and workplace culture challenges and uncertainty regarding office space needs.

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
In December 2020, the FDA approved MARGENZA, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. We launched MARGENZA in March 2021. In conjunction with Eversana, we continue to build commercialization support in United States to commercialize MARGENZA in a manner we believe to be appropriate in light of the modest size of the market opportunity. We have limited internal commercialization capabilities, and any additional products or product candidates that we may develop or in-license, will require significant capital expenditures, management resources and time.
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
The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our future approved products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs through lowering prescription drug prices, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the ACA, which became law in 2010. While it is difficult to assess the impact of the ACA in isolation, either in general or on our business specifically, it is widely thought that the ACA increases the likelihood of downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receive regulatory approval. Further, the United State and foreign governments regularly consider additional reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been executive, judicial and Congressional challenges to the ACA, which could have an impact on coverage and reimbursement for healthcare services covered by plans authorized by the ACA.
While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (Tax Act) included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and any healthcare reform measures of the Biden administration will impact the ACA and our business.
Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example ,in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. However, it is unclear whether these or similar policy initiatives will be implemented in the future.
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
Market acceptance and sales of our products and product candidates, if approved for sale by the appropriate regulatory authorities, may depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will reimburse and establish payment levels and, in some cases, utilization management strategies, such as tiered formularies and prior authorization. We cannot be certain that reimbursement will be available for our products or any products that we develop. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. Our ability to commercialize our products may depend, in part, on the extent to which reimbursement for the products will be available from government authorities and third-party payors. If reimbursement for our products is not available or is available on a limited basis, or if the reimbursement amount for our products is inadequate to support a product’s price, we may not be able to successfully commercialize any of our approved products.
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
Increasingly, third-party payors are requiring that biopharmaceutical manufacturers provide them with discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical products. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific products and product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our products may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any approved product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Additionally, we or our collaborators may develop companion diagnostic tests for use with our product candidates where appropriate. We or our collaborators will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we may seek for our product candidates. While we have not yet developed any companion diagnostic tests for our product candidates, if we do, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates.
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
With respect to vobra duo, lorigerlimab, MARGENZA and any of our other product candidates that are approved for commercial sale, we are, and will be, highly dependent upon physician and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients. Because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our financial condition or results of operations.
As of December 31, 2022, we hold $20 million in product liability insurance coverage in the aggregate, with a per incident limit of $20 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage when we begin the commercialization of additional product candidates. Insurance coverage is becoming increasingly expensive. As a result, we may be unable to maintain or obtain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. A successful product liability claim or series of claims brought against us, particularly if judgments exceed any insurance coverage we may have, could decrease our cash resources and adversely affect our business, financial condition and results of operation.
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
We and our collaborators are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product obtaining regulatory approval, including vobra duo, lorigerlimab, and MARGENZA, such as continued adverse event reporting requirements and post-marketing commitments, all of which may result in significant expense and limit our and our collaborators' ability to commercialize our current and any future approved products. For example, the FDA's approval of MARGENZA included a requirement that we provide to the FDA the data from the final overall survival endpoint from our SOPHIA study, which we reported in September 2021. Moreover, in connection with MARGENZA’s approval, the labeling and advertising and promotion of MARGENZA are subject to additional regulatory requirements, which could entail significant expense and could negatively impact the potential commercialization of

MARGENZA. To the extent other product candidates or those of our partners are approved by the FDA, we or our collaborators may be subject to similar post-marketing obligations.
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
The policies of the FDA and other regulatory agencies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of vobra duo, our other product candidates or of MARGENZA in any additional indications or territories, or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we or our collaborators might not be permitted to market our current or any future approved products and our business would suffer.
We and/or our collaboration partners may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.
In order to market any products outside of the United States, we and our current and potential collaboration partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and may require additional nonclinical studies or clinical trials or additional administrative review periods, which could result in significant delays, difficulties and costs for us. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. Although we obtained FDA approval of MARGENZA in December 2020, we do not have any product candidates approved for sale in any international market. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

We are advancing our product candidates through clinical development and have commercialized MARGENZA in collaboration with Eversana. Developing and commercializing pharmaceutical products, including conducting nonclinical studies and clinical trials, is expensive. In order to obtain such regulatory approval of product candidates, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding beyond what was raised in our public offerings and through our collaborations and license agreements to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates. Due to worsening global economic conditions, including decades-high inflation and concerns of a recession in the United States or other major markets, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including resulting from the ongoing COVID-19 pandemic, such funding may not be available on acceptable terms or at all. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2022, combined with anticipated and potential collaboration payments and product revenues, will enable us to fund our operations through 2025. Such guidance does not reflect anticipated expenditures related to the potential late-stage development of vobra duo in mCRPC or further expansion of studies currently ongoing. Because development of our product candidates is uncertain, we are unable to estimate accurately the actual funds we will require to complete research, development and clinical testing to commercialize our product candidates.
Our future funding requirements will depend on many factors, including but not limited to:
•the number and characteristics of other product candidates and indications that we pursue;
•the scope, progress, timing, cost and results of research, nonclinical development, and clinical trials, in particular, our planned potential registrational path trial for MCG018;
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
We have incurred significant losses since our inception. As of December 31, 2022, our accumulated deficit was approximately $1.1 billion. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, manufacture product and product candidate inventory, prepare for and begin to commercialize any future approved products, and add infrastructure and personnel if needed to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders' deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, such as the ongoing military conflict in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

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
Our ability to utilize our federal net operating losses (NOLs) and federal tax credits is currently limited, and may be limited further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years or since the last ownership change. We are already subject to Section 382 limitations due to acquisitions we made in 2002 and 2008. As of December 31, 2022, we had federal and state NOL carryforwards of approximately $777 million and federal research and development tax credits of approximately $94 million available. Future changes in stock ownership may also trigger an ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and tax credit carryforwards to reduce United States federal income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.

Risks Related to Our Dependence on Third Parties
Our existing therapeutic collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
We have limited capabilities for drug development and have little to no internal capability for sales, marketing or distribution. We have entered into collaborations with other companies that we believe can provide such capabilities, including our agreements with, for example, Gilead Sciences, Inc., Incyte Corporation, Zai Lab Limited and Janssen Biotech, Inc. These current collaborations also have provided us with important funding for our development programs and technology platforms and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:
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
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays in payment, or non-payment, of royalties, milestones or other monies owed, delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
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
For vobra duo, lorigerlimab, and our other product candidates, we may in the future determine to collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative products, product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.
Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of vobra duo, lorigerlimab, or our other product candidates, reduce or delay one or more of our other development programs, delay the commercialization of a product candidate or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop vobra duo, lorigerlimab, or our other product candidates or bring them to market or continue to develop our technology platforms and our business may be materially and adversely affected.
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

We currently have one cGMP manufacturing facility located in Rockville, Maryland in compliance with cGMP to support future clinical and commercial production of our and our collaborators’ product candidates. We manufacture drug substance lots at this facility that we use for clinical trials of our and our collaborators’ product candidates. We also have the capability to manufacture commercial supply of MARGENZA. Although we believe we currently have capacity to produce most of the material required for our and our collaborators’ clinical trials and for the commercial supply of MARGENZA, we may not be able to do so in the future, and may continue to rely on arrangements with third parties. We will continue to rely on third parties for bioconjugation to produce ADCs and for fill finish activities, neither of which our cGMP manufacturing facility can currently accommodate.
We have entered into agreements with contract manufacturing organizations in the past to supplement our clinical supply and internal capacity as we commercialize MARGENZA and advance vobra duo, lorigerlimab and other product candidates in our pipeline. In addition, in the future, we may use third parties for the manufacture of some or all components of our product candidates for clinical testing, including anti-body drug conjugates, as well as for commercial manufacture of some of our product candidates that receive marketing approval and that are not manufactured by us or one of our third party collaborators. We may be unable to reach agreement with any of these contract manufacturers, or to identify and reach arrangements on satisfactory terms with other contract manufacturers, to manufacture any of our product candidates. Additionally, the facilities used by any contract manufacturer to manufacture any of our product candidates must be the subject of a satisfactory inspection before the FDA and other regulatory authorities approve a BLA or marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the FDA’s requirements for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, our product candidates will not be approved or, if already approved, may be subject to recalls.

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
Any of these factors could adversely impact the commercialization of MARGENZA and the delay of approval or commercialization of our product candidates, cause us to incur higher costs or prevent us from commercializing our product candidates successfully. Furthermore, if contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take several years to establish an alternative source of supply for MARGENZA or our product candidates and to have any such new source approved by the FDA or any other relevant regulatory authorities.
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
We expect to continue to depend on independent clinical investigators and CROs to conduct our clinical trials, including future trials for vobra duo, lorigerlimab and other product candidates. CROs may also assist us in the collection and analysis of data. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. These investigators and CROs will not be our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA requires that we comply with standards, commonly referred to as current Good Clinical Practice (GCP) for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial subjects are protected. Failure of clinical investigators or CROs to meet their obligations to us or comply with GCP procedures could adversely affect the clinical development of our product candidates and harm our business.
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
Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in a business combination, the collaborator might de-emphasize or terminate the development or commercialization of MARGENZA or any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators. We may also be restricted under commercialization collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, our collaboration with Eversana contains a restriction on our engaging in activities that are the subject of the collaboration with third parties for specified periods of time among other conditions.
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
Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches continue to increase generally and can create system disruptions or shutdowns or the unauthorized disclosure of confidential information. In addition, due to the COVID-19 pandemic a portion of our employees have been working remotely, either from home or elsewhere. If personal information or protected health information is improperly accessed, tampered with or disclosed as a result of a security breach, we may incur significant costs to notify and mitigate potential harm to the affected individuals, and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of federal, state, or other laws protecting confidential personal information. In addition, a cybersecurity breach could hurt our reputation, subject us to liability claims or regulatory penalties for compromised personal information and could have a material adverse effect on our business, financial condition and results of operations. In order to reduce such risks, our information security program employs a policy-driven information systems security architecture based on National Institute of Standards and Technology (NIST) Cybersecurity Framework and references the NIST 800-53 guidelines for risk-based assessments and implementation of information security controls, which are assessed annually by independent third party auditors. An information security training program is also in place to educate employees and contractors on information security and data protection measures. The cybersecurity program is managed by dedicated Information Security personnel with the primary mission to implement, maintain, and improve the capabilities and practices to ensure the confidentiality, integrity, and availability of the sensitive information it maintains.
Risks Related to Our Intellectual Property
Our success depends significantly on our ability to operate without infringing the valid patents and other proprietary rights of third parties.
Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Third parties may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position. For example, certain patents held by third parties cover Fc engineering methods and mutations in Fc regions to enhance the binding of Fc regions to Fc receptors on immune cells. Although we believe that these patents are not infringed, and/or are invalid and/or unenforceable, if a court should find that they cover our products, such as MARGENZA or enoblituzumab, and we are unable to invalidate such patents, or if licenses for them are not available on commercially reasonable terms, our business could be harmed, perhaps materially.
Third parties could possess patents that we may ultimately be found to infringe, or such third party patents could issue in the future. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing product candidates using our technology. Our failure to obtain a license to any technology that we require may materially harm our business, financial condition and results of operations. Moreover, our failure to maintain a license to any technology that we require may also materially harm our business, financial condition, and results of operations. Furthermore, we would be exposed to a threat of litigation.
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
The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products, methods of use, or processes. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform or predictable. If we are sued for patent infringement, we would need to demonstrate that our products, methods, or processes either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates.
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
The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal anti-

kickback statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
Risks Relating to Employee Matters and Human Capital Management
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
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
Additionally, in January 2023, the U.S. Federal Trade Commission published a proposed rule that would generally prohibit post-employment non-compete clauses (or other clauses with comparable effect) in agreements between employers and their employees. If this rule goes into effect, or if we fail to adequately address any of the issues referred to above, it could adversely impact our ability to recruit and retain our skilled employees which may result in a material adverse effect on our business, operating results and financial condition.

Our restructuring and the associated workforce reduction announced in August 2022 may not result in anticipated cost savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
In August 2022, we announced a reduction in workforce by approximately 15% in connection with the restructuring of our business to prioritize and focus on our lead assets. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our results of operation and financial condition would be adversely affected. We expect to incur additional costs as we recognize one-time employee termination-related charges. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic restructuring plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.
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
We may need to grow or contract our organization, and we may experience difficulties in managing this growth or contraction, which could disrupt our operations.
As of December 31, 2022, we had 357 full-time employees, with the announced intention of a workforce reduction totaling 15% from August 2022. In addition to the risks associated with a reduction in force, as our finances, development and commercialization plans and strategies evolve, we may choose to expand or contract our employee base for managerial, operational, manufacturing, financial and other resources. Future growth or additional contraction would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing either growth or contraction activities. We may not be able to effectively manage our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees.
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
The market price of our common stock has been and may continue to be volatile. Companies that have experienced volatility in the market price of their common stock are often subject to securities class action litigation. For example, on September 13, 2019, a securities class action complaint was filed against us, and certain of our officers and/or directors in the U.S. District Court for the District of Maryland. On September 29, 2021, the District Court issued an Order dismissing the case, with prejudice, and on March 2, 2023 the Fourth Circuit affirmed the District Court’s dismissal.
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
In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. For example, one such securities class action lawsuit was brought against us. We could incur substantial costs defending this or similar lawsuits, as well as diversion of the time and attention of our management, any or all of which could seriously harm our business.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We lease a total of approximately 235,000 square feet of manufacturing, office, laboratory and warehouse space in Maryland and California. Our headquarters building in Rockville, Maryland currently houses laboratory, office and manufacturing operations to support clinical and commercial quantities and scale. This location is occupied under a lease that was modified in December 2022 and now expires in 2035. The California facility and the smaller-scale, non-commercial GMP manufacturing site in Maryland will be closed under our restructuring plan announced in August 2022, therefore the leases for those sites will not be renewed when they expire. Our continuing leases each have one or more five-year options to renew. We believe that our properties are generally in good condition, well maintained, suitable and adequate to carry on our business. We believe our capital resources are sufficient to lease any additional facilities required to meet our expected growth needs.

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

See note 6, Commitments and Contingencies, to the consolidated financial statements for more information.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol "MGNX". As of March 10, 2023, we had 61,838,565 shares of common stock outstanding held by approximately 58 holders of record, which include shares held by a broker, bank or other nominee. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.
Performance Graph
The following graph compares the five-year cumulative total return of our common stock with the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index. The comparison assumes a $100 investment on December 31, 2017 in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index, and assumes reinvestment of the full amount of all dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return
Among MacroGenics, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index
$250
$200
$150
$100
$50
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
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
For the discussion of our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.

Overview
We are a biopharmaceutical company focused on developing and commercializing innovative antibody-based therapeutics for the treatment of cancer. We have a pipeline of product candidates being evaluated in clinical trials sponsored by us or our collaborators in addition to several molecules in preclinical development. Our clinical product candidates include multiple oncology programs, many of which were created using our proprietary, antibody-based technology platforms. We believe our product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. To date, two products originating from our pipeline of proprietary or partnered product candidates have received U,S. Food and Drug Administration (FDA) approval. In March 2021, we and our commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. In November 2022, the FDA approved TZIELD™ (teplizumab-mzwv) to delay the onset of Stage 3 Type 1 Diabetes (T1D) in adult and pediatric patients aged 8 years and older with Stage 2 T1D. Teplizumab was acquired from us by Provention Bio, Inc. (Provention) in 2018, pursuant to an asset purchase agreement.

Our operations to date have concentrated on staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We only began generating revenues from the sale of products in 2021. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2022, combined with anticipated and potential collaboration payments and product revenues, and $100 million proceeds received in March 2023 pursuant to the sale of our single-digit royalty on future global net sales of TZIELD, should enable us to fund our operations through 2025. Our expected funding requirements reflect anticipated expenditures related to the Phase 2 TAMARACK clinical trial of vobramitamab duocarmazine (vobra duo) in metastatic castration-resistant prostate cancer (mCRPC), our planned Phase 2 study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.
Through December 31, 2022, we had an accumulated deficit of $1.1 billion. We expect that over the next several years this deficit will increase as we increase our expenditures in research and development in connection with our ongoing activities with several clinical trials.
Macroeconomic Conditions
The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, such as the COVID-19 pandemic, and geopolitical upheaval, such as Russia’s incursion into Ukraine (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. In particular, the COVID-19 pandemic (or any variant thereof) may have a negative impact on our clinical trials, preclinical nonclinical studies, development, manufacturing and commercialization of our product and product candidates and other aspects of our business, staff, and operations. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions including, the path of the COVID-19 pandemic, the evolution of COVID-19 variants or the emergence of other public health crises. In response to the COVID-19 pandemic, we have taken precautionary measures intended to help protect our employees, including enabling our employees to partially work remotely. Prolonged uncertainty with respect to

Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte. We have an exclusive global collaboration and license agreement with Incyte Corporation (Incyte) for retifanlimab, an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Under this agreement, as amended, Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. In addition to the upfront payment of $150.0 million and milestone payments totaling $100.0 million received from Incyte through December 31, 2022, we are eligible to receive an additional $335.0 million in development and regulatory milestones and $330.0 million in commercial milestones, assuming successful development and commercialization of retifanlimab by Incyte. If retifanlimab is approved and commercialized, we would be eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement) and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
•Gilead. In October 2022, we and Gilead Sciences, Inc. (Gilead) entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024 and create bispecific cancer antibodies using our DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the Gilead Agreement, we will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license to develop and commercialize MGD024 and other bispecific antibodies of ours that bind CD123 and CD3 (CD123 Option). The agreement also grants Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by us and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). As part of the Gilead Agreement, Gilead paid us a non-refundable upfront payment of $60.0 million and we will be eligible to receive up to $1.7 billion in target nomination, option fees, and development, regulatory and commercial milestones, assuming Gilead exercises the CD123 Option and Research Program Option,successfully develops and commercializes MGD024 or other CD123 products developed under the agreement, and products result from the two additional research programs. Assuming exercise of the CD123 Option, we will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs.
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

Under the terms of the 2018 Zai Lab Agreement, Zai Lab paid us an upfront payment of $25.0 million less foreign withholding tax of $2.5 million. Assuming successful development and commercialization of margetuximab, tebotelimab and the TRIDENT molecule, we could receive up to $140.0 million in development and regulatory milestones, of which we have earned $9.0 million through December 31, 2022. In addition, Zai Lab would pay us tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-

teens for net sales of tebotelimab in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.
In 2019, we entered into two agreements under which we are to perform manufacturing services for Zai Lab’s clinical needs of margetuximab and tebotelimab (Zai Lab Clinical Supply Agreements).
In 2021, we entered into a collaboration and license agreement with Zai Lab US LLC (collectively with Zai Lab Limited referred herein as Zai Lab) involving collaboration programs and license-only programs (collectively, the Programs) encompassing four separate immuno-oncology molecules (2021 Zai Lab Agreement). The first program covers a lead research molecule that incorporates our DART platform and binds CD3 and an undisclosed target that is expressed in multiple solid tumors (Lead Program). The second program covers a target to be designated by us. For these programs, Zai Lab receives commercial rights in Greater China, Japan, and Korea while we receive commercial rights in all other territories. Zai Lab also obtained exclusive, global licenses from us to develop, manufacture and commercialize two additional molecules (license-only programs). Zai Lab granted us a worldwide, royalty-free, co-exclusive license to conduct the development activities allocated to us. In August 2022, we and Zai Lab agreed to discontinue research and development of the Lead Program.
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
Assuming successful development and commercialization of the remaining Programs under the 2021 Zai Lab Agreement, we could receive up to $1.3 billion in development, regulatory and commercial milestones. In addition, Zai Lab would pay us tiered royalties at percentage rates of mid-single digits to low double-digit teens on annual net sales of products in Zai's territory, subject to specified royalty reduction pursuant to the 2021 Zai Lab Agreement. Per the terms of the 2021 Zai Lab Agreement, we may also receive reimbursements from Zai Lab for certain research and development costs incurred by us.
•Janssen. In 2020, we entered into a research collaboration and global license agreement to develop a preclinical bispecific molecule with Janssen Biotech, Inc. (Janssen). The research collaboration will incorporate our proprietary DART platform to enable simultaneous targeting of two undisclosed targets in a therapeutic area outside oncology. Under the terms of the agreement, Janssen paid us an upfront payment of $20.0 million and will be responsible for funding all expenses. We will also be eligible to receive up to $312.0 million in potential milestone payments and tiered royalties of up to 10% on worldwide product sales.
•Provention. In 2018, we entered into an asset purchase agreement (APA) with Provention pursuant to which Provention acquired our interest in teplizumab. Under the APA, if Provention successfully develops, obtains regulatory approval for, and commercializes teplizumab, we will be eligible to receive up to $170.0 million in regulatory milestones, and up to $225.0 million in commercial milestones. In November 2022, the FDA approved TZIELD (teplizumab-mzwv) to delay the onset of Stage 3 T1D in adult and pediatric patients aged 8 years and older with Stage 2 T1D, and we recognized $60.0 million in milestone revenue during the year ended December 31, 2022. In November 2022 we and Provention amended the APA. Under the amended APA, the $60.0 million milestone for a first approval was split into four $15 million payments. The first two payments were received in November 2022 and March 2023 and the two remaining payments are due June 1, 2023 and September 1, 2023. We are also eligible to receive single-digit royalties on net sales of TZIELD. Provention has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to us, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements Provention assumed pursuant to the APA. Further, Provention is required to pay us a low double-digit percentage of certain consideration to the extent it is received in connection with a grant of rights by Provention to a third party.
In March 2023, we sold our royalty interest in TZIELD to a wholly-owned subsidiary of DRI Healthcare Trust (DRI). We retain our other economic interests related to TZIELD, including future potential regulatory and commercial milestones. We received a $100.0 million upfront payment from DRI for the sale of our single-digit royalty on global net sales of TZIELD. We retain the right to receive a 50% share of the royalty on global net sales above a certain annual threshold. In addition, we are eligible to receive up to $50.0 million from DRI upon the occurrence of pre-specified events tied to the advancement of TZIELD for the treatment of newly diagnosed T1D and may also receive an additional $50.0 million if TZIELD achieves a certain level of net sales.

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

Under the terms of the agreement, I-Mab paid us an upfront payment of $15.0 million and $5.0 million in milestone revenue has been earned from the inception of the I-Mab License Agreement through December 31, 2022.
In 2021, we entered into an agreement under which we are to perform development and manufacturing services for I-Mab’s clinical needs of enoblituzumab. which agreement will co-terminate with the I-Mab license agreement.

Financial Operations Overview
Revenue
Our revenue consists of the following:
•revenue from collaborative and other agreements which includes amounts recognized relating to upfront nonrefundable payments for licenses or options to obtain future licenses, amounts earned by performing development and manufacturing services, research and development funding and milestone payments earned under our collaboration and license agreements with our strategic collaborators;
•product sales, net which reflects sales of MARGENZA which was launched in 2021. Product revenue is recorded net of applicable reserves for variable consideration, including discounts and other allowances;
•contract manufacturing revenue which is earned from manufacturing third parties’ drug substance; and
•government agreements revenue which reflects amounts earned through grants and/or contracts with the U.S. government and other research institutions on behalf of the U.S. government, primarily with respect to research and development activities related to infectious disease product candidates.

Cost of Product Sales
Cost of product sales relates to sales of MARGENZA. These costs include materials and manufacturing costs, as well as royalties payable on net sales of MARGENZA and inventory reserves. All product costs incurred prior to FDA approval of MARGENZA in December 2020 were expensed as research and development expense. We expect cost of product sales to continue to be positively impacted as we sell through inventory that was expensed prior to FDA approval of MARGENZA. We are currently unable to estimate how long it will be until we begin selling product manufactured post FDA approval.
Cost of Manufacturing Services
Cost of manufacturing services consists of the costs to provide manufacturing services to produce certain bulk drug substance under manufacturing and clinical supply agreements with third parties, including labor, materials overhead and other related costs.
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
Other Income
Other income consists of realized gains and losses on marketable securities and interest income earned on our cash, cash equivalents and marketable securities.

Critical Accounting Estimates
Our management's discussion and analysis of financial conditions and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amount of the revenue and expenses recorded during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. We review and evaluate these estimates on an on-going basis. These assumptions and estimates form the basis for making judgments about the carrying values of assets and liabilities and amounts that have been recorded as revenues and expenses. Actual results and experiences may differ from these estimates. We did not make any material changes to these assumptions during the year ended December 31, 2022, and do not expect any material changes in the near term to the underlying assumptions. If we were to adjust our assumptions, the results of any material revisions would be reflected in the consolidated financial statements prospectively from the date of the change in estimate. Management considers an accounting estimate to be critical if:

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
Customer Options. If an arrangement contains customer options, we evaluate whether the options are material rights because they allow the customer to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined using assumptions regarding estimated costs, discount rates, post-option development timeline, the probability of technical and regulatory success and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires. If the options are deemed not to be a material right, they are excluded as performance obligations at the outset of the arrangement.
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
Product Sales, Net
We entered into a limited number of arrangements with specialty distributors in the United States to distribute MARGENZA. The delivery of our product represents a single performance obligation for these transactions and we record net product revenue when control is transferred to the customer, generally upon receipt by the customer. The transaction price for net product revenue represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. Customer discounts are recorded as reductions of accounts receivable on the consolidated balance sheets. Allowance for product returns, provider chargebacks, government and other rebates and service fees are recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Sales deductions are based on management's estimates that consider payor mix in target markets and experience to-date. These estimates involve a substantial degree of judgment, in particular, for government-mandated rebates and chargebacks, such as for the Medicaid and 340B programs.
Contract manufacturing revenue
We enter into agreements with third parties to manufacture their drug substance at our GMP facility. The terms of these arrangements typically include an upfront payment to us to reserve manufacturing capacity, scheduled payments during the manufacturing process and reimbursement for materials used to manufacture product. We recognize revenue over time on a straight-line basis as the manufacturing services are performed, as we believe that our efforts in providing the manufacturing services are incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product are allocated to the related manufacturing activities and are recognized as revenue as those activities occur.
Cost of product sales
Cost of product sales relates to sales of MARGENZA. These costs include materials and manufacturing costs, as well as royalties payable on net sales of MARGENZA and inventory reserves. All product costs incurred prior to FDA approval of MARGENZA in December 2020 were expensed as research and development expense. We expect cost of product sales to continue to be positively impacted as we sell through inventory that was expensed prior to FDA approval of MARGENZA. We are currently unable to estimate how long it will be until we begin selling product manufactured post FDA approval.
Cost of Manufacturing Services
Cost of manufacturing services consists of the costs to provide manufacturing services to produce certain bulk drug substance under manufacturing and clinical supply agreements with third parties, including labor, materials overhead and other related costs.
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
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for information under the caption "Recent Accounting Pronouncements."

Results of Operations
Revenue
The following represents a comparison of our revenue for the years ended December 31, 2022 and 2021 (dollars in millions):

	Year Ended December 31,		Increase/(Decrease)
	2022	2021
Collaborative and other agreements	$119.3	$63.3	$56.0	88%
Product sales, net	16.7	12.3	4.4	36%
Contract manufacturing	14.0	—	14.0	N/A
Government agreements	1.9	1.8	0.1	6%
Total revenue	$151.9	$77.4	$74.5	96%
The increase of $56.0 million in revenue from collaborative and other agreements for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to:
•recognition of $60.0 million in milestone revenue under the asset purchase agreement with Provention; and
•an increase of $15.0 million in milestone revenue recognized under the Incyte License Agreement.
These increases were partially offset by:
•a decrease of $7.4 million in revenue recognized under the Incyte Commercial Supply Agreement;
•a decrease of $6.9 million in revenue recognized under the I-Mab License Agreement; and
•a decrease of $3.6 million in revenue under the 2021 Zai Lab Agreement.
Revenue from collaborative and other agreements may vary substantially from period to period depending on the progress made by our collaborators with their product candidates and the timing of milestones achieved under current agreements, and whether we enter into additional collaboration agreements.
The increase in product sales, net is due to an increase in volume. Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks and discounts, distribution-related fees and other sales-related deductions. The table below includes a reconciliation of the accounts associated with these deductions (in millions):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2020	$—	$—	$—
Provision related to current year sales	1.7	0.8	2.5
Payments/credits for current year sales	(1.3)	(0.4)	(1.7)
Balance as of December 31, 2021	0.4	0.4	0.8
Provision related to current year sales	2.5	1.1	3.6
Payments/credits for current year sales	(2.5)	(0.2)	(2.7)
Balance as of December 31, 2022	$0.4	$1.3	$1.7
Revenue recognized under the agreements we entered into during 2022 to provide manufacturing services to produce certain bulk drug substance for Incyte and Provention is recorded as contract manufacturing revenue. No such revenue was recognized during the year ended December 31, 2021.
Cost of Product Sales
Cost of product sales for the year ended December 31, 2022 consisted primarily of reserves for unsaleable inventory, as well as product royalties. Product sold during the year ended December 31, 2022 consisted of drug product that was previously charged to research and development expense prior to FDA approval of MARGENZA, which favorably impacted our gross margin for the year ended December 31, 2022. We expect cost of product sales to continue to be positively impacted as we sell through this drug product.
Cost of Manufacturing Services
Cost of manufacturing services consists of the costs to provide manufacturing services to produce certain bulk drug substance under the Incyte and Provention Manufacturing and Clinical Supply Agreements. We entered into these agreements in 2022, therefore there are no such costs during the year ended December 31, 2021.
Research and Development Expense
The following represents a comparison of our research and development expense for the years ended December 31, 2022 and 2021 (dollars in millions):

	Year Ended December 31,		Increase/(Decrease)
	2022	2021
Vobramitamab duocarmazine (formerly MGC018)	$55.4	$31.3	$24.1	77%
Margetuximab	26.9	41.5	(14.6)	(35)%
Lorigerlimab	21.6	13.4	8.2	61%
ADCs (a)	18.2	3.8	14.4	379%
Enoblituzumab	14.7	19.1	(4.4)	(23)%
Next-generation T-cell engagers (a)	13.3	18.4	(5.1)	(28)%
Flotetuzumab	12.9	28.8	(15.9)	(55)%
Tebotelimab	11.4	19.5	(8.1)	(42)%
IMGC936	7.9	5.7	2.2	39%
MGD024	7.9	3.7	4.2	114%
DART molecules under HIV government contract	4.7	5.1	(0.4)	(8)%
Retifanlimab	2.2	14.5	(12.3)	(85)%
Other programs (a)	9.9	9.8	0.1	1%
Total research and development expense	$207.0	$214.6	$(7.6)	(4)%
(a) Includes research and discovery projects, as well as early preclinical molecules and molecules not advanced to clinical development.
Research and development expense for the year ended December 31, 2022 decreased by $7.6 million compared to the year ended December 31, 2021. This decrease was primarily attributable to:

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
These decreases were partially offset by:
•increased vobra duo development, manufacturing and clinical trial costs;
•increased development of a non-disclosed ADC Investigational New Drug candidate; and
•increased clinical trial enrollment costs related to lorigerlimab.
There are uncertainties associated with our research and development expenses for future periods which are impacted by multiple variables, including timing of wind down activities for recently closed studies and current and expected expenditures associated with our vobra duo TAMARACK study.
Selling, General and Administrative Expense
The following represents a comparison of our general and administrative expenses for the years ended December 31, 2022 and 2021 (dollars in millions):

	Year Ended December 31,		Increase/(Decrease)
	2022	2021
Selling, general and administrative expenses	$58.9	$63.0	$(4.1)	(7)%
Selling, general and administrative expenses decreased for the year ended December 31, 2022 by $4.1 million compared to 2021 primarily due to decreased selling costs for MARGENZA as well as decreased legal, consulting and stock-based compensation expenses.
Other Income
The increase of $1.0 million in other income for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to increased investment income.

Liquidity and Capital Resources
Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2022 and 2021 (dollars in millions):

	Year Ended December 31,		Increase/(Decrease)
	2022	2021
Net cash provided by (used in):
Operating activities	$(87.0)	$(143.8)	$56.8	39%
Investing activities	70.7	(36.6)	107.3	293%
Financing activities	1.7	122.8	(121.1)	(99)%
Net increase (decrease) in cash and cash equivalents	$(14.6)	$(57.6)	$43.0	75%
Operating Activities
Net cash used in operating activities reflects, among other things, the amounts used to advance our clinical trials and preclinical activities. The principal use of cash in operating activities for all periods presented was primarily the result of our net loss, adjusted for non-cash items, with the year ended December 31, 2022 benefiting from the $60.0 million upfront payment under the Gilead Agreement, $30.0 million milestone payment received from Incyte, and $15.0 million received from Provention related to the achievement of a milestone. The year ended December 31, 2021 benefited from the $25.0 million upfront payment under the 2021 Zai Lab Agreement, $15.0 million milestone payment received from Incyte, and $4.5 million milestone payment from I-Mab.
Investing Activities
Net cash provided by investing activities during the year ended December 31, 2022 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in investing activities during the year ended December 31, 2021 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities.
Financing Activities
Net cash provided by financing activities for the years ended December 31, 2022 and 2021 reflects net cash proceeds from our securities offerings of approximately $1.1 million and $117.8 million, respectively, and cash from stock option exercises and the purchase of shares under our employee stock purchase plan.
Our multiple product candidates currently under development will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use. As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings, revenue from our multiple collaboration agreements, and contracts and grants from NIAID. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2022, as well as anticipated and potential collaboration payments and product revenues, and $100.0 million proceeds received in March 2023 pursuant to the sale of an interest in a specified portion of royalty payments based on future net sales of TZIELD, should enable us to fund our operations through 2025. Our expected funding requirements reflect anticipated expenditures related to the Phase 2 TAMARACK clinical trial of vobra duo in metastatic castration-resistant prostate cancer (mCRPC), planned Phase 2 study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.
Material Cash Requirements
Our short-term and long-term material cash requirements consist of operational and capital expenditures, some of which contain contractual obligations. Our primary uses of cash relate to paying salaries and benefits, administering clinical trials, marketing our product, and providing the technology and facilities necessary to support our operations. The most significant contractual obligations are the operating leases at our facilities in Maryland and California. Our future minimum lease payments as of December 31, 2022 totaled $5.0 million related to short-term lease liabilities, and $70.3 million related to long-term lease liabilities. See Note 6, Commitments and Contingencies, in the Notes to the Financial Statements in this Annual Report on Form 10-K for additional information about our lease liabilities. We expect to fund these requirements with current cash, cash equivalents and marketable securities as well as anticipated and potential collaboration payments, and product revenues.
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $154.3 million. Our primary exposure to market risk is related to changes in interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 in this Annual Report on Form 10-K.

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2022, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2022 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2022, the Company's internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein on the following page.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited MacroGenics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MacroGenics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 15, 2023, expressed an unqualified opinion thereon.
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
March 15, 2023

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate herein by reference the relevant information concerning directors, executive officers and corporate governance to be included in our definitive proxy statement for the 2023 annual meeting of stockholders (the 2023 Proxy Statement).
We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees, officers and directors. The Code is available under the Corporate Governance section of our website at http://ir.macrogenics.com/governance. We expect that any amendments to the Code, or any waivers of its requirements, will be disclosed on our website.

ITEM 11.    EXECUTIVE COMPENSATION
We incorporate herein by reference the relevant information concerning executive compensation to be included in the 2023 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate herein by reference the relevant information concerning security ownership of certain beneficial owners and management to be included in the 2023 Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate herein by reference the relevant information concerning certain other relationships and related transactions to be included in the 2023 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
We incorporate herein by reference the relevant information concerning principal accountant fees and services to be included in the 2023 Proxy Statement.

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
Scott Koenig, M.D., Ph.D.
President and CEO and Director
Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Koenig	President and CEO and Director (Principal Executive Officer)	March 15, 2023
Scott Koenig, M.D., Ph.D.

/s/ James Karrels	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 15, 2023
James Karrels

/s/ Lynn Cilinski	Vice President, Controller and Treasurer (Principal Accounting Officer)	March 15, 2023
Lynn Cilinski

/s/ Karen Ferrante, M.D.	Director	March 15, 2023
Karen Ferrante, M.D.

/s/ William Heiden	Director	March 15, 2023
William Heiden

/s/ Edward Hurwitz	Director	March 15, 2023
Edward Hurwitz

/s/ Scott Jackson	Director	March 15, 2023
Scott Jackson

/s/ Meenu Chhabra Karson	Director	March 15, 2023
Meenu Chhabra Karson

/s/ Margaret A. Liu, M.D., D.Sc.hc, M.D.hc	Director	March 15, 2023
Margaret A. Liu, M.D., D.Sc.hc, M.D.hc

/s/ Federica O’Brien	Director	March 15, 2023
Federica O’Brien

/s/ Jay Siegel, M.D.	Director	March 15, 2023
Jay Siegel, M.D.

/s/ David Stump, M.D.	Director	March 15, 2023
David Stump, M.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MacroGenics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Option and Collaboration Agreement with Gilead Sciences, Inc.
Description of the Matter
As discussed in Note 8 of the consolidated financial statements, in October 2022, the Company entered into an exclusive option and collaboration agreement with Gilead Sciences, Inc. (the “Gilead Agreement”). The Gilead Agreement resulted in the recognition of $0.2 million of revenue from collaborative and other agreements for the year ended December 31, 2022 and $59.8 million of deferred revenue as of December 31, 2022. The Company evaluated the Gilead Agreement under Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) and identified two performance obligations within the arrangement: 1) a combined development term license and development activities (“Development Activities”); and 2) a material right relating to the CD123 option to obtain an exclusive license under the Company’s intellectual property (“CD123 Option”). The transaction price of $60.0 million was allocated to each performance obligation based on their relative standalone selling prices. The standalone selling price of the Development Activities was determined using an expected cost-plus margin approach for the pre-option development timeline. The standalone selling price of the CD123 Option was determined using an income-based approach which included assumptions over the post-option development timeline and costs, forecasted revenues, discount rates and probabilities of technical and regulatory success. The transaction price allocated to the Development Activities was recognized over time using an input method. The Company will defer revenue recognition related to the CD123 Option until the period when the CD123 Option is exercised or expired.
Accounting for the Gilead Agreement required the Company to make significant judgments, including but not limited to the identification of performance obligations and the estimation of the standalone selling price of each identified performance obligation. The standalone selling price of the performance obligations was not directly observable; therefore, the Company estimated the standalone selling price for each performance obligation. The estimates of the standalone selling price for the performance obligations relating to the Development Activities and the CD123 Option reflect management’s assumptions described above. Changes to these assumptions could have a material effect on the allocation of the transaction price to the performance obligations as well as the amount and timing of revenue recognized. As a result, auditing the identification of performance obligations and estimates of standalone selling price for performance obligations required especially complex auditor judgment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls addressing the risks of material misstatement relating to the accounting for the Gilead Agreement. For example, we tested controls over management's process over the identification of the performance obligations, the determination of the significant assumptions described above with respect to the estimation of the standalone selling price of each performance obligation.

To audit the Company’s accounting related to the Gilead Agreement, we performed audit procedures that included, among others, inspecting the executed agreement and accounting assessment and evaluating the completeness of the performance obligations identified. In addition, we evaluated management’s estimates of the standalone selling price of the identified performance obligations. For example, we tested the significant assumptions and the completeness and accuracy of the underlying data used by the Company in developing the expected cost plus a margin for the Development Activities, the post-option development timeline and costs, forecasted revenues, discount rates and probabilities of technical and regulatory success for the CD123 Option. We compared these significant assumptions to industry, business and market data, and information available from third-party sources. We involved our internal valuation specialists to assist in the assessment of the discount rate used and certain other valuation assumptions used in the determination of the estimated standalone selling prices. We also performed a sensitivity analysis of the significant assumptions to evaluate the impact that the change in the estimated standalone selling price of certain performance obligations resulting from changes in the significant assumptions would have on the allocation of transaction price to each performance obligation, as well as revenue recognized during the period and deferred as of December 31, 2022.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Tysons, Virginia
March 15, 2023

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$108,884	$123,469
Marketable securities	45,462	120,147
Accounts receivable	56,222	10,386
Inventory, net	1,451	4,388
Prepaid expenses and other current assets	10,161	21,170
Total current assets	222,180	279,560
Property, equipment and software, net	29,575	37,676
Operating lease right-of-use assets	27,335	16,614
Other non current assets	1,378	1,395
Total assets	$280,468	$335,245

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,899	$15,500
Accrued expenses and other current liabilities	28,998	33,755
Deferred revenue	9,988	20,646
Lease liabilities	4,726	4,677
Total current liabilities	48,611	74,578
Deferred revenue, net of current portion	59,480	—
Lease liabilities, net of current portion	30,106	20,791
Other non current liabilities	258	258
Total liabilities	138,455	95,627

Stockholders' equity:
Common stock, 0.01 par value -- 125,000,000 shares authorized, 61,701,467 and 61,307,428 shares outstanding at December 31, 2022 and December 31, 2021, respectively	617	613
Additional paid-in capital	1,235,095	1,213,002
Accumulated other comprehensive loss	(5)	(61)
Accumulated deficit	(1,093,694)	(973,936)
Total stockholders' equity	142,013	239,618
Total liabilities and stockholders' equity	$280,468	$335,245
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Collaborative and other agreements	$119,303	$63,294	$97,764
Product sales, net	16,727	12,349	—
Contract manufacturing	13,988	—	—
Government agreements	1,923	1,804	7,119
Total revenues	151,941	77,447	104,883
Costs and expenses:
Cost of product sales	3,351	2,651	—
Cost of manufacturing services	4,033	—	—
Research and development	207,026	214,577	193,201
Selling, general and administrative	58,949	63,014	42,742
Total costs and expenses	273,359	280,242	235,943
Loss from operations	(121,418)	(202,795)	(131,060)
Other income	1,660	680	1,321
Net loss	(119,758)	(202,115)	(129,739)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	56	(54)	(23)
Comprehensive loss	$(119,702)	$(202,169)	$(129,762)

Basic and diluted net loss per common share	$(1.95)	$(3.37)	$(2.47)
Basic and diluted weighted average common shares outstanding	61,433,124	59,944,717	52,442,389
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount

Balance, December 31, 2019	48,958,763	$490	$872,204	$(642,082)	$16	$230,628
Share-based compensation	—	—	20,676	—	—	20,676
Issuance of common stock, net of offering costs	6,612,815	66	170,390	—	—	170,456
Stock plan related activity	673,193	6	3,880	—	—	3,886
Unrealized loss on investments	—	—	—	—	(23)	(23)
Net loss	—	—	—	(129,739)	—	(129,739)
Balance, December 31, 2020	56,244,771	562	1,067,150	(771,821)	(7)	295,884
Share-based compensation	—	—	23,126	—	—	23,126
Issuance of common stock, net of offering costs	4,580,653	46	117,772	—	—	117,818
Stock plan related activity	482,004	5	4,954	—	—	4,959
Unrealized loss on investments	—	—	—	—	(54)	(54)
Net loss	—	—	—	(202,115)	—	(202,115)
Balance, December 31, 2021	61,307,428	613	1,213,002	(973,936)	(61)	239,618
Share-based compensation	—	—	20,438	—	—	20,438
Issuance of common stock, net of offering costs	160,480	2	1,083	—	—	1,085
Stock plan related activity	233,559	2	572	—	—	574
Unrealized gain on investments	—	—	—	—	56	56
Net loss	—	—	—	(119,758)	—	(119,758)
Balance, December 31, 2022	61,701,467	$617	$1,235,095	$(1,093,694)	$(5)	$142,013

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(119,758)	$(202,115)	$(129,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,865	11,258	11,957
Amortization of premiums and discounts on marketable securities	403	1,607	(260)
Share-based compensation	20,438	23,126	20,676
Other non-cash items	2,882	2,035	—
Changes in operating assets and liabilities:
Accounts receivable	(45,836)	12,696	(10,337)
Inventory	55	(6,424)	—
Prepaid expenses and other current assets	11,009	(4,188)	(5,697)
Other non current assets	(10,704)	5,915	581
Accounts payable	(10,860)	7,125	3,723
Accrued expenses and other current liabilities	(4,638)	(607)	6,994
Lease liabilities	9,364	(3,780)	(1,324)
Deferred revenue	48,821	9,264	(8,472)
Other non current liabilities	—	258	—
Net cash used in operating activities	(86,959)	(143,830)	(111,898)

Cash flows from investing activities
Purchases of marketable securities	(120,602)	(231,208)	(223,745)
Proceeds from sales and maturities of marketable securities	194,940	200,800	221,866
Purchases of property, equipment and software	(3,623)	(6,201)	(5,906)
Net cash provided by (used in) investing activities	70,715	(36,609)	(7,785)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	1,085	117,818	170,456
Proceeds from stock option exercises and ESPP purchases	574	4,959	3,886
Net cash provided by financing activities	1,659	122,777	174,342
Net change in cash and cash equivalents	(14,585)	(57,662)	54,659
Cash and cash equivalents at beginning of period	123,469	181,131	126,472
Cash and cash equivalents at end of period	$108,884	$123,469	$181,131

Non-cash operating and investing activities
Property and equipment included in accounts payable or accruals	$118	$508	$66
See accompanying notes.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on developing and commercializing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. The Company has a pipeline of product candidates being evaluated in clinical trials sponsored by MacroGenics or its collaborators. These product candidates include multiple oncology programs, some of which were created primarily using the Company’s proprietary, antibody-based technology platforms. The Company believes our product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. In March 2021, the Company and its commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease.
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
As a biotechnology company, the Company has primarily funded its operations with proceeds from the sale of its common stock in equity offerings, revenue from its multiple collaboration agreements, and contracts and grants from the National Institute of Allergy and Infectious Diseases (NIAID). Management regularly reviews the Company’s available liquidity relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital. The Company plans to meet its future operating requirements by generating revenue from current and future strategic collaborations or other arrangements, and product sales. The Company anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support its product development activities. If the Company is unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate one or more of its product research and development programs or clinical studies, reduce other operating expenses, and/or downsize its organization. It is considered probable that the Company can successfully implement efforts to manage uncommitted spending and carry out necessary cost saving measures, including from the Company's corporate restructuring plan announced in August 2022. Based on the Company’s most recent cash flow forecast, the Company believes its current resources are sufficient to fund its operating plans for a minimum of twelve months from the date that this Annual Report on Form 10-K was filed.
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
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of current period financial statements. These reclassifications had no effect on the previously reported net loss.
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
Accounts Receivable
Accounts receivable arise from product sales, amounts due from the Company’s collaborative partners and contract manufacturing work performed by the Company. The amount from product sales represents amounts due from specialty distributors. Accounts receivable that management has the intent and ability to collect are reported in the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote.
The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2022 or 2021, as the Company has a history of collecting on all outstanding accounts.
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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at December 31, 2022
	Total	Level 1	Level 2
Assets:
Money market funds	$41,564	$41,564	$—
Government-sponsored enterprises	32,811	—	32,811
Corporate debt securities	17,626	—	17,626
Total assets measured at fair value (a)	$92,001	$41,564	$50,437

	Fair Value Measurement at December 31, 2021
	Total	Level 1	Level 2
Assets:
Money market funds	$17,202	$17,202	$—
U.S Treasury securities	81,132	81,132	—
Government-sponsored enterprise	7,734	—	7,734
Corporate debt securities	37,280	—	37,280
Total assets measured at fair value (b)	$143,348	$98,334	$45,014
(a) Total assets measured at fair value at December 31, 2022 includes approximately $46.5 million reported as cash and cash equivalents and $45.5 million reported as marketable securities on the balance sheet.
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

	Year Ended December 31,
	2022	2021	2020
Incyte Corporation (Incyte)	26%	31%	47%
Janssen Biotech, Inc. (Janssen)	*	*	19%
Zai Lab Limited (Zai Lab)	15%	30%	11%
Provention Bio, Inc (Provention)	43%	*	*
I-Mab Biopharma (I-Mab)	*	16%	*
* Amount is less than 10% for the period indicated.
The following table includes those counterparties that represent more than 10% of accounts receivable at the date indicated:

	December 31,
	2022	2021
Provention	84%	*
Zai Lab	*	23%
I-Mab	*	12%
McKesson Plasma & Biologics and McKesson Specialty Care Distribution LLC	*	18%
ASD Healthcare and Oncology Supply	*	18%
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

Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment (ASC 360). ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or asset group. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset group. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. For the years ended December 31, 2022, and 2021, the Company determined that there were no impaired assets.
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
Customer Options. If an arrangement contains customer options, the Company evaluates whether the options are material rights because they allow the customer to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined using assumptions regarding estimated costs, discount rates, post-option development timeline, the probability of technical and regulatory success and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised. If the options are deemed not to be a material right, they are excluded as performance obligations at the outset of the arrangement.
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
For a complete discussion of accounting for revenue from collaborative and other agreements, see Note 8, Revenue.
Product sales, net
The Company entered into a limited number of arrangements with specialty distributors in the United States to distribute MARGENZA. These arrangements are considered to be contracts with customers and are in the scope of ASC 606. The Company has written contracts with each of its customers that have a single performance obligation - to deliver products upon receipt of a customer order - and these obligations are satisfied when delivery occurs and the customer receives the product. The specialty distributors subsequently resell the Company’s product to healthcare providers. Product revenue is recorded net of applicable reserves for variable consideration, including discounts and other allowances. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales. For the years ended December 31, 2022 and 2021, the shipping costs incurred were immaterial.
Reserves for Variable Consideration. Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration. Components of variable consideration typically include discounts, product returns, provider chargebacks and discounts and government rebates. Variable consideration is estimated following the expected value method in accordance with ASC 606 and includes such factors as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Estimates of the variable consideration were not deemed constrained during the year ended December 31, 2022.
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
Contract manufacturing revenue
The Company enters into agreements with third parties to manufacture their drug substance at its GMP facility. The terms of these arrangements typically include an upfront payment to the Company to reserve manufacturing capacity, scheduled payments during the manufacturing process and reimbursement for materials used to manufacture product. The Company recognizes revenue over time on a straight-line basis as the manufacturing services are performed, as the Company believes that its efforts in providing the manufacturing services are incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product are allocated to the related manufacturing activities and are recognized as revenue as those activities occur.
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
Cost of Manufacturing Services
Cost of manufacturing services consists of the costs to provide manufacturing services to produce certain bulk drug substance under manufacturing and clinical supply agreements with third parties, including labor, materials overhead and other related costs.
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

	Year Ended December 31,
	2022	2021	2020
Stock options and RSUs	10,514,013	8,395,421	7,467,603

Recent Accounting Pronouncements
The Company has implemented all applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Marketable Securities
Available-for-sale marketable securities as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$32,812	$5	$(7)	$32,810
Corporate debt securities	12,655	1	(4)	12,652
Total	$45,467	$6	$(11)	$45,462

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$81,184	$—	$(52)	$81,132
Government-sponsored enterprises	7,739	—	(5)	7,734
Corporate debt securities	31,285	—	(4)	31,281
Total	$120,208	$—	$(61)	$120,147
All of the Company's available-for-sale securities held at December 31, 2022 and 2021 had contractual maturities of less than one year. All of the Company’s available-for-sale marketable debt securities in an unrealized loss position as of December 31, 2022 and 2021 were in a loss position for less than twelve months.  Unrealized losses on available-for-sale debt securities as of December 31, 2022 and 2021 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for the years ended December 31, 2022 and 2021. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company recorded interest income of $1.7 million, $2.0 million and $0.8 million during the years ended December 31, 2022, 2021 and 2020, respectively, which is included in other income on the consolidated statements of operations and comprehensive loss.

4. Inventory, Net
All of the Company's inventory relates to the manufacturing of MARGENZA. The following table sets forth the Company's inventory, net of reserves (in thousands):

	December 31,
	2022	2021
Work in process	$409	$3,929
Finished goods	1,042	459
Total inventory, net	$1,451	$4,388

Prior to FDA approval of MARGENZA in December 2020, the cost of materials and expenses associated with the manufacturing of MARGENZA were recorded as research and development expense. Subsequent to FDA approval, the Company began capitalizing inventory costs related to the manufacture of MARGENZA. The inventory balance as of December 31, 2022 and December 31, 2021 is net of a reserve of $4.9 million and $2.0 million, respectively, for unsaleable inventory. These reserves are reflected in cost of product sales during the period they are recorded.

	Inventory Reserves (in thousands)
	Balance at Beginning of Year	Additions Charged to Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2022	$2,035	$2,882	$—	$4,917

5. Property, Equipment and Software
Property, equipment and software consists of the following (in thousands):

	December 31,
	2022	2021
Computer equipment	$3,489	$2,890
Software	9,604	9,453
Furniture and office equipment	713	713
Motor vehicles	50	50
Lab equipment	46,474	45,693
Leasehold improvements	52,974	51,056
Construction in progress	356	630
Property, equipment and software	113,660	110,485
Less accumulated depreciation and amortization	(84,085)	(72,809)
Property, equipment and software, net	$29,575	$37,676

Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2022, 2021 and 2020 was $11.9 million, $11.3 million and $12.0 million, respectively.
6. Commitments and Contingencies
Leases
The Company has non-cancelable operating leases for manufacturing, laboratory, office and warehouse space in Maryland and a non-cancelable operating lease for laboratory and office space in California. A portion of the space under one of these leases is subleased to a third party. The California facility and the smaller-scale, non-commercial GMP manufacturing site in Maryland will be closed under the Company’s restructuring plan announced in August 2022, therefore the leases for those sites will not be renewed when they expire. The Company’s continuing leases each have one or more five-year options to renew. In December 2022, the Company amended the existing lease on its headquarters space to extend the lease term through 2035 in exchange for certain concessions from the lessor. This amendment was accounted for as a lease modification, and the right-of-use asset and lease liability were remeasured at the modification date, resulting in an increase to both balances of approximately $14.0 million.
The table below presents supplemental balance sheet information related to operating leases:

	December 31,
	2022	2021
Weighted-average remaining lease term (in years)	11.1	5.1
Weighted-average discount rate	12.0%	9.7%
During the years ended December 31, 2022 and 2021, the Company made cash payments for operating leases of $6.9 million and $6.7 million, respectively. As of December 31, 2022 and 2021, the Company’s ROU assets were valued at $27.3 million and $16.6 million, respectively.
The components of lease cost for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Operating lease cost	$5,597	$5,613
Variable lease cost	1,451	960
Sublease income	(1,076)	(814)
Net lease cost	$5,972	$5,759

As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2023	$4,999
2024	4,004
2025	5,084
2026	4,209
2027	4,927
Thereafter	52,053
Total lease payments	75,276
Less: imputed interest	(40,444)
Total lease liabilities	$34,832

In-licensing arrangement
In January 2022, the Company entered into a non-exclusive license agreement with Synaffix B.V. (Synaffix) to develop, manufacture and commercialize up to three antibody-drug conjugate targets using Synaffix’s proprietary technology. The Company made an upfront payment to Synaffix upon contract execution. Assuming all three targets are successfully developed and commercialized, the Company would be obligated to pay up to $585.0 million for development, regulatory and sales milestones. Finally, pursuant to the terms of this license agreement, upon commencement of commercial sales of any products developed from these targets, the Company would be required to pay Synaffix tiered royalties in the low‑single digit percentages on net sales of the respective products. The Company may terminate this agreement at any time with 30 days’ notice to Synaffix. Amounts paid to Synaffix under this agreement are recorded as research and development expense in the consolidated statement of operations. During the year ended December 31, 2022, the Company incurred $1.0 million under this agreement.
Securities Litigation
On September 13, 2019, a securities class action complaint was filed in the U.S. District Court for the District of Maryland (District Court) by Todd Hill naming the Company, its Chief Executive Officer, Dr. Koenig, and its Chief Financial Officer, Mr. Karrels, as defendants for allegedly making false and materially misleading statements regarding the Company’s SOPHIA trial. On August 17, 2020, the Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge was appointed as Lead Plaintiff, and on October 16, 2020, the Lead Plaintiff filed an amended complaint. The amended complaint asserted a putative class period stemming from February 6, 2019 to June 4, 2019. The Company filed a Motion to Dismiss on November 30, 2020. On September 29, 2021, the District Court issued an Order dismissing the case, with prejudice. On October 28, 2021 the Lead Plaintiff filed a Notice of Appeal in the Fourth Circuit. The Company did not accrue any liability associated with this action as of December 31, 2022. The 4th Circuit affirmed the District Court’s dismissal in a decision published on March 2, 2023.

7. Stockholders' Equity
The Company's amended and restated certificate of incorporation authorizes 125,000,000 shares of common stock, and 5,000,000 shares of undesignated preferred stock, both with a par value of $0.01 per share. There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2022 or 2021.
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
In April 2021, the Company entered into Amendment No. 1 to the Sales Agreement which increases the amount of the Company’s common stock that can be sold by the Company through its agent under the ATM Offering, from an aggregate offering price of up to $100.0 million to an aggregate offering price of up to $300.0 million. During the year ended December 31, 2022, the Company sold 160,480 shares of common stock at a weighted average price per share of $6.87, resulting in net proceeds of approximately $1.1 million, net of underwriting discounts and commissions and other offering expenses.

As part of the consideration for the rights granted to Zai Lab US LLC under the collaboration and license agreement described more fully in Note 8, Revenue, the Company and Zai Lab US LLC entered into a separate stock purchase agreement (Stock Purchase Agreement). Under this Stock Purchase Agreement in 2021, Zai Lab US LLC paid the Company approximately $30.0 million to purchase 958,467 newly issued shares of the Company's common stock, par value $0.01, at a fixed price of $31.30 which represented a $10.4 million premium over the share price on the Stock Purchase Agreement date.

8. Revenue
Collaborative Agreements
Incyte Corporation
Incyte License Agreement
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte, which was amended in March 2018, April 2022 and July 2022, for retifanlimab, an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017. MacroGenics will manufacture a portion of Incyte’s global commercial supply of retifanlimab. Incyte has stated it is pursuing development of retifanlimab in potentially registration-enabling studies, including in patients with Merkel cell carcinoma, squamous cell carcinoma of the anal canal, MSI-high endometrial cancer and non-small cell lung cancer. Incyte is also pursuing development of retifanlimab in combination with multiple product candidates from its pipeline. In April 2022, the Company and Incyte executed an amendment to the Incyte License Agreement to add a milestone for U.S. approval of retifanlimab in a specific indication and to exclude certain other regulatory and development achievements with retifanlimab in this same indication from the milestone events of the Incyte License Agreement. In July 2022, the Company and Incyte further amended the Incyte License Agreement to reflect changes related to the payment of certain milestones and Incyte paid the Company $30.0 million in milestone payments, which the Company recognized as revenue during the year ended December 31, 2022.
Under the terms of the Incyte License Agreement, as amended, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization by Incyte, the Company could receive up to approximately $435.0 million in development and regulatory milestones, and up to $330.0 million in commercial milestones. From the inception of the Incyte License Agreement through December 31, 2022, the Company has recognized $100.0 million in development milestones under Incyte License Agreement. If retifanlimab is approved and commercialized, the Company would be eligible to receive tiered royalties of 15% to 24% on any global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under the provisions of ASC 606 at inception and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2018 through

December 31, 2022, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $100.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab, including Incyte’s initiation of a Phase 3 clinical trial. Therefore the associated consideration was added to the estimated transaction price and was recognized as revenue.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. The Company recognized revenue of $30.0 million, $15.0 million and $40.0 million under the Incyte License Agreement during the years ended December 31, 2022, 2021 and 2020, respectively. All of the revenue recognized during the years ended December 31, 2022 and 2021 was related to development milestones.
Incyte Clinical Supply Agreement
In 2018, the Company entered into an agreement with Incyte under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $0.7 million, $1.5 million and $8.6 million, respectively, for services performed under this agreement.
Incyte Commercial Supply Agreement
In 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor costs incurred) related to the manufacturing services. During the years ended December 31, 2022, 2021, and 2020 the Company recognized revenue of $0.3 million, $7.8 million and $1.4 million, respectively, for services performed under this agreement.
Gilead Sciences, Inc
In October 2022, the Company and Gilead Sciences, Inc. (Gilead) entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024, an investigational, bispecific antibody that binds CD123 and CD3, and create bispecific cancer antibodies using the Company’s DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the agreement, the Company will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license under the Company’s intellectual property to develop and commercialize MGD024 and other bispecific antibodies of MacroGenics that bind CD123 and CD3 (CD123 Option). The agreement also grants Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by the Company and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option).
Under the terms of the Gilead Agreement, in October 2022 Gilead paid the Company an upfront payment of $60.0 million. Assuming Gilead exercises the CD123 Option and Research Program Option and successfully develops and commercializes MGD024, or other CD123 products developed under the agreement, and products result from the two additional research programs, the Company would be eligible to receive up to $1.7 billion in target nomination, option fees, and development, regulatory and commercial milestones. Assuming exercise of the CD123 Option, the Company will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs.

The Company evaluated the Gilead Agreement under the provisions of ASC 606 and identified the following material promises under the agreement: (i) a license to perform any activities allocated to Gilead under the MGD024 development plan; (ii) development activities regarding MGD024, including manufacturing, research and early clinical development activities, necessary to deliver an informational package of development and clinical data, information and materials specified in the Gilead Agreement during the period in which Gilead can exercise the CD123 Option; (iii) the CD123 Option and (iv) the Research Program Option.
The Company concluded that the license under the MGD024 development plan and development activities are not distinct from one another, as the license has limited value without the Company’s performance of the development activities. Therefore, the Company determined that the development term license and development activities should be combined into a single performance obligation (Development Activities). The CD123 Option is considered a material right as the value of the exclusive license exceeds the payment to be made by Gilead if they exercise their option to obtain an exclusive license to develop and commercialize MGD024 or an alternative CD123 product, and is therefore a distinct performance obligation. The Company determined that the Research Program Option does not provide a material right, as there is no discount on its standalone selling price.
In accordance with ASC 606, the Company determined that the initial transaction price under the Gilead Agreement was $60.0 million, consisting of the upfront, non-refundable payment paid by Gilead. The CD123 Option and Research Program Option payments are excluded from the initial transaction price at contract inception along with any future development, regulatory, and commercial milestone payments (including royalties) following the CD123 Option and Research Program Option exercise. The Company will reassess the amount of variable consideration included in the transaction price every reporting period. The Company allocated the $60.0 million upfront payment in the transaction price to the Development Activities and the CD123 Option based on each performance obligation’s relative standalone selling price. The standalone selling price for the Development Activities was calculated using an expected cost-plus margin approach for the pre-option development timeline. For the standalone selling price of the CD123 Option, the Company utilized an income-based approach which included the following key assumptions: post-option development timeline and costs, forecasted revenues, discount rates and probabilities of technical and regulatory success.
The Company is recognizing revenue related to the Development Activities performance obligation over the estimated period to complete the Development Activities using an input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the Development Activities. The Company will defer revenue recognition related to the CD123 Option. If Gilead exercises the CD123 Option and obtains an exclusive license, the Company will recognize revenue as it fulfills its obligations under the Gilead Agreement. If the CD123 Option is not exercised, the Company will recognize the entirety of the revenue in the period when the CD123 Option expires.
During the year ended December 31, 2022, the Company recorded revenue of $0.2 million related to the Gilead Agreement. As of December 31, 2022, $59.8 million in revenue was deferred under this agreement, $1.8 million of which was current and $58.0 million of which was non-current.
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
Under the terms of the 2018 Zai Lab Agreement, Zai Lab paid the Company an upfront payment of $25.0 million ($22.5 million after netting value-added tax withholdings of $2.5 million). Assuming successful development and commercialization of margetuximab, tebotelimab and the TRIDENT molecule, the Company could receive up to $140.0 million in development and regulatory milestones, of which the Company has earned $9.0 million through December 31, 2022. In addition, Zai Lab would pay the Company tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of tebotelimab in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.

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
The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2020 through December 31, 2022, it became probable that a significant reversal of cumulative revenue would not occur for development and regulatory milestones totaling $9.0 million. Therefore, the associated consideration, $8.1 million net of value-added tax withholdings, was added to the estimated transaction price and was recognized as revenue. During the year ended December 31, 2022, the Company recognized $4.9 million under the 2018 Zai Lab Agreement and no revenue was recognized during the year ended December 31, 2021 under this agreement. During the year ended December 31, 2020, the Company recognized revenue of $8.6 million under the 2018 Zai Lab Agreement, $3.6 million of which was net milestone revenue and $5.0 million of which was recognition of variable consideration related to certain regulatory achievements during 2020.
Zai Lab Clinical Supply Agreements
During 2019, the Company entered into two agreements under which the Company is to perform manufacturing services for Zai Lab’s clinical needs of margetuximab and tebotelimab (Zai Lab Clinical Supply Agreements). The Company evaluated the agreements under ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within the contract: to perform services related to manufacturing the clinical supply of each of margetuximab and tebotelimab. The transaction price is based on the costs incurred to manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing service. During the years ended December 31, 2022, 2021, and 2020, the Company recognized revenue of $0.4 million, $2.8 million, and $2.7 million, respectively, related to the Zai Lab Clinical Supply Agreements.
2021 Zai Lab Agreement
In June 2021, the Company entered into a collaboration and license agreement with Zai Lab US LLC (collectively with Zai Lab Limited referred herein as Zai Lab) involving collaboration programs and license-only programs (collectively, the Programs) encompassing four separate immuno-oncology molecules (2021 Zai Lab Agreement). The first program covers a lead research molecule that incorporates the Company’s DART platform and binds CD3 and an undisclosed target that is expressed in multiple solid tumors (Lead Program). The second program covers a target to be designated by the Company. For these programs, Zai Lab receives commercial rights in Greater China, Japan, and Korea while the Company receives commercial rights in all other territories. Zai Lab also obtained exclusive, global licenses from the Company to develop, manufacture and commercialize two additional molecules. Zai Lab granted the Company a worldwide, royalty-free, co-exclusive license to conduct the development activities allocated to the Company. During 2022, the Company and Zai Lab agreed to discontinue research and development of the Lead Program.
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
Revenue related to the Lead Program license and related research and development services performance obligation was recognized over time as the research and development activities were performed. The Company utilized a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. The Company recognized revenue allocated to the other programs at a point in time upon transfer of the licenses to Zai Lab in June 2021. During the years ended December 31, 2022, and 2021 the Company recognized revenue of $16.8 million and $20.3 million, respectively, under the 2021 Zai Lab Agreement. As of December 31, 2022, there was no revenue deferred under the 2021 Zai Lab Agreement. As of December 31, 2021, $16.1 million in revenue was deferred under this agreement, all of which was current.
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

Subject to the terms of this agreement, the Company granted Janssen an exclusive, royalty-bearing license to develop, manufacture and commercialize the preclinical bispecific molecule and the Company will perform certain research and development activities during a specified research term. The Company evaluated the Janssen Agreement under the provisions of ASC 606 and identified the following material promises under the arrangement: (i) a license to develop the preclinical bispecific molecule and (ii) performing certain research and development activities during the research term. The Company determined that the license and research and development activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as Janssen could benefit from the license on its own without the Company’s involvement during the research term. The Company determined that the transaction price of the Janssen Agreement at inception was $22.2 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for research and development activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements as well as current market conditions. The standalone selling price for agreed-upon research and development activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. This variable consideration was fully constrained until the Company began its work under the performance obligation. The potential milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Janssen and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.
The Company recognized the $20.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Janssen in 2020. The $2.2 million allocated to the research and development activities is being recognized over the Company’s involvement in the research term, which is estimated to be less than two years. During the years ended December 31, 2022, and 2021 the Company recognized revenue of $0.8 million and $1.5 million, respectively, for research and development activities performed under the Janssen Agreement.
Provention Bio, Inc.
In 2018, the Company entered into a license agreement with Provention pursuant to which the Company granted Provention exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a CD32B x CD79B DART molecule being developed for the treatment of autoimmune indications (Provention License Agreement). As partial consideration for the Provention License Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-3279, the Company will be eligible to receive up to $65.0 million in development and regulatory milestones and up to $225.0 million in commercial milestones. As of December 31, 2022, the Company has not recognized any milestone revenue under this agreement. If commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to the Company, and by the Company in the event that Provention challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.
Also, in 2018, the Company entered into an asset purchase agreement with Provention pursuant to which Provention acquired the Company’s interest in teplizumab (renamed PRV-031), a monoclonal antibody being developed for the treatment of type 1 diabetes (Asset Purchase Agreement). As partial consideration for the Asset Purchase Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. Under the Asset Purchase Agreement, Provention is obligated to pay the Company contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory milestones. In addition, Provention is obligated to make contingent milestone payments to the Company totaling $225.0 million upon the achievement of certain commercial milestones as well as single-digit royalties on net sales of the product. The FDA approved the BLA for teplizumab in November 2022, and the Company recognized $60.0 million in revenue related to this regulatory milestone during the year ended December 31, 2022. In November 2022, the Company and Provention amended the Asset Purchase Agreement. Under this amendment, the milestone for first approval was split into four equal payments, the first of which was received in November 2022. The remaining payments are due on March 1, 2023, June 1, 2023 and September 1, 2023. Provention has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to the Company, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements Provention assumed pursuant to the Asset Purchase Agreement. Further, Provention is required to pay the Company a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by Provention to a third party.
The Company evaluated the Provention License Agreement and Asset Purchase Agreement under the provisions of ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: (i) the license of MGD010 and (ii) the title to teplizumab. The Company determined that the transaction price of the Provention agreements was $6.1 million, based on the Black-Scholes valuation of the warrants to purchase a total of 2,432,688 shares of Provention's common stock. The transaction price was allocated to each performance obligation based on the number of shares of common stock the Company is entitled to purchase under each warrant. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such were excluded from the initial transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, therefore they have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. The Company recognized revenue of $6.1 million when it satisfied its performance obligations under the agreements and transferred the MGD010 license and teplizumab assets to Provention in 2018. In 2019, the Company exercised the warrants on a cashless basis, and subsequently sold all the shares of Provention common stock acquired through the exercise. No shares of Provention stock were held subsequent to the sale of stock in 2019. During the year ended December 31, 2022, it became probable that a significant reversal of cumulative revenue would not occur for a regulatory milestone of $60.0 million, therefore the associated consideration was added to the estimated transaction price and was recognized as revenue. During the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $60.0 million, $1.3 million and $0.6 million, respectively, under these agreements. As of December 31, 2022, Provention owes the Company $45.0 million related to the achieved milestone, which is included in accounts receivable on the consolidated balance sheet.
I-Mab Biopharma
I-Mab License Agreement
In 2019, the Company entered into a collaboration and license agreement with I-Mab to develop and commercialize enoblituzumab, an immune-optimized, anti-B7-H3 monoclonal antibody that incorporates the Company's proprietary Fc Optimization technology platform (I-Mab License Agreement). I-Mab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (I-Mab's territory), will lead clinical development of enoblituzumab in its territories, and will participate in global studies conducted by the Company. In August 2022, I-Mab notified the Company of its intention to terminate the I-Mab License Agreement effective February 25, 2023.
Under the terms of the I-Mab License Agreement, I-Mab paid the Company an upfront payment of $15.0 million, and $5.0 million of milestone revenue has been earned from the inception of the I-Mab License Agreement through December 31, 2022.
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
Revenue under the I-Mab License Agreement was recognized using a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, was the best measure of progress towards satisfying the performance obligations. During the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $4.5 million, $11.5 million and $2.2 million, respectively, related to the I-Mab License Agreement. At December 31, 2022, no revenue was deferred under the I-Mab License Agreement. At December 31, 2021, $4.5 million in revenue was deferred under the I-Mab License Agreement, all of which was current.
I-Mab Clinical Supply Agreement
In October 2021, the Company entered into an agreement under which the Company was to perform development and manufacturing services for I-Mab’s clinical needs of enoblituzumab (I-Mab Clinical Supply Agreement). The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of enoblituzumab. The transaction price was based on the costs incurred to develop and manufacture drug product and drug substance, and was recognized over time as the services were provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price was recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the years ended December 31, 2022, and 2021, the Company recognized revenue of $0.6 million and $1.3 million, respectively, for research and development activities performed under the I-Mab Clinical Supply Agreement. The Company and I-Mab mutually agreed to terminate this agreement in November 2022.
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
Manufacturing Services Agreements
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
The Company recognized revenue of $8.7 million under the Incyte Manufacturing and Clinical Supply Agreement during the year ended December 31, 2022. As of December 31, 2022, $9.6 million in revenue was deferred under this agreement, $8.1 million of which was current and $1.5 million of which was non-current.
Provention Bio, Inc.
In June 2022, the Company entered into a Manufacturing and Clinical Supply Agreement with Provention (Provention Manufacturing and Clinical Supply Agreement) to provide manufacturing services to produce certain Provention bulk drug substance. Under the terms of the Provention Manufacturing and Clinical Supply Agreement, the Company received an upfront payment and payments in accordance with the manufacturing schedule. The Company was also reimbursed for materials used to manufacture product as well as other costs incurred to provide manufacturing services.
The Company evaluated the Provention Manufacturing and Clinical Supply Agreement under the provisions of ASC 606 and identified one performance obligation to provide manufacturing services to Provention. The Company determined that the transaction price consisted of the upfront and other fixed payments totaling $4.6 million. The Company will recognize revenue over time on a straight-line basis as the manufacturing services are provided to Provention, as the Company determined that its efforts in providing the manufacturing services will be incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product for Provention will be allocated to the related manufacturing activities and will be recognized as revenue as those activities occur. Materials purchased by the Company to manufacture the product for Provention are considered costs to fulfill a contract and will be capitalized and expensed as the materials are used to provide the manufacturing services.
The Company recognized revenue of $5.3 million under the Provention Manufacturing and Clinical Supply Agreement during the year ended December 31, 2022.
Government Agreement
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
Since the inception of the NIAID Contract, NIAID has exercised the two options contemplated in the original contract and executed modifications such that the total funded contract value as of December 31, 2022 is $25.1 million. In addition, the most recent modification changed the period of performance under the NIAID Contract to end in July 2023. The Company recognized revenue of $1.9 million, $1.8 million and $7.1 million under the NIAID contract during the years ended December 31, 2022, 2021 and 2020, respectively.

9. Stock-based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the year ended December 31, 2022, employees purchased 105,986 shares of common stock under the 2016 ESPP for net proceeds to the Company of approximately $0.4 million.

Employee Stock Incentive Plans
Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the Internal Revenue Code (IRC), or non-qualified stock options. In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Stock Incentive Plan (2013 Plan), up to a specified number of shares. As of December 31, 2022, under the 2003 Plan, there were options to purchase an aggregate of 65,103 shares of common stock outstanding at a weighted average exercise price of $5.90 per share.
In October 2013, the Company implemented the 2013 Plan. The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards. The aggregate number of shares of common stock initially available for issuance pursuant to awards under the 2013 Plan was 1,960,168 shares. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Board of Directors. During the year ended December 31, 2022, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 15,816,949. If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of December 31, 2022, under the 2013 Plan, there were options to purchase an aggregate of 10,033,826 shares of common stock outstanding at a weighted average exercise price of $18.66 per share.
The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$10,094	$11,337	$10,833
Selling, general and administrative	10,343	11,789	9,843
Total stock-based compensation expense	$20,437	$23,126	$20,676
Employee Stock Options
The Company accounts for stock-based compensation to employees and non-employee directors in accordance with ASC Topic 718, Compensation – Stock Compensation. The Company estimates the fair value of stock option awards using the Black-Scholes option pricing model on the date of grant using the assumptions in the table below. Stock options granted to employees generally vest over four years and have a term of ten years. Stock-based compensation expense for stock options is recognized as expense over the requisite service period, which is the vesting period. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. The expected volatility is based on the historical stock volatility of the Company’s own common stock over a period equal to the expected term of the options. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. The Company used the simplified method to calculate expected term during 2020 and 2021. Beginning in 2022, the computation of expected term was determined based on the historical experience with similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. In addition, the Company estimates the expected forfeiture rate and only recognizes expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience and its expectations regarding future pre-vesting termination behavior of employees. The Company reviews its estimate of the expected forfeiture rate annually, and stock-based compensation expense is adjusted accordingly.

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield	0%	0%	0%
Expected volatility	88% -92%	86% - 87%	67% - 109%
Risk-free interest rate	1.4% - 4.0%	0.6% - 1.6%	0.4% - 1.8%
Expected term	5.95 years	6.25 years	6.25 years

The following table summarizes stock option activity for 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	8,373,921	$21.47	6.6
Granted	2,794,997	9.32
Exercised	(120,900)	1.43
Forfeited	(509,569)	15.82
Expired	(439,520)	22.77
Outstanding, December 31, 2022	10,098,929	$18.58	6.5	$1,094
As of December 31, 2022:
Exercisable	6,694,068	$21.35	5.5	$424
Vested and expected to vest	9,456,075	$18.91	6.4	$1,009
During 2022, 2021 and 2020 the Company issued 120,900, 332,767 and 504,445 net shares of common stock, respectively, in conjunction with stock option exercises. The Company received cash proceeds from the exercise of stock options of approximately $0.2 million, $5.8 million and $5.3 million during 2022, 2021 and 2020, respectively.
The weighted-average grant-date fair value of options granted during 2022, 2021 and 2020 was $6.84, $15.20 and $10.68 per share, respectively. The total intrinsic value of options exercised during 2022, 2021 and 2020 was approximately $0.6 million, $3.3 million and $4.3 million, respectively. The total fair value of stock options which vested during 2022, 2021 and 2020 was $19.6 million, $20.2 million and $16.7 million, respectively. As of December 31, 2022, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was $24.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.3 years.
The stock options outstanding and exercisable by exercise price at December 31, 2022 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
$0.94 - $5.00	357,628	8.8	$3.70	143,268	$3.76
$5.01 - $15.00	3,355,424	8.4	10.51	1,211,129	10.96
$15.01 - $25.00	4,041,994	6.1	20.21	3,152,550	20.39
$25.01 - $40.21	2,343,883	4.3	29.59	2,187,121	29.64
	10,098,929	6.5	$18.58	6,694,068	$21.35

Restricted Stock Units
The Company awards RSUs to employees. RSUs are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSUs is recognized and amortized on a straight-line basis over the requisite service period of the award.
The following table summarizes RSU activity for 2022:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021	21,500	$25.97
Granted	476,772	8.42
Vested	(10,445)	25.65
Forfeited or expired	(72,743)	8.74
Outstanding, December 31, 2022	415,084	$8.83
At December 31, 2022, there was $2.0 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of one year.

10.  Income Taxes
For the years ended December 31, 2022, 2021 and 2020 there was no provision for income taxes due to taxable losses generated, fully offset by a valuation allowance.
The significant components of the Company's deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
Federal U.S. net operating loss carryforward	$163,071	$175,802
State net operating loss carryforward	44,784	49,965
Research and development credit, net	65,084	60,514
Orphan drug credit, net	35,703	24,858
Operating lease liabilities	9,585	7,008
Deferred revenue	—	1,245
Section 174 deferred tax asset	43,192	—
Depreciation	158	—
Other	19,733	16,727
Gross deferred income tax assets	381,310	336,119
Valuation allowance	(372,267)	(327,595)
Net deferred income tax assets	9,043	8,524

Deferred income tax liabilities:
Depreciation	—	(1,688)
Operating lease ROU assets	(7,522)	(4,576)
Prepaid expenditures	(1,521)	(2,260)
Gross deferred income tax liabilities	(9,043)	(8,524)
Net deferred income tax asset/(liability)	$—	$—
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
As of December 31, 2022, the Company has U.S. federal and state net operating loss (NOL) carryforwards of approximately $777.0 million. Of these NOLs, $172.0 million will expire in various years beginning in 2025 through 2037. $605.0 million of NOLs were generated post December 31, 2017 and carryforward indefinitely. In addition, the Company has U.S. federal tax credits of $94.0 million which will expire in various years beginning in 2023 through 2041.
The use of the Company's U.S. federal NOL and tax credit carryforwards in future years are restricted due to changes in the Company's ownership and tax attributes acquired through the Company's acquisitions. As of December 31, 2022, $13.5 million of the Company's U.S. Federal NOLs are limited for use over the years 2023 – 2028 in which a range of such amounts could be utilized on an annual basis of $0.2 million to $1.4 million. The remaining $763.0 million of NOLs is not limited and can be offset against future taxable income, subject to certain limitations for newly enacted tax legislation.
The reconciliation of the reported estimated income tax benefit to the amount that would result by applying the U.S. federal statutory tax rate to the net income is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States federal tax at statutory rate	$(25,149)	$(42,445)	$(27,245)
State taxes (net of federal benefit)	(7,385)	(12,806)	(8,100)
Deferred income tax adjustments	308	473	344
Research credit, net	(4,569)	(10,243)	(14,691)
Orphan drug credit, net	(10,846)	(1,449)	(528)
Other permanent items	1,362	1,199	1,156
Equity-based compensation	1,604	1,079	554
Change in valuation allowance	44,675	64,192	48,510
Income tax expense/(benefit)	$—	$—	$—
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$7,197	$6,126	$4,950
Increases for current year tax positions	548	965	839
Increases/(decreases) for prior year tax positions	(369)	106	337
Ending balance	$7,376	$7,197	$6,126
As of December 31, 2022 and 2021, of the total gross unrecognized tax benefits, approximately $7.4 million and $7.2 million would favorably impact the Company's effective income tax rate, respectively. Although, due to the Company's determination that the deferred income tax asset would not more likely than not be realized, a valuation allowance would be recorded, therefore, zero net impact would result within the Company's effective income tax rate. The Company's uncertain income tax position liability has been recorded to deferred income taxes to offset the tax attribute carryforward amounts.
For the years ended December 31, 2022, 2021 and 2020, the Company has not recognized any interest or penalties related to the uncertain income tax positions due to the fact such position is related to tax attribute carryforwards which have not yet been utilized. The Company does not expect its unrecognized income tax position to significantly decrease within the next twelve months.
The Company's U.S. Federal and state income tax returns from 2003 forward remain open to examination due to the carryover of unused income tax credits, and from 2004 forward due to the carryover of unused net operating losses.

Internal Revenue Code (IRC) Section 174

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it could increase our U.S. federal and state cash taxes and reduce cash flows in 2023 and future years.

11. Employee Benefit Plan
In 2002, the Company established the MacroGenics 401(k) Plan (the Plan) for its employees under Section 401(k) of the IRC. Under this Plan, all employees at least 21 years of age are eligible to participate in the Plan, starting on the first day of each month. Employees may contribute up to 100% of their salary, subject to government maximums.
Employees are 100% vested in their contributions to the Plan. The Company's contribution to the Plan, as determined by the Board of Directors, is discretionary. For the years ended December 31, 2022, 2021 and 2020, the Company's contributions to the Plan totaled $2.3 million, $1.6 million and $1.4 million, respectively.

12. Subsequent Event
In March 2023, the Company entered into a Purchase and Sale Agreement (Royalty Purchase Agreement) with DRI Healthcare Acquisitions LP (DRI), a wholly-owned subsidiary of DRI Healthcare Trust. Under the Royalty Purchase Agreement, the Company sold its single-digit royalty interest on global net sales of TZIELD (teplizumab-mzwv) under the Provention Asset Purchase Agreement to DRI. The Company retains its other economic interests related to TZIELD, including future potential regulatory and commercial milestones.

Under the terms of the Royalty Purchase Agreement, at the closing of the transaction, DRI paid the Company $100.0 million for its single-digit royalty interest on global net sales of TZIELD. The Company will have the right to receive a 50% share of the royalty on global net sales above a certain annual threshold. In addition, the Company may also receive up to $50.0 million from DRI upon the occurrence of pre-specified events tied to the advancement of TZIELD for the treatment of newly diagnosed type 1 diabetes and transactions regarding TZIELD and Provention. The Company may also receive an additional $50.0 million milestone from DRI if TZIELD achieves a certain level of sales.

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

10.11+	Employment Agreement between the Company and James Karrels (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed by the Company on February 29, 2016)

10.12+	Employment Agreement between the Company and Ezio Bonvini, M.D. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2016)

10.13+	Employment Agreement between the Company and Eric Risser (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2017)

10.14+	Employment Agreement between the Company and Stephen Eck, M.D. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on April 29, 2021)

10.15+	Employment Agreement between the Company and Thomas Spitznagel Ph.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2022)

10.16†
Amendment No, 1 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated March 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2018)

10.17#
Amendment No. 2 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated April 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2022)

10.18#
Amendment No. 3 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated April 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 3, 2022)

10.19#
Commercial Supply Agreement by and between Incyte Corporation and the Company, dated October 13, 2020 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 25, 2021)

10.20#
Product Commercialization Agreement by and between the Company and Eversana Life Science Services, LLC, dated November 13, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 25, 2021)

10.21
Stock Purchase Agreement by and between the Company and Zai Lab Limited, dated June 14, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2021)

10.22#*	Collaboration and License Agreement by and between the Company and Gilead Sciences, Inc., dated October 14, 2022

10.23#*	Asset Purchase Agreement by and between the Company and Provention Bio, Inc., dated May 7, 2018

10.24#*	Amendment No. 1 to the Asset Purchase Agreement by and between the Company and Provention Bio, Inc., dated November 30, 2022

10.25#*	Lease by and between BMR-Medical Center Drive LLC and J. Craig Venter Institute, Inc., dated May 3, 2010

10.26#*	First Amendment to Lease by and between BMR-Medical Center Drive LLC and J. Craig Venter Institute, Inc. dated March 26, 2014

10.27#*	Second Amendment to Lease by and between the Company and BMR-Medical Center Drive LLC, dated July 31, 2015

10.28#*	Third Amendment to Lease by and between the Company and BMR-Medical Center Drive LLC, dated November 5, 2015

10.29#*	Fourth Amendment to Lease by and between the Company and BMR-Medical Center Drive LLC, dated July 21, 2017

10.30#*	Fifth Amendment to Lease by and between the Company and ARE-Maryland No. 45, LLC, dated December 14, 2022

23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
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