Form 10-Q
period 2023-03-31
MACROGENICS INC
filed 2023-05-09
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2023, 61,838,893 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 and "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
+-
MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$224,264	$108,884
Marketable securities	17,392	45,462
Accounts receivable	36,160	56,222
Inventory, net	1,409	1,451
Prepaid expenses and other current assets	9,718	10,161
Total current assets	288,943	222,180
Property, equipment and software, net	26,783	29,575
Operating lease right-of-use assets	26,394	27,335
Other non current assets	1,378	1,378
Total assets	$343,498	$280,468

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,759	$4,899
Accrued expenses and other current liabilities	28,188	28,998
Deferred revenue	9,249	9,988
Lease liabilities	4,418	4,726
Total current liabilities	45,614	48,611
Liability related to future royalties	100,222	—
Deferred revenue, net of current portion	58,006	59,480
Lease liabilities, net of current portion	30,130	30,106
Other non current liabilities	258	258
Total liabilities	234,230	138,455
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 61,838,565 and 61,701,467 shares outstanding at March 31, 2023 and December 31, 2022, respectively	618	617
Additional paid-in capital	1,240,345	1,235,095
Accumulated other comprehensive income (loss)	8	(5)
Accumulated deficit	(1,131,703)	(1,093,694)
Total stockholders' equity	109,268	142,013
Total liabilities and stockholders' equity	$343,498	$280,468

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Collaborative and other agreements	$16,686	$7,093
Product sales, net	3,490	3,580
Contract manufacturing	3,615	—
Royalty revenue	422	—
Government agreements	283	428
Total revenues	24,496	11,101
Costs and expenses:
Cost of product sales	113	48
Cost of manufacturing services	3,410	—
Research and development	45,872	61,438
Selling, general and administrative	13,527	16,253
Total costs and expenses	62,922	77,739
Loss from operations	(38,426)	(66,638)
Interest and other income	1,073	195
Interest expense	(656)	—
Net loss	(38,009)	(66,443)
Other comprehensive loss:
Unrealized gain (loss) on investments	13	(222)
Comprehensive loss	$(37,996)	$(66,665)

Basic and diluted net loss per common share	$(0.61)	$(1.08)
Basic and diluted weighted average common shares outstanding	61,809,817	61,324,163

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock			Additional Paid-In Capital		Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	61,701,467	$617		$1,235,095		$(1,093,694)		$(5)		$142,013
Share-based compensation	—	—		4,788		—		—		4,788
Issuance of common stock, net of offering costs	95,000	1		616		—		—		617
Stock plan related activity	42,098	—		(154)		—		—		(154)
Unrealized loss on investments	—	—		—		—		13		13
Net loss	—	—		—		(38,009)		—		(38,009)
Balance, March 31, 2023	61,838,565	$618	$—	$1,240,345	$—	$(1,131,703)	$—	$8	$—	$109,268

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	61,307,428	$613	$1,213,002	$(973,936)	$(61)	$239,618
Share-based compensation	—	—	5,224	—	—	5,224
Stock plan related activity	25,646	—	37	—	—	37
Unrealized gain on investments	—	—	—	—	(222)	(222)
Net loss	—	—	—	(66,443)	—	(66,443)
Balance, March 31, 2022	61,333,074	$613	$1,218,263	$(1,040,379)	$(283)	$178,214

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(38,009)	$(66,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,983	2,913
Amortization of premiums and discounts on marketable securities	(372)	334
Stock-based compensation	4,833	5,274
Non-cash royalty revenue	(90)	—
Non-cash interest expense	656	—
Changes in operating assets and liabilities:
Accounts receivable	20,062	(4,520)
Inventory	42	(210)
Prepaid expenses and other current assets	443	6,457
Non-cash lease expense	941	—
Other non current assets	—	801
Accounts payable	(1,148)	(11,920)
Accrued expenses and other current liabilities	(677)	(543)
Lease liabilities	(284)	(1,119)
Deferred revenue	(2,213)	11,280
Net cash used in operating activities	(12,833)	(57,696)
Cash flows from investing activities
Purchases of marketable securities	(17,296)	(54,077)
Proceeds from sale and maturities of marketable securities	45,750	37,010
Purchases of property, equipment and software	(359)	(1,415)
Net cash provided by (used in) investing activities	28,095	(18,482)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	616	—
Proceeds from stock option exercises and ESPP purchases	5	37
Taxes paid related to net share settlement of equity awards	(158)	—
Net proceeds from sale of future royalties	99,655	—
Net cash provided by financing activities	100,118	37
Net change in cash and cash equivalents	115,380	(76,141)
Cash and cash equivalents at beginning of period	108,884	123,469
Cash and cash equivalents at end of period	$224,264	$47,328

Supplemental Cash Flow Information
Property, equipment and software included in accounts payable or accruals	$177	$151

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
As a biotechnology company, the Company has primarily funded its operations with proceeds from the sale of its common stock in equity offerings, revenue from its multiple collaboration agreements, and contracts from the National Institute of Allergy and Infectious Diseases (NIAID). Management regularly reviews the Company’s available liquidity relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital. The Company plans to meet its future operating requirements by generating revenue from current and future strategic collaborations or other arrangements, product sales and royalties. The Company anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support its product development activities. If the Company is unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate one or more of its product research and development programs or clinical studies, reduce other operating expenses, and/or downsize its organization. Based on the Company’s most recent cash flow forecast, the Company believes its current resources are sufficient to fund its operating plans for a minimum of twelve months from the date that this Quarterly Report on Form 10-Q was filed.
Similar to the other risk factors pertinent to the Company's business, geopolitical tensions, including the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and related global slowdown of economic activity, decades-high inflation, rising interest rates, adverse events involving financial institutions or the financial services industry and a potential recession in the United States might unfavorably impact the Company's ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to these uncertainties, the Company will continue to evaluate the nature and extent of the impact of these uncertainties on its business and financial position.
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

The accompanying unaudited interim consolidated financial statements include the accounts of MacroGenics, Inc. and its wholly owned subsidiaries, MacroGenics UK Limited and MacroGenics Limited. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 24, 2022.
2. Summary of Significant Accounting Policies
During the three months ended March 31, 2023, the Company adopted the following significant accounting policies in addition to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Liability related to the sale of future royalties and related interest expense
The Company assesses the relevant accounting criteria under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 470, Debt (ASC 470) to determine whether the upfront payment received from the purchaser should be accounted for as debt or deferred income depending on the facts and circumstances. If the criteria in ASC 470 is met, the Company accounts for net proceeds from sales of its rights to receive future royalty payments as a liability that is amortized using the effective interest method over the term of the arrangement. The liability related to future royalties is presented net of unamortized issuance costs on the consolidated balance sheets. Interest expense on the liability related to future royalties is recognized using the effective interest rate method over the life of the arrangement. The Company calculates an effective interest rate which will amortize its related obligation to zero over the anticipated repayment period. The liability related to future royalties and the related interest expense are based on the Company’s current estimates of future royalties expected to be received over the life of the arrangement, which the Company determines by using internal sales projections and external information from market data sources, which are considered Level 3 inputs. The Company periodically assesses the expected payments and to the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash amortization is reflected as interest expense in the consolidated statements of operations and comprehensive loss.
Recent Accounting Pronouncements
There were no new accounting pronouncements that were issued or became effective since the issuance of the Company’s 2022 Annual Report on Form 10-K that had, or are expected to have, a material impact on its consolidated financial position, results of operations or cash flows.
3. Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of their short-term nature.  The Company accounts for recurring and non-recurring fair value measurements in accordance with ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at March 31, 2023
	Total	Level 1	Level 2
Assets:
Money market funds	$52,843	$52,843	$—
Government-sponsored enterprises	28,879	—	28,879
Corporate debt securities	11,187	—	11,187
Total assets measured at fair value(a)	$92,909	$52,843	$40,066

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2
Assets:
Money market funds	$41,564	$41,564	$—
Government-sponsored enterprises	32,811	—	32,811
Corporate debt securities	17,626	—	17,626
Total assets measured at fair value(b)	$92,001	$41,564	$50,437
(a) Total assets measured at fair value at March 31, 2023 includes approximately $75.5 million reported in cash and cash equivalents on the consolidated balance sheet.
(b) Total assets measured at fair value at December 31, 2022 includes approximately $46.5 million reported in cash and cash equivalents on the consolidated balance sheet.
4. Marketable Securities
The following tables summarize the Company's marketable debt securities (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$13,168	$8	$—	$13,176
Corporate debt securities	4,216	—	—	4,216
Total	$17,384	$8	$—	$17,392

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$32,812	$5	$(7)	$32,810
Corporate debt securities	12,655	1	(4)	12,652
Total	$45,467	$6	$(11)	$45,462

All available-for-sale marketable debt securities held as of March 31, 2023 and December 31, 2022 had contractual maturities of less than one year. All of the Company's available-for-sale marketable debt securities in an unrealized loss position as of December 31, 2022 were in a loss position for less than twelve months. Unrealized losses on available-for-sale debt securities as of December 31, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for any periods presented. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

5. Inventory, Net
All of the Company's inventory relates to the manufacturing of MARGENZA. The following table sets forth the Company's net inventory (in thousands):

	March 31, 2023	December 31, 2022
Work in process	$206	$409
Finished goods	1,203	1,042
Total inventory, net	$1,409	$1,451

Prior to U.S. Food and Drug Administration (FDA) approval of MARGENZA in December 2020, the cost of materials and expenses associated with the manufacturing of MARGENZA were recorded as research and development expense. Subsequent to FDA approval, the Company began capitalizing inventory costs related to the manufacture of MARGENZA. The inventory balance as of March 31, 2023 and December 31, 2022 is net of a reserve of $4.9 million for unsaleable inventory. These reserves are reflected in cost of product sales during the period they are recorded.
6. Royalty Monetization Arrangement
On March 8, 2023, the Company entered into a Purchase and Sale Agreement (Royalty Purchase Agreement) with DRI Healthcare Acquisitions LP (DRI), a wholly owned subsidiary of DRI Healthcare Trust, for the sale to DRI of the Company’s single-digit royalty interest on global net sales of TZIELD (teplizumab-mzwv) (the DRI Transaction) under the Company’s Asset Purchase Agreement dated May 7, 2018, as amended (the Asset Purchase Agreement), with Provention Bio, Inc. (Provention). The Company retains its other economic interests related to TZIELD, including future potential development, regulatory, and commercial milestones.
Under the terms of the Royalty Purchase Agreement, the Company received $100.0 million from DRI for its single-digit royalty interest on global net sales of TZIELD under the Asset Purchase Agreement. The Company will have the right to receive a 50% share of the royalty on global net sales above a certain annual threshold. In addition, the Company may also receive up to $50.0 million from DRI upon the occurrence of pre-specified events tied to the advancement of TZIELD for the treatment of newly diagnosed type 1 diabetes. The Company may also receive an additional $50.0 million milestone from DRI if TZIELD achieves a certain level of net sales.
The $100.0 million proceeds received from DRI under the Royalty Purchase Agreement were recorded as a liability for future royalties, net of transaction costs of $0.3 million, which will be amortized over the term of the arrangement using the effective interest rate method. The Company accounted for the Royalty Purchase Agreement as a financing arrangement because the Company has significant continuing involvement in the delivery of future royalty payments to DRI and other existing obligations under the Asset Purchase Agreement. Royalty revenue will be recognized as earned on net sales of TZIELD, and the Company will record the royalty payments to DRI as a reduction of the liability when paid. The aggregate future estimated payments, less the $99.7 million of net proceeds, will be recorded as interest expense over the term of the arrangement. As such payments are made to DRI, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. The Company will estimate the payments to be made to DRI over the term of the Royalty Purchase Agreement based on forecasted royalties and will calculate the effective interest rate required to discount such payments back to the liability balance. Over the course of the Royalty Purchase Agreement, the actual effective interest rate will be affected by the amount and timing of net royalty revenue recognized and changes in forecasted revenue. On a quarterly basis, the Company will reassess the effective interest rate and adjust the rate prospectively as necessary.
Changes to the liability related to future royalties were as follows for the three months ended March 31, 2023 (in thousands):

Liability related to future royalties - beginning balance	$—
Proceeds from sale of future royalties	100,000
Deferred transaction costs	(344)
Non-cash royalty revenue payable to DRI	(90)
Non-cash interest expense recognized	656
Liability related to future royalties - ending balance	$100,222

7. Stockholders' Equity
In November 2020, the Company entered into a sales agreement (Sales Agreement) with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. The Company sold 3,622,186 shares of common stock resulting in net proceeds of approximately $98.2 million through December 31, 2021 under the Sales Agreement. In April 2021, the Company entered into Amendment No. 1 to the Sales Agreement which increased the amount of the Company’s common stock that can be sold by the Company through its agent under the ATM Offering, from an aggregate offering price of up to $100.0 million to an aggregate offering price of up to $300.0 million. In March 2023, the Company terminated the Sales Agreement and entered into a new sales agreement with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an ATM Offering. During the three months ended March 31, 2023, the Company sold 95,000 shares of common stock at a weighted average price per share of $6.60, resulting in net proceeds of approximately $0.6 million, net of offering expenses.

8. Revenue
Collaborative and Other Agreements
Incyte Corporation
Incyte License Agreement
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte Corporation (Incyte), which was amended in March 2018, April 2022 and July 2022, for retifanlimab, an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD-1) (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017. MacroGenics will manufacture a portion of Incyte’s global commercial supply of retifanlimab. In March 2023, the FDA approved Incyte's Biologics License Application (BLA) for ZYNYZ (retifanlimab-dlwr) for the treatment of adults with metastatic or recurrent locally advanced Merkel cell carcinoma. Incyte has stated it is pursuing development of retifanlimab in potentially registration-enabling studies, including in patients with squamous cell carcinoma of the anal canal, MSI-high endometrial cancer and non-small cell lung cancer. Incyte is also pursuing development of retifanlimab in combination with multiple product candidates from its pipeline.
Under the terms of the Incyte License Agreement, as amended, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization by Incyte in multiple indications, the Company could receive up to a total of $435.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. From the inception of the Incyte License Agreement through March 31, 2023, the Company has recognized $115.0 million in development milestones under the Incyte License Agreement, including $15.0 million received following the FDA approval of ZYNYZ. The Company is also eligible to receive tiered royalties of 15% to 24% on global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) at inception and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2018 through March 31, 2023, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $115.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab. Therefore, the associated consideration was added to the estimated transaction price and was recognized as revenue.

The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. The Company recognized the $15.0 million ZYNYZ approval milestone as revenue under the Incyte License Agreement during the three months ended March 31, 2023. During the three months ended March 31, 2022, no revenue was recognized under the Incyte License Agreement.
Incyte Clinical Supply Agreement
In 2018, the Company entered into an agreement with Incyte, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated the Incyte Clinical Supply Agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $1.3 million and $0.3 million, respectively, for services performed under the Incyte Clinical Supply Agreement.
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
During the three months ended March 31, 2023, the Company recorded revenue of $0.4 million related to the Gilead Agreement. As of March 31, 2023, $59.5 million in revenue was deferred under this agreement, $2.1 million of which was current and $57.4 million of which was non-current. As of December 31, 2022, $59.8 million in revenue was deferred under this agreement, $1.8 million of which was current and $58.0 million of which was non-current.
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
Under the terms of the 2018 Zai Lab Agreement, Zai Lab paid the Company an upfront payment of $25.0 million ($22.5 million after netting value-added tax withholdings of $2.5 million). Assuming successful development and commercialization of margetuximab, tebotelimab and the TRIDENT molecule, the Company could receive up to $140.0 million in development and regulatory milestones, of which the Company has earned $9.0 million through March 31, 2023. In addition, Zai Lab would pay the Company tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of tebotelimab in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.
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
The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2020 through March 31, 2023, it became probable that a significant reversal of cumulative revenue would not occur for development and regulatory milestones totaling $9.0 million. Therefore, the associated consideration, $8.1 million net of value-added tax withholdings, was added to the estimated transaction price and was recognized as revenue. During the three months ended March 31, 2023, no revenue was recognized, and during the three months ended March 31, 2022, $5.0 million in revenue was recognized under the 2018 Zai Lab Agreement.
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
In connection with the execution of the 2021 Zai Lab Agreement, Zai Lab paid the Company an upfront payment of $25.0 million. Additionally, as part of the consideration for the rights granted to Zai Lab under the 2021 Zai Lab Agreement, the Company and Zai Lab entered into a stock purchase agreement whereby Zai Lab paid the Company approximately $30.0 million to purchase shares of the Company’s common stock, par value $0.01, at a fixed price of $31.30 which represented a $10.4 million premium over the share price on the stock purchase agreement date.
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
Revenue related to the Lead Program license and related research and development services performance obligation was recognized over time as the research and development activities were performed. The Company utilized a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. The Company recognized revenue allocated to the other programs at a point in time upon transfer of the licenses to Zai Lab in 2021. During the three months ended March 31, 2023 the Company recognized no revenue under the 2021 Zai Lab Agreement, and the Company recognized revenue of $0.3 million during the three months ended March 31, 2022 under the 2021 Zai Lab Agreement.
Provention Bio, Inc.
In 2018, the Company entered into a license agreement with Provention pursuant to which the Company granted Provention exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a CD32B x CD79B DART molecule being developed for the treatment of autoimmune indications (Provention License Agreement). As partial consideration for the Provention License Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-3279, the Company will be eligible to receive up to $65.0 million in development and regulatory milestones and up to $225.0 million in commercial milestones. As of March 31, 2023, the Company has not recognized any milestone revenue under this agreement. If commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to the Company, and by the Company in the event that Provention challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.
Also, in 2018, the Company entered into the Asset Purchase Agreement with Provention pursuant to which Provention acquired the Company’s interest in teplizumab (renamed PRV-031), a monoclonal antibody being developed for the treatment of type 1 diabetes. As partial consideration for the Asset Purchase Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. Under the Asset Purchase Agreement, Provention is obligated to pay the Company contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory milestones. In addition, Provention is obligated to make contingent milestone payments to the Company totaling $225.0 million upon the achievement of certain commercial milestones as well as single-digit royalties on net sales of the product. In March 2023, the Company entered into a Royalty Purchase Agreement with DRI; see Note 6, Liability Related to Future Royalties, for additional information. The FDA approved the BLA for TZIELD (teplizumab-mzwv) in November 2022, and the Company recognized $60.0 million in revenue related to this regulatory milestone during the year ended December 31, 2022. In November 2022, the Company and Provention amended the Asset Purchase Agreement. Under this amendment, the milestone for first approval was split into four equal payments, the first two of which were received prior to March 31, 2023. Provention has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to the Company, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements Provention assumed pursuant to the Asset Purchase Agreement. Further, Provention is required to pay the Company a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by Provention to a third party.
The Company evaluated the Provention License Agreement and Asset Purchase Agreement under the provisions of ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: (i) the license of MGD010 and (ii) the title to teplizumab. The Company determined that the transaction price of the Provention agreements was $6.1 million, based on the Black-Scholes valuation of the warrants to purchase a total of 2,432,688 shares of Provention's common stock. The transaction price was allocated to each performance obligation based on the number of shares of common stock the Company is entitled to purchase under each warrant. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such were excluded from the initial transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, therefore they have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. The Company recognized revenue of $6.1 million when it satisfied its performance obligations under the agreements and transferred the MGD010 license and teplizumab assets to Provention in 2018. In 2019, the Company exercised the warrants on a cashless basis, and subsequently sold all the shares of Provention common stock acquired through the exercise. No shares of Provention stock were held subsequent to the sale of stock in 2019. During the year ended December 31, 2022, it became probable that a significant reversal of cumulative revenue would not occur for a regulatory milestone of $60.0 million, therefore the associated consideration was added to the estimated transaction price and was recognized as revenue. During the three months ended March 31, 2023, the Company recognized $0.4 million in royalty revenue under these agreements based on the sales of TZIELD, and no revenue under these agreements during the three months ended March 31, 2022. As of March 31, 2023, Provention owed the Company $30.0 million related to the achieved milestone, which is included in accounts receivable on the consolidated balance sheet. This receivable was due to be paid on June 1, 2023 and September 1, 2023 under the amended Asset Purchase Agreement. Provention was acquired by Sanofi in April 2023. Sanofi accelerated the payment schedule and paid the Company the balance due subsequent to March 31, 2023.
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
Under the terms of the I-Mab License Agreement, I-Mab paid the Company an upfront payment of $15.0 million, and $5.0 million of milestone revenue has been earned from the inception of the I-Mab License Agreement through March 31, 2023.
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
    Revenue under the I-Mab License Agreement was recognized using a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, was the best measure of progress towards satisfying the performance obligations. During the three months ended March 31, 2023 the Company recognized no revenue under the I-Mab License Agreement, and during the three months ended March 31, 2022 the Company recognized revenue of $0.2 million under the I-Mab License Agreement.
I-Mab Clinical Supply Agreement

In October 2021, the Company entered into an agreement under which the Company is to perform development and manufacturing services for I-Mab’s clinical needs of enoblituzumab (I-Mab Clinical Supply Agreement). The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of enoblituzumab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price will be recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the three months ended March 31, 2023, the Company recognized no revenue for research and development activities performed under the I-Mab Clinical Supply Agreement. During the three months ended March 31, 2022, the Company recognized $0.9 million under the agreement.
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
The Company recognized revenue of $3.6 million under the Incyte Manufacturing and Clinical Supply Agreement during the three months ended March 31, 2023, and no revenue during the three months ended March 31, 2022. As of March 31, 2023, $7.8 million in revenue was deferred under this agreement, $7.1 million of which was current and $0.7 million of which was non-current.
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

Since the inception of the NIAID Contract, NIAID has exercised the two options contemplated in the original contract and executed modifications such that the total funded contract value as of March 31, 2023 is $25.1 million. In addition, the most recent modification changed the period of performance under the NIAID Contract to end in July 2023. During the three months ended March 31, 2023 and 2022, the Company recognized revenue under the NIAID Contract of $0.3 million and $0.4 million, respectively.
9. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (IRC), and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the three months ended March 31, 2023, no shares of common stock were purchased under the 2016 ESPP.
Employee Stock Incentive Plans
Effective February 2003, the Company implemented the 2003 Equity Incentive Plan (2003 Plan), and it was amended and approved by the Company's stockholders in 2005. Stock options granted under the 2003 Plan may be either incentive stock options as defined by the IRC, or non-qualified stock options. In 2013, the 2003 Plan was terminated, and no further awards may be issued under the plan. Any shares of common stock subject to awards under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, or resulting in any common stock being issued, will become available for issuance under the 2013 Equity Incentive Plan (2013 Plan), up to a specified number of shares. As of March 31, 2023, under the 2003 Plan, there were options to purchase an aggregate of 61,572 shares of common stock outstanding.
In October 2013, the Company implemented the 2013 Plan. The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year from January 1, 2014 through and including January 1, 2023, by the lesser of (a) 1,960,168 shares, (b) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (c) the number of shares of common stock determined by the Company's Board of Directors. During the three months ended March 31, 2023, the maximum number of shares of common stock authorized to be issued by the Company under the 2013 Plan was increased to 15,816,949. If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of March 31, 2023, there were options to purchase an aggregate of 12,778,040 shares of common stock outstanding.
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,461	$2,392
Selling, general and administrative	2,372	2,882
Total stock-based compensation expense	$4,833	$5,274
Employee stock options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended March 31,
	2023	2022
Expected dividend yield	0%	0%
Expected volatility	92.6% -94.3%	87.9% - 88.3%
Risk-free interest rate	3.6% - 4.2%	1.5% - 2.4%
Expected term	5.88 years	5.95 years
The following table summarizes stock option activity during the three months ended March 31, 2023:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	10,098,929	$18.58	6.5
Granted	2,914,405	4.89
Exercised	(3,531)	1.51
Forfeited	(87,556)	11.46
Expired	(82,635)	22.01
Outstanding, March 31, 2023	12,839,612	$15.50	7.1	$7,827
As of March 31, 2023:
Exercisable	7,048,779	$20.90	5.4	660
Vested and expected to vest	11,763,189	$16.03	6.9	6,669
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 and 2022 was $3.77 and $7.48, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2023 was de minimis and the total intrinsic value of options exercised during the three months ended 2022 was approximately $0.3 million. The total cash received for options exercised during the three months ended March 31, 2023 and 2022 was de minimis. The total fair value of shares vested in the three months ended March 31, 2023 and 2022 was approximately $0.6 million and $5.4 million, respectively. As of March 31, 2023, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $29.2 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.
Restricted Stock Units
The Company awards restricted stock units (RSUs) to employees. RSUs are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSUs is recognized and amortized on a straight-line basis over the requisite service period of the award.
The following table summarizes RSU activity during the three months ended March 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	415,084	$8.83
Granted	656,135	4.82
Vested	(62,751)	10.31
Forfeited	(27,657)	6.94
Outstanding, March 31, 2023	980,811	6.11

At March 31, 2023, there was $4.9 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 1.6 years.

10. Commitments and Contingencies
In-licensing arrangement

In January 2022, the Company entered into a non-exclusive license agreement with Synaffix B.V. (Synaffix) to develop, manufacture and commercialize up to three antibody-drug conjugate targets using Synaffix’s proprietary technology. The Company made an upfront payment to Synaffix upon contract execution. In March 2023, the Company and Synaffix amended the agreement, adding four additional targets. Assuming all seven targets are successfully developed and commercialized, the Company would be obligated to pay up to $2.8 billion for development, regulatory and sales milestones. Finally, pursuant to the terms of this license agreement, as amended, upon commencement of commercial sales of any products developed from these targets, the Company would be required to pay Synaffix tiered royalties in the low‑single digit percentages on net sales of the respective products. The Company may terminate this agreement at any time with 30 days’ notice to Synaffix. Amounts paid to Synaffix under this agreement are recorded as research and development expense in the consolidated statement of operations. The Company incurred $1.5 million and $1.0 million under this agreement during the three months ended March 31, 2023 and 2022, respectively.
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
The following discussion of our financial condition and results of operations is based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with U.S. generally accepted accounting principles (GAAP), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview
We are a biopharmaceutical company focused on developing and commercializing innovative antibody-based therapeutics for the treatment of cancer. We have a pipeline of product candidates being evaluated in clinical trials sponsored by us or our collaborators in addition to several molecules in preclinical development. Our clinical product candidates include multiple oncology programs, many of which were created using our proprietary, antibody-based technology platforms. We believe our product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. To date, three products originating from our pipeline of proprietary or partnered product candidates have received U,S. Food and Drug Administration (FDA) approval. In March 2021, we and our commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. In November 2022, the FDA approved TZIELD™ (teplizumab-mzwv) to delay the onset of Stage 3 Type 1 Diabetes (T1D) in adult and pediatric patients aged 8 years and older with Stage 2 T1D. Teplizumab was acquired from us by Provention Bio, Inc. (Provention) in 2018, pursuant to an asset purchase agreement. In March 2023, the FDA approved ZYNYZ™ (retifanlimab-dlwr), a humanized monoclonal antibody targeting programmed death receptor-1 (PD-1). Retifanlimab was previously developed by us and licensed to Incyte Corporation (Incyte) pursuant to an exclusive global collaboration and license agreement in October 2017.
Our operations to date have concentrated on staffing our company, developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, business planning and raising capital. We only began generating revenues from the sale of products in 2021. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2023, combined with anticipated and potential collaboration payments, product revenues and royalties, should enable us to fund our operations through 2025. Our expected funding requirements reflect anticipated expenditures related to the Phase 2 TAMARACK clinical trial of vobramitamab duocarmazine (vobra duo) in metastatic castration-resistant prostate cancer (mCRPC), our planned Phase 2 study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.
Through March 31, 2023, we had an accumulated deficit of $1.1 billion. We expect that over the next several years this deficit will increase as we continue to incur research and development expense in connection with our ongoing activities and several clinical studies.
Macroeconomic Conditions
The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including adverse events involving financial institutions or the financial services industry, inflation and rising interest rates and geopolitical upheaval, such as Russia’s incursion into Ukraine (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. Prolonged uncertainty with respect to Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Collaborations

We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte. We have an exclusive global collaboration and license agreement with Incyte for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Under this agreement, as amended, Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. We received an upfront payment of $150.0 million and milestone payments totaling $115.0 million from Incyte through March 31, 2023, including $15.0 million upon the FDA approval of ZYNYZ (retifanlimab-dlwr) in March 2023. We are eligible to receive an additional $320.0 million in development and regulatory milestones and $330.0 million in commercial milestones. We are also eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement) and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
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
Under the terms of the 2018 Zai Lab Agreement, Zai Lab paid us an upfront payment of $25.0 million less foreign withholding tax of $2.5 million. Assuming successful development and commercialization of margetuximab, tebotelimab and the TRIDENT molecule, we could receive up to $140.0 million in development and regulatory milestones, of which we have earned $9.0 million through March 31, 2023. In addition, Zai Lab would pay us tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of tebotelimab in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.

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
•Provention. In 2018, we entered into an asset purchase agreement (APA) with Provention pursuant to which Provention acquired our interest in teplizumab. Under the APA, if Provention successfully develops, obtains regulatory approval for, and commercializes teplizumab, we will be eligible to receive up to $170.0 million in regulatory milestones, and up to $225.0 million in commercial milestones. In November 2022, the FDA approved TZIELD (teplizumab-mzwv) to delay the onset of Stage 3 T1D in adult and pediatric patients aged 8 years and older with Stage 2 T1D, and we recognized $60.0 million in milestone revenue during the year ended December 31, 2022. In November 2022 we and Provention amended the APA. Under the amended APA, the $60.0 million milestone for a first approval was split into four $15 million payments, the first two of which were received prior to March 31, 2023. We are also eligible to receive single-digit royalties on net sales of TZIELD. Provention has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to us, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements Provention assumed pursuant to the APA. Further, Provention is required to pay us a low double-digit percentage of certain consideration to the extent it is received in connection with a grant of rights by Provention to a third party.
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

Critical Accounting Estimates
Our critical accounting estimates are policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting estimates is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022. The following accounting policies and estimates were deemed critical during the three months ended March 31, 2023:

Liability related to the sale of future royalties and related interest expense
The liability related to future royalties is presented net of unamortized issuance costs on our consolidated balance sheets. Interest expense on the liability related to future royalties is recognized using the effective interest rate method over the life of the arrangement. We calculate an effective interest rate which will amortize our related obligation to zero over the anticipated repayment period. The liability related to future royalties and the related interest expense are based on our current estimates of future royalties expected to be received over the life of the arrangement, which we determine by using internal sales projections and external information from market data sources, which are considered Level 3 inputs. We periodically assess the expected payments and to the extent our estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis.

Results of Operations
Revenue
The following represents a comparison of our revenue for the three months ended March 31, 2023 and 2022 (dollars in millions):

	Three Months Ended March 31,
	2023	2022	Change	%
Collaborative and other agreements	$16.7	$7.1	$9.6	135%
Product sales, net	3.5	3.6	(0.1)	(3)%
Contract manufacturing	3.6	—	3.6	N/A
Royalty revenue	0.4	—	0.4	N/A
Government agreements	0.3	0.4	(0.1)	(25)%
Total revenue	$24.5	$11.1	$13.4	121%

The increase in revenue of $13.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to:
•recognition of $15.0 million in milestone payments under the Incyte License Agreement during the three months ended March 31, 2023; and
•$3.6 million recognized under the Incyte Manufacturing and Clinical Supply Agreement.
These increases were partially offset by a decrease of $5.0 million in revenue recognized under the 2018 Zai Lab Agreement.
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
Cost of Manufacturing Services
Cost of manufacturing services consists of the costs to provide manufacturing services to produce certain Incyte bulk drug substance under the Incyte Manufacturing and Clinical Supply Agreement. We did not begin the manufacturing services until the second quarter of 2022, therefore there are no such costs during the three months ended March 31, 2022.
Research and Development Expense

The following represents a comparison of our research and development expense for the three months ended March 31, 2023 and 2022 (dollars in millions):

	Three Months Ended March 31,
	2023	2022	Change	%
Vobramitamab duocarmazine	$9.1	$16.5	$(7.4)	(45)%
Antibody-drug conjugates (ADCs) (a)	9.1	3.1	6.0	194%
Lorigerlimab	7.6	5.0	2.6	52%
Margetuximab	5.3	8.2	(2.9)	(35)%
Next-generation T-cell engagers (a)	2.9	4.0	(1.1)	(28)%
Tebotelimab	2.6	4.2	(1.6)	(38)%
Flotetuzumab	2.3	5.1	(2.8)	(55)%
MGD024	1.6	1.3	0.3	23%
Enoblituzumab	1.5	4.9	(3.4)	(69)%
IMGC936	0.8	2.4	(1.6)	(67)%
DART molecules under HIV government contract	0.5	0.9	(0.4)	(44)%
Retifanlimab	0.3	1.5	(1.2)	(80)%
Other programs (a)	2.3	4.3	(2.0)	(47)%
Total research and development expense	$45.9	$61.4	$(15.5)	(25)%
(a) Includes research and discovery projects, as well as early preclinical molecules and molecules not advanced to clinical development.
Our research and development expense for the three months ended March 31, 2023 decreased by $15.5 million compared to the three months ended March 31, 2022 primarily due to:
•decreased vobra duo development costs;
•decreased development, manufacturing and clinical trial costs related to enoblituzumab;
•decreased SOPHIA-related clinical trial costs related to margetuximab;
•decreased development, manufacturing and clinical trial costs related to flotetuzumab (due to discontinuance of our company-sponsored trial); and
•decreased development, manufacturing and clinical trial costs related to tebotelimab.
These decreases were partially offset by:
•increased development of a non-disclosed ADC Investigational New Drug candidate; and
•increased development costs related to lorigerlimab.
There are uncertainties associated with our research and development expenses for future quarters which are impacted by multiple variables, including timing of wind down activities for recently closed studies and current and expected expenditures associated with our vobra duo TAMARACK study.
Selling, General and Administrative Expense
Selling, general and administrative expenses decreased by $2.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to decreased consulting expenses, legal fees and other professional services.

Liquidity and Capital Resources
Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(12.8)	$(57.7)
Investing activities	28.1	(18.5)
Financing activities	100.1	—
Net change in cash and cash equivalents	$115.4	$(76.2)
Operating Activities
Net cash used in operating activities consists of our net loss adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation and changes in working capital. Net cash used in operating activities for the three months ended March 31, 2023 benefited from the $15.0 million in milestones received from Incyte under the Incyte License Agreement and $15.0 million received from Provention related to the TZIELD approval milestone. Net cash used in operating activities for the three months ended March 31, 2022 benefited from the $11.2 million received from Incyte under the Incyte Manufacturing and Clinical Supply Agreement.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2023 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in investing activities during the three months ended March 31, 2022 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 includes net cash proceeds from our Royalty Purchase Agreement with DRI of $99.7 million.
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
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings, revenue from our multiple collaboration agreements, and contracts and grants from the National Institute of Allergy and Infectious Diseases. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2023 combined with anticipated and potential collaboration payments, product revenues and royalties, should enable us to fund our operations through 2025. Our expected funding requirements reflect anticipated expenditures related to the Phase 2 TAMARACK clinical trial of vobra duo in mCRPC, our planned Phase 2 study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.
Material Cash Requirements
During the three months ended March 31, 2023, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Under SEC rules and regulations, because we are considered to be a “smaller reporting company," we are not required to provide the information required by this item in this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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
See Note 10, Commitments and Contingencies, to the consolidated financial statements of this Quarterly Report on Form 10-Q for more information.

Item 1A.	Risk Factors
There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 6.	Exhibits

10.1+*	Purchase and Sale Agreement by and between the Company and DRI Healthcare Acquisitions LP, dated March 8, 2023.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

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
Dated: May 9, 2023