Form 10-Q
period 2023-06-30
MACROGENICS INC
filed 2023-08-09
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2023, 61,949,474 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,758	$108,884
Marketable securities	131,589	45,462
Accounts receivable	6,410	56,222
Inventory, net	1,443	1,451
Prepaid expenses and other current assets	6,475	10,161
Total current assets	254,675	222,180
Property, equipment and software, net	24,091	29,575
Operating lease right-of-use assets	25,501	27,335
Other non current assets	1,386	1,378
Total assets	$305,653	$280,468

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,795	$4,899
Accrued expenses and other current liabilities	27,528	28,998
Deferred revenue	9,671	9,988
Lease liabilities	4,161	4,726
Total current liabilities	45,155	48,611
Deferred revenue, net of current portion	58,538	59,480
Lease liabilities, net of current portion	30,158	30,106
Other non current liabilities	258	258
Total liabilities	134,109	138,455
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 61,938,493 and 61,701,467 shares outstanding at June 30, 2023 and December 31, 2022, respectively	619	617
Additional paid-in capital	1,245,231	1,235,095
Accumulated other comprehensive income (loss)	(72)	(5)
Accumulated deficit	(1,074,234)	(1,093,694)
Total stockholders' equity	171,544	142,013
Total liabilities and stockholders' equity	$305,653	$280,468

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Collaborative and other agreements	$6,021	$16,863	$22,708	$23,956
Product sales, net	5,062	4,672	8,552	8,252
Contract manufacturing	1,587	3,992	5,202	3,992
Royalty revenue	—	—	421	—
Government agreements	466	480	749	908
Total revenues	13,136	26,007	37,632	37,108
Costs and expenses:
Cost of product sales	258	180	371	228
Cost of manufacturing services	919	2,222	4,329	2,222
Research and development	43,229	51,744	89,101	113,182
Selling, general and administrative	13,692	13,669	27,219	29,922
Total costs and expenses	58,098	67,815	121,020	145,554
Loss from operations	(44,962)	(41,808)	(83,388)	(108,446)
Gain on royalty monetization arrangement	100,930	—	100,930	—
Interest and other income	2,275	504	3,348	699
Interest expense	(774)	—	(1,430)	—
Net income (loss)	57,469	(41,304)	19,460	(107,747)
Other comprehensive income (loss):
Unrealized loss on investments	(80)	(43)	(67)	(265)
Comprehensive income (loss)	$57,389	$(41,347)	$19,393	$(108,012)

Net income (loss) per common share:
Basic	$0.93	$(0.67)	$0.31	$(1.76)
Diluted	$0.92	$(0.67)	$0.31	$(1.76)
Weighted average common shares outstanding:
Basic	61,880,096	61,384,943	61,845,151	61,354,721
Diluted	62,261,646	61,384,943	62,030,710	61,354,721

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	61,701,467	$617	$1,235,095	$(1,093,694)	$(5)	$142,013
Share-based compensation	—	—	4,788	—	—	4,788
Issuance of common stock, net of offering costs	95,000	1	616	—	—	617
Stock plan related activity	42,098	—	(154)	—	—	(154)
Unrealized gain on investments	—	—	—	—	13	13
Net loss	—	—	—	(38,009)	—	(38,009)
Balance, March 31, 2023	61,838,565	$618	1,240,345	(1,131,703)	8	109,268
Share-based compensation	—	—	4,436	—	—	4,436
Issuance of common stock	36,135	—	235	—	—	235
Stock plan related activity	63,793	1	215	—	—	216
Unrealized loss on investments	—	—	—	—	(80)	(80)
Net income	—	—	—	57,469	—	57,469
Balance, June 30, 2023	61,938,493	$619	$1,245,231	$(1,074,234)	$(72)	$171,544

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	61,307,428	$613	$1,213,002	$(973,936)	$(61)	$239,618
Share-based compensation	—	—	5,224	—	—	5,224
Stock plan related activity	25,646	—	37	—	—	37
Unrealized loss on investments	—	—	—	—	(222)	(222)
Net loss	—	—	—	(66,443)	—	(66,443)
Balance, March 31, 2022	61,333,074	613	1,218,263	(1,040,379)	(283)	178,214
Share-based compensation	—	—	5,350	—	—	5,350
Stock plan related activity	125,716	2	262	—	—	264
Unrealized loss on investments	—	—	—	—	(43)	(43)
Net loss	—	—	—	(41,304)	—	(41,304)
Balance, June 30, 2022	61,458,790	$615	$1,223,875	$(1,081,683)	$(326)	$142,481

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$19,460	$(107,747)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	5,795	5,790
Amortization of premiums and discounts on marketable securities	(1,404)	628
Stock-based compensation	9,224	10,574
Gain on royalty monetization arrangement	(100,930)	—
Non-cash interest expense	1,430	—
Other non-cash items	236	1,077
Loss on disposal of assets	103	—
Changes in operating assets and liabilities:
Accounts receivable	49,812	(7,999)
Inventory	8	362
Prepaid expenses and other current assets	3,686	8,611
Non-cash lease expense	1,834	1,622
Other non current assets	(7)	—
Accounts payable	(1,104)	(12,896)
Accrued expenses and other current liabilities	(1,293)	(1,697)
Lease liabilities	(513)	(2,264)
Deferred revenue	(1,259)	(2,918)
Net cash used in operating activities	(14,922)	(106,857)
Cash flows from investing activities
Purchases of marketable securities	(148,040)	(75,457)
Proceeds from sale and maturities of marketable securities	63,250	82,440
Purchases of property, equipment and software	(645)	(2,426)
Proceeds from sales of equipment	54	—
Net cash provided by (used in) investing activities	(85,381)	4,557
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	616	—
Proceeds from stock option exercises and ESPP purchases	227	300
Taxes paid related to net share settlement of equity awards	(165)	—
Principal payments on royalty monetization arrangement	(156)	—
Net proceeds from sale of future royalties	99,655	—
Net cash provided by financing activities	100,177	300
Net change in cash and cash equivalents	(126)	(102,000)
Cash and cash equivalents at beginning of period	108,884	123,469
Cash and cash equivalents at end of period	$108,758	$21,469

Supplemental Cash Flow Information
Property, equipment and software included in accounts payable or accruals	$177	$295

See notes to consolidated financial statements.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Nature of Operations
Description of the business
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on developing, manufacturing and commercializing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. The Company has a pipeline of product candidates being evaluated in clinical trials sponsored by MacroGenics or its collaborators. These product candidates include multiple oncology programs, some of which were created primarily using the Company’s proprietary, antibody-based technology platforms. The Company believes our product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. In March 2021, the Company and its commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease.
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

The accompanying unaudited interim consolidated financial statements include the accounts of MacroGenics, Inc. and its wholly owned subsidiaries, MacroGenics UK Limited and MacroGenics Limited. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 15, 2023.
2. Summary of Significant Accounting Policies
During the six months ended June 30, 2023, the Company adopted the following significant accounting policies in addition to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Liability related to the sale of future royalties and related interest expense
The Company assesses the relevant accounting criteria under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 470, Debt (ASC 470) to determine whether the upfront payment received from the purchaser should be accounted for as debt or deferred income depending on the facts and circumstances. If the criteria in ASC 470 is met, the Company accounts for net proceeds from sales of its rights to receive future royalty payments as a liability that is amortized using the effective interest method over the term of the arrangement. The liability related to future royalties is presented net of unamortized issuance costs on the consolidated balance sheets. Interest expense on the liability related to future royalties is recognized using the effective interest rate method over the life of the arrangement. The Company calculates an effective interest rate which will amortize its related obligation to zero over the anticipated repayment period. The liability related to future royalties and the related interest expense are based on the Company’s current estimates of future royalties expected to be received over the life of the arrangement, which the Company determines by using internal sales projections and external information from market data sources, which are considered Level 3 inputs. The Company periodically assesses the expected payments and to the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash amortization is reflected as interest expense in the consolidated statements of operations and comprehensive income (loss).
Upon changes in facts and circumstances, for example as a result of a modification to the existing agreements, the Company re-evaluates its rights and obligations and accounts for the change in accordance with the respective accounting guidance.
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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at June 30, 2023
	Total	Level 1	Level 2
Assets:
Money market funds	$55,648	$55,648	$—
U.S. Treasury securities	5,860	5,860	—
Government-sponsored enterprises	91,124	—	91,124
Corporate debt securities	82,454	—	82,454
Total assets measured at fair value(a)	$235,086	$61,508	$173,578

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2
Assets:
Money market funds	$41,564	$41,564	$—
Government-sponsored enterprises	32,811	—	32,811
Corporate debt securities	17,626	—	17,626
Total assets measured at fair value(b)	$92,001	$41,564	$50,437
(a) Total assets measured at fair value at June 30, 2023 includes approximately $103.5 million reported in cash and cash equivalents on the consolidated balance sheet.
(b) Total assets measured at fair value at December 31, 2022 includes approximately $46.5 million reported in cash and cash equivalents on the consolidated balance sheet.
4. Marketable Securities
The following tables summarize the Company's marketable debt securities (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$5,868	$—	$(8)	$5,860
Government-sponsored enterprises	$84,130	$16	$(18)	$84,128
Corporate debt securities	41,663	—	(62)	41,601
Total	$131,661	$16	$(88)	$131,589

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$32,812	$5	$(7)	$32,810
Corporate debt securities	12,655	1	(4)	12,652
Total	$45,467	$6	$(11)	$45,462

All available-for-sale marketable debt securities held as of June 30, 2023 and December 31, 2022 had contractual maturities of less than one year. All of the Company's available-for-sale marketable debt securities in an unrealized loss position as of June 30, 2023 and December 31, 2022 were in a loss position for less than twelve months. Unrealized losses on available-for-sale debt securities as of June 30, 2023 and December 31, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for any periods presented. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
5. Inventory, Net
All of the Company's inventory relates to the manufacturing of MARGENZA. The following table sets forth the Company's net inventory (in thousands):

	June 30, 2023	December 31, 2022
Work in process	$221	$409
Finished goods	1,222	1,042
Total inventory, net	$1,443	$1,451

Prior to U.S. Food and Drug Administration (FDA) approval of MARGENZA in December 2020, the cost of materials and expenses associated with the manufacturing of MARGENZA were recorded as research and development expense. Subsequent to FDA approval, the Company began capitalizing inventory costs related to the manufacture of MARGENZA. The inventory balance as of June 30, 2023 and December 31, 2022 is net of a reserve of $4.9 million for unsaleable inventory. These reserves are reflected in cost of product sales during the period they are recorded.
6. Royalty Monetization Arrangement
On March 8, 2023, the Company entered into a Purchase and Sale Agreement (Royalty Purchase Agreement) with DRI Healthcare Acquisitions LP (DRI), a wholly owned subsidiary of DRI Healthcare Trust, for the sale to DRI of the Company’s single-digit royalty interest on global net sales of TZIELD (teplizumab-mzwv) under the Company’s Asset Purchase Agreement dated May 7, 2018, as amended (the Provention APA), with Provention Bio, Inc. (Provention). The Company retained its other economic interests related to TZIELD under the Provention APA, including future potential development, regulatory, and commercial milestones.
Under the terms of the Royalty Purchase Agreement, the Company received $100.0 million from DRI for its single-digit royalty interest on global net sales of TZIELD under the Provention APA (the Royalty Interest). Additionally, the Company has the right to receive a 50% share of the royalty on global net sales above a certain annual threshold (the Retained Interest). In addition, the Company is eligible to receive up to $50.0 million upon the occurrence of pre-specified events tied to the advancement of TZIELD for the treatment of newly diagnosed type 1 diabetes. The Company is also eligible to receive an additional $50.0 million milestone if TZIELD achieves a certain level of net sales.
The $100.0 million proceeds received from DRI for the Royalty Interest were recorded as a liability related to future royalties, net of transaction costs of $0.3 million, which was to be amortized over the term of the arrangement using the effective interest rate method. The Company accounted for the Royalty Purchase Agreement as a financing arrangement because the Company had significant continuing involvement in the delivery of future royalty payments to DRI and other existing obligations under the Provention APA.
On April 27, 2023, the Company entered into an agreement (the Tripartite Agreement) with DRI and a subsidiary of Sanofi S.A. (Sanofi), whereby the Company consented to the sale of DRI’s Royalty Interest and related milestone payment obligations to Sanofi. The Tripartite Agreement eliminated the Company’s obligation to deliver payments to DRI related to the Royalty Interest and removed all of the Company’s other obligations under the Royalty Purchase Agreement. The Royalty Interest will be paid directly to Sanofi by Provention. As a result, the Company’s royalty rights are only for the Retained Interest. This change in rights and obligations resulted in a change in the terms of the liability related to future royalties which was evaluated by the Company in accordance with ASC 470-50, Debt — Modifications and Extinguishments. The Company concluded that the execution of the Tripartite Agreement resulted in a modification to the liability related to future royalties. The Company determined that the terms of the new liability related to the single-digit future royalties and the original liability related to future royalties were substantially different as the Company no longer receives payments for the Royalty Interest and therefore has a significantly reduced liability to make payments in accordance with the Royalty Purchase Agreement. The new liability related to future royalties was determined to be de minimis. As a result, the Company recorded $100.9 million within other income on the statement of operations and comprehensive income (loss) during the three months ended June 30, 2023. There was no modification to the Company's Retained Interest in the Tripartite Agreement.
Changes to the liability related to future royalties were as follows for the six months ended June 30, 2023 (in thousands):

Liability related to future royalties - beginning balance	$—
Proceeds from sale of future royalties	100,000
Deferred transaction costs	(344)
Royalty revenue payable to DRI	(156)
Interest expense recognized	1,430
Gain on royalty monetization arrangement	(100,930)
Liability related to future royalties - ending balance	$—

7. Stockholders' Equity
In November 2020, the Company entered into a sales agreement (Sales Agreement) with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. The Company sold 3,622,186 shares of common stock resulting in net proceeds of approximately $98.2 million through December 31, 2021 under the Sales Agreement. In April 2021, the Company entered into Amendment No. 1 to the Sales Agreement which increased the amount of the Company’s common stock that can be sold by the Company through its agent under the ATM Offering, from an aggregate offering price of up to $100.0 million to an aggregate offering price of up to $300.0 million. In March 2023, the Company terminated the Sales Agreement and entered into a new sales agreement with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an ATM Offering. During the six months ended June 30, 2023, the Company sold 95,000 shares of common stock at a weighted average price per share of $6.60, resulting in net proceeds of approximately $0.6 million, net of offering expenses.

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
Under the terms of the Incyte License Agreement, as amended, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization by Incyte in multiple indications, the Company could receive up to a total of $435.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. From the inception of the Incyte License Agreement through June 30, 2023, the Company has recognized $115.0 million in development milestones under the Incyte License Agreement, including $15.0 million received following the FDA approval of ZYNYZ. The Company is also eligible to receive tiered royalties of 15% to 24% on global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) at inception and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2018 through June 30, 2023, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $115.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab. Therefore, the associated consideration was added to the estimated transaction price and was recognized as revenue.

The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. The Company recognized the $15.0 million ZYNYZ approval milestone as revenue under the Incyte License Agreement during the six months ended June 30, 2023. No revenue was recognized under the Incyte License Agreement during the three and six months ended June 30, 2022.
Incyte Clinical Supply Agreement
In 2018, the Company entered into an agreement with Incyte, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated the Incyte Clinical Supply Agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the three months ended June 30, 2023 and 2022, the Company recognized revenue of $0.1 million and $0.2 million, respectively, for services performed under the Incyte Clinical Supply Agreement. During the six months ended June 30, 2023 and 2022, the Company recognized revenue of $1.4 million and $0.5 million, respectively, for services performed under the Incyte Clinical Supply Agreement.
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
During the three and six months ended June 30, 2023, the Company recorded revenue of $0.2 million and $0.6 million, respectively, related to the Gilead Agreement. As of June 30, 2023, $59.2 million in revenue was deferred under this agreement, $2.2 million of which was current and $57.0 million of which was non-current. As of December 31, 2022, $59.8 million in revenue was deferred under this agreement, $1.8 million of which was current and $58.0 million of which was non-current.
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
Under the terms of the 2018 Zai Lab Agreement, Zai Lab paid the Company an upfront payment of $25.0 million ($22.5 million after netting value-added tax withholdings of $2.5 million). Assuming successful development and commercialization of margetuximab, tebotelimab and the TRIDENT molecule, the Company could receive up to $140.0 million in development and regulatory milestones, of which the Company has earned $9.0 million through June 30, 2023. In addition, Zai Lab would pay the Company tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of tebotelimab in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.
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
The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2020 through June 30, 2023, it became probable that a significant reversal of cumulative revenue would not occur for development and regulatory milestones totaling $9.0 million. Therefore, the associated consideration, $8.1 million net of value-added tax withholdings, was added to the estimated transaction price and was recognized as revenue. During the three and six months ended June 30, 2023, no revenue was recognized under the 2018 Zai Lab Agreement. During the three and six months ended June 30, 2022, the Company recognized revenue of $0.4 million and $5.4 million, respectively, under the 2018 Zai Lab Agreement.
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
Revenue related to the Lead Program license and related research and development services performance obligation was recognized over time as the research and development activities were performed. The Company utilized a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. The Company recognized revenue allocated to the other programs at a point in time upon transfer of the licenses to Zai Lab in 2021. During the three and six months ended June 30, 2023, no revenue was recognized under the 2021 Zai Lab Agreement. During the three and six months ended June 30, 2022, the Company recognized revenue of $14.7 million and $15.0 million, respectively, under the 2021 Zai Lab Agreement.
Provention Bio, Inc.
In 2018, the Company entered into a license agreement with Provention pursuant to which the Company granted Provention exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a CD32B x CD79B DART molecule being developed for the treatment of autoimmune indications (Provention License Agreement). As partial consideration for the Provention License Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-3279, the Company will be eligible to receive up to $65.0 million in development and regulatory milestones and up to $225.0 million in commercial milestones. As of June 30, 2023, the Company has not recognized any milestone revenue under this agreement. If commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to the Company, and by the Company in the event that Provention challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.
Also, in 2018, the Company entered into the Provention APA pursuant to which Provention acquired the Company’s interest in teplizumab (renamed PRV-031), a monoclonal antibody being developed for the treatment of type 1 diabetes. As partial consideration for the Provention APA, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. Under the Provention APA, Provention is obligated to pay the Company contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory milestones. In addition, Provention is obligated to make contingent milestone payments to the Company totaling $225.0 million upon the achievement of certain commercial milestones as well as single-digit royalties on net sales of the product. In March 2023, the Company entered into a Royalty Purchase Agreement with DRI; see Note 6, Royalty Monetization Arrangement, for additional information. The FDA approved the BLA for TZIELD in November 2022, and the Company recognized $60.0 million in revenue related to this regulatory milestone during the year ended December 31, 2022. In November 2022, the Company and Provention amended the Provention APA. Under this amendment, the milestone for first approval was split into four equal payments, all of which were received prior to June 30, 2023. Provention has also agreed to pay third-party obligations, including low single-digit royalties of which a portion is creditable against royalties payable to the Company, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements Provention assumed pursuant to the Provention APA. Further, Provention is required to pay the Company a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by Provention to a third party.
The Company evaluated the Provention License Agreement and Provention APA under the provisions of ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: (i) the license of MGD010 and (ii) the title to teplizumab. The Company determined that the transaction price of the Provention agreements was $6.1 million, based on the Black-Scholes valuation of the warrants to purchase a total of 2,432,688 shares of Provention's common stock. The transaction price was allocated to each performance obligation based on the number of shares of common stock the Company is entitled to purchase under each warrant. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such were excluded from the initial transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, therefore they have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. The Company recognized revenue of $6.1 million when it satisfied its performance obligations under the agreements and transferred the MGD010 license and teplizumab assets to Provention in 2018. In 2019, the Company exercised the warrants on a cashless basis, and subsequently sold all the shares of Provention common stock acquired through the exercise. No shares of Provention stock were held subsequent to the sale of stock in 2019. During the year ended December 31, 2022, it became probable that a significant reversal of cumulative revenue would not occur for a regulatory milestone of $60.0 million, therefore the associated consideration was added to the estimated transaction price and was recognized as revenue.
On April 27, 2023, Sanofi completed its acquisition of Provention, which had been announced on March 12, 2023. Concurrently on April 27, 2023, the Company entered into a Tripartite Agreement, as discussed in Note 6, Royalty Monetization Arrangement. Also on April 27, 2023, the Company and a subsidiary of Sanofi entered into a Side Letter Agreement which specified certain post-closing covenants and also accelerated certain payments due to the Company under the Provention APA upon the closing of the merger between Sanofi and Provention. The Company evaluated the Side Letter Agreement as a contract modification under the provisions of ASC 606. As a result, during the three and six months ended June 30, 2023, the Company recognized $5.5 million related to other consideration under the Provention APA and Side Letter Agreement. During the six months ended June 30, 2023, the Company recognized $0.3 million in royalty revenue under the Provention APA based on sales of TZIELD.
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
Under the terms of the I-Mab License Agreement, I-Mab paid the Company an upfront payment of $15.0 million, and $5.0 million of milestone revenue has been earned from the inception of the I-Mab License Agreement through June 30, 2023.
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
    Revenue under the I-Mab License Agreement was recognized using a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, was the best measure of progress towards satisfying the performance obligations. During the three and six months ended June 30, 2023, the Company recognized no revenue under the I-Mab License Agreement. During the three and six months ended June 30, 2022, the Company recognized revenue of $0.6 million and $0.7 million, respectively, under the I-Mab License Agreement.
I-Mab Clinical Supply Agreement

In October 2021, the Company entered into an agreement under which the Company is to perform development and manufacturing services for I-Mab’s clinical needs of enoblituzumab (I-Mab Clinical Supply Agreement). The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of enoblituzumab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price will be recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the three and six months ended June 30, 2023, the Company recognized no revenue under the I-Mab Clinical Supply Agreement. During the three and six months ended June 30, 2022, the Company recognized revenue of $0.3 million and $1.1 million, respectively, for research and development activities performed under the I-Mab Clinical Supply Agreement.
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
During the three months ended June 30, 2023 and 2022, the Company recognized revenue of $1.6 million and $4.0 million, respectively, under the Incyte Manufacturing and Clinical Supply Agreement. During the six months ended June 30, 2023 and 2022 the Company recognized revenue of $5.2 million and $4.0 million, respectively, under the Incyte Manufacturing and Clinical Supply Agreement. As of June 30, 2023, $9.0 million in revenue was deferred under this agreement, $7.5 million of which was current and $1.5 million of which was non-current.
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
Since the inception of the NIAID Contract, NIAID has exercised the two options contemplated in the original contract and executed modifications such that the total funded contract value as of June 30, 2023 is $25.1 million. In addition, the most recent modification changed the period of performance under the NIAID Contract to end in September 2024. During each of the three months ended June 30, 2023 and 2022, the Company recognized revenue under the NIAID Contract of $0.5 million. During the six months ended June 30, 2023 and 2022, the Company recognized revenue under the NIAID Contract of $0.7 million and $0.9 million, respectively.

9. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (IRC), and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the six months ended June 30, 2023, 48,280 shares of common stock were purchased under the 2016 ESPP.
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
In October 2013, the Company implemented the 2013 Plan. The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards. In May 2023, the 2013 Plan was terminated, and no further awards may be issued under the plan. If an option granted under the 2013 Plan expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares will become available for issuance under the 2023 Equity Incentive Plan (2023 Plan).
The 2023 Plan was effective as of stockholder approval in May 2023. The 2023 Plan provides for grants of stock options and other stock-based awards, as well as cash-based performance awards. Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed 4,850,000 shares. If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards.
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,199	$2,658	$4,661	$5,050
Selling, general and administrative	2,192	2,642	4,563	5,524
Total stock-based compensation expense	$4,391	$5,300	$9,224	$10,574
Employee stock options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended June 30,
	2023	2022
Expected dividend yield	0%	0%
Expected volatility	94.4% -94.9%	87.8% - 89.7%
Risk-free interest rate	3.5% - 3.9%	1.4% - 3.6%
Expected term	5.88 years	5.95 years
The following table summarizes stock option activity during the six months ended June 30, 2023:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	10,098,929	$18.58	6.5
Granted	3,177,827	4.91
Exercised	(14,990)	2.37
Forfeited	(198,435)	10.05
Expired	(202,720)	21.58
Outstanding, June 30, 2023	12,860,611	$15.30	6.9	$2,093
As of June 30, 2023:
Exercisable	7,295,883	$20.48	5.3	342
Vested and expected to vest	11,839,534	$15.81	6.7	1,819
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 and 2022 was $3.78 and $6.96, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2023 was de minimis and the total intrinsic value of options exercised during the six months ended June 30, 2022 was approximately $0.5 million. The total cash received for options exercised during the six months ended June 30, 2023 was de minimis and the total cash received for options exercised during the six months ended June 30, 2022 was $0.3 million. The total fair value of shares vested in the six months ended June 30, 2023 and 2022 was approximately $3.5 million and $9.4 million, respectively. As of June 30, 2023, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $26.2 million, which the Company expects to recognize over a weighted-average period of approximately 1.4 years.
Restricted Stock Units
The Company awards restricted stock units (RSUs) to employees. RSUs are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSUs is recognized and amortized on a straight-line basis over the requisite service period of the award.
The following table summarizes RSU activity during the six months ended June 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	415,084	$8.83
Granted	696,635	4.54
Vested	(68,716)	11.00
Forfeited	(44,921)	6.94
Outstanding, June 30, 2023	998,082	5.74

At June 30, 2023, there was $3.4 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 1.4 years.

10. In-licensing arrangement
In January 2022, the Company entered into a non-exclusive license agreement with Synaffix B.V. (Synaffix) to develop, manufacture and commercialize up to three antibody-drug conjugate targets using Synaffix’s proprietary technology. The Company made an upfront payment to Synaffix upon contract execution. In March 2023, the Company and Synaffix amended the agreement, adding four additional targets. Assuming all seven targets are successfully developed and commercialized, the Company would be obligated to pay up to $2.8 billion for development, regulatory and sales milestones. Finally, pursuant to the terms of this license agreement, as amended, upon commencement of commercial sales of any products developed from these targets, the Company would be required to pay Synaffix tiered royalties in the low‑single digit percentages on net sales of the respective products. The Company may terminate this agreement at any time with 30 days’ notice to Synaffix. Amounts paid to Synaffix under this agreement are recorded as research and development expense in the consolidated statement of operations. No expense was incurred under this agreement during the three months ended June 30, 2023 or 2022. The Company incurred $1.7 million and $1.0 million in expense under this agreement during the six months ended June 30, 2023 and 2022, respectively.

11 . Net Income (Loss) Per Share
Basic income (loss) per common share is determined by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants and RSUs. 12,561,277 and 12,236,505 stock options and RSUs (common stock equivalents) were excluded from the calculation of diluted income per share for the three and six months ended June 30, 2023, respectively, because their inclusion would have been anti-dilutive.

Basic and diluted income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) used for calculation of basic and diluted EPS	$57,469	$(41,304)	$19,460	$(107,747)

Denominator:
Weighted average shares outstanding, basic	61,880,096	61,384,943	61,845,151	61,354,721
Effect of dilutive securities:
Stock options and restricted stock units	381,550	—	185,559	—
Weighted average shares outstanding, diluted	62,261,646	61,384,943	62,030,710	61,354,721

Net income (loss) per share, basic	$0.93	$(0.67)	$0.31	$(1.76)
Net income (loss) per share, diluted	$0.92	$(0.67)	$0.31	$(1.76)

12. Subsequent Event
On July 28, 2023, Sanofi reported that the PROTECT placebo-controlled study investigating TZIELD in patients with newly diagnosed stage 3 Type 1 diabetes met its primary endpoint, having demonstrated preservation of beta cell function. This positive study outcome triggered payment of a $50.0 million milestone to the Company by Sanofi, pursuant to a March 2023 agreement originally between the Company and DRI, the royalty interest and milestone payment obligations of which were sold to a subsidiary of Sanofi in April 2023.

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

Overview
We are a biopharmaceutical company focused on developing, manufacturing and commercializing innovative antibody-based therapeutics for the treatment of cancer. We have a pipeline of product candidates being evaluated in clinical trials sponsored by us or our collaborators in addition to several molecules in preclinical development. Our clinical product candidates include multiple oncology programs, many of which were created using our proprietary, antibody-based technology platforms. We believe our product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. To date, three products originating from our pipeline of proprietary or partnered product candidates have received U,S. Food and Drug Administration (FDA) approval. In March 2021, we and our commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. In November 2022, the FDA approved TZIELD™ (teplizumab-mzwv) to delay the onset of Stage 3 Type 1 Diabetes (T1D) in adult and pediatric patients aged 8 years and older with Stage 2 T1D. Teplizumab was acquired from us by Provention Bio, Inc. (Provention) in 2018, pursuant to an asset purchase agreement. In March 2023, the FDA approved ZYNYZ™ (retifanlimab-dlwr), a humanized monoclonal antibody targeting programmed death receptor-1 (PD-1). Retifanlimab was previously developed by us and licensed to Incyte Corporation (Incyte) pursuant to an exclusive global collaboration and license agreement in October 2017.
Our operations to date have concentrated on developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, operating manufacturing facilities, business planning and raising capital. We only began generating revenues from the sale of products in 2021. We have financed our operations primarily through the public and private offerings of our securities, collaborations with other biopharmaceutical companies, and government grants and contracts. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2023, combined with anticipated and potential collaboration payments, product revenue, contract manufacturing revenue, and royalties, should enable us to fund our operations into 2026. Our expected funding requirements reflect anticipated expenditures related to the Phase 2 TAMARACK clinical trial of vobramitamab duocarmazine (vobra duo) in metastatic castration-resistant prostate cancer (mCRPC), our Phase 2 study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.
Through June 30, 2023, we had an accumulated deficit of $1.1 billion. We expect that over the next several years this deficit will increase as we continue to incur research and development expense in connection with our ongoing activities and several clinical studies.
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

Collaborations

We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte. We have an exclusive global collaboration and license agreement with Incyte for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Under this agreement, as amended, Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. We received an upfront payment of $150.0 million and milestone payments totaling $115.0 million from Incyte through June 30, 2023, including $15.0 million upon the FDA approval of ZYNYZ (retifanlimab-dlwr) in March 2023. We are eligible to receive an additional $320.0 million in development and regulatory milestones and $330.0 million in commercial milestones. We are also eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement) and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
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
Under the terms of the 2018 Zai Lab Agreement, Zai Lab paid us an upfront payment of $25.0 million less foreign withholding tax of $2.5 million. Assuming successful development and commercialization of margetuximab, tebotelimab and the TRIDENT molecule, we could receive up to $140.0 million in development and regulatory milestones, of which we have earned $9.0 million through June 30, 2023. In addition, Zai Lab would pay us tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of tebotelimab in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.

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
•Provention. In 2018, we entered into an asset purchase agreement (Provention APA) pursuant to which Provention acquired our interest in teplizumab. Under the Provention APA, if Provention successfully develops, obtains regulatory approval for, and commercializes teplizumab, we will be eligible to receive up to $170.0 million in regulatory milestones, and up to $225.0 million in commercial milestones. In November 2022, the FDA approved TZIELD (teplizumab-mzwv) to delay the onset of Stage 3 T1D in adult and pediatric patients aged 8 years and older with Stage 2 T1D, and we recognized $60.0 million in milestone revenue during the year ended December 31, 2022. In November 2022 we and Provention amended the Provention APA. Under the amended Provention APA, the $60.0 million milestone for a first approval was split into four $15 million payments, all of which were received prior to June 30, 2023. Under the Provention APA we are also eligible to receive single-digit royalties on net sales of TZIELD. Provention has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to us, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements Provention assumed pursuant to the Provention APA. Further, Provention is required to pay us a low double-digit percentage of certain consideration to the extent it is received in connection with a grant of rights by Provention to a third party.
In March 2023, we sold our single-digit royalty interest in TZIELD (Royalty Interest) to a wholly-owned subsidiary of DRI Healthcare Trust (DRI) and received a $100.0 million payment from DRI. We retain our other economic interests related to TZIELD, including future potential regulatory and commercial milestones. We retain the right to receive a 50% share of the royalty on global net sales above a certain annual threshold (Retained Interest). In addition, we are eligible to receive up to $50.0 million upon the occurrence of pre-specified events tied to the advancement of TZIELD for the treatment of newly diagnosed T1D and are also eligible to receive an additional $50.0 million if TZIELD achieves a certain level of net sales. In April 2023, we entered into an agreement (the Tripartite Agreement) with DRI and a subsidiary of Sanofi S.A. (Sanofi), whereby we consented to the sale of DRI’s Royalty Interest and the related milestone payment obligations to Sanofi. The Royalty Interest will be paid directly to Sanofi by Provention, therefore we no longer have any obligation to pay DRI. There was no modification to our Retained Interest in the Tripartite Agreement.

Critical Accounting Estimates
Our critical accounting estimates are policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting estimates is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022. The following accounting policies and estimates were deemed critical during the six months ended June 30, 2023:

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
Upon changes in facts and circumstances, for example as a result of a modification to the existing agreements, we re-evaluate our rights and obligations and account for the change in accordance with the respective accounting guidance.

Results of Operations
Revenue
The following represents a comparison of our revenue for the three and six months ended June 30, 2023 and 2022 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Collaborative and other agreements	$6.0	$16.8	$(10.8)	(64)%	$22.7	$23.9	$(1.2)	(5)%
Product sales, net	5.0	4.7	0.3	6%	8.6	8.3	0.3	4%
Contract manufacturing	1.6	4.0	(2.4)	(60)%	5.2	4.0	1.2	30%
Royalty revenue	—	—	—	N/A	0.4	—	0.4	N/A
Government agreements	0.5	0.5	—	—%	0.7	0.9	(0.2)	(22)%
Total revenue	$13.1	$26.0	$(12.9)	(51)%	$37.6	$37.1	$0.5	1%

The decrease in revenue of $12.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to:
•a decrease of $14.7 million in revenue recognized under the 2021 Zai Lab Agreement; and
•a decrease of $2.4 million recognized under the Incyte Manufacturing and Clinical Supply Agreement.
These decreases were partially offset by an increase of $5.5 million in revenue recognized under the Provention APA.
The increase in revenue of $0.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to:
•recognition of $15.0 million in milestone payments under the Incyte License Agreement during the six months ended June 30, 2023;
•an increase of $5.5 million in revenue recognized under the Provention APA; and
•an increase of $1.2 million recognized under the Incyte Manufacturing and Clinical Supply Agreement.
These increases were partially offset by:

•a decrease of $15.0 million in revenue recognized under the 2021 Zai Lab Agreement;
•a decrease of $5.4 million in revenue recognized under the 2018 Zai Lab Agreement; and
•a decrease of $1.1 million in revenue recognized under the I-Mab Clinical Supply Agreement.
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
Cost of Manufacturing Services
Cost of manufacturing services consists of the costs to provide manufacturing services to produce certain Incyte bulk drug substance under the Incyte Manufacturing and Clinical Supply Agreement. We expect cost of manufacturing services to vary from period to period based on the agreed-upon manufacturing schedule.
Research and Development Expense
The following represents a comparison of our research and development expense for the three and six months ended June 30, 2023 and 2022 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Vobramitamab duocarmazine	$12.3	$11.0	$1.3	12%	$21.5	$27.5	$(6.0)	(22)%
Antibody-drug conjugates (ADCs) (a)	8.2	3.5	4.7	134%	17.3	6.6	10.7	162%
Lorigerlimab	7.8	4.7	3.1	66%	15.4	9.7	5.7	59%
Margetuximab	4.3	7.6	(3.3)	(43)%	9.5	15.8	(6.3)	(40)%
Next-generation T-cell engagers (a)	3.1	3.7	(0.6)	(16)%	6.0	7.7	(1.7)	(22)%
Tebotelimab	2.0	3.2	(1.2)	(38)%	4.6	7.4	(2.8)	(38)%
MGD024	1.9	2.8	(0.9)	(32)%	3.4	4.1	(0.7)	(17)%
IMGC936	0.8	2.4	(1.6)	(67)%	1.6	4.8	(3.2)	(67)%
Enoblituzumab	0.7	3.8	(3.1)	(82)%	2.3	8.7	(6.4)	(74)%
DART molecules under HIV government contract	0.7	0.9	(0.2)	(22)%	1.2	1.8	(0.6)	(33)%
Flotetuzumab	0.5	4.2	(3.7)	(88)%	2.7	9.3	(6.6)	(71)%
Retifanlimab	0.2	0.2	—	—%	0.5	1.7	(1.2)	(71)%
Other programs (a)	0.7	3.7	(3.0)	(81)%	3.1	8.1	(5.0)	(62)%
Total research and development expense	$43.2	$51.7	$(8.5)	(16)%	$89.1	$113.2	$(24.1)	(21)%
(a) Includes research and discovery projects, as well as early preclinical molecules and molecules not advanced to clinical development.
Our research and development expense for the three months ended June 30, 2023 decreased by $8.5 million compared to the three months ended June 30, 2022 primarily due to:
•decreased development and clinical trial costs related to flotetuzumab due to discontinued development of this molecule;
•decreased development and clinical trial costs related to margetuximab, including expenses under the 2018 Zai Lab Agreement;

•decreased development, manufacturing and clinical trial costs related to enoblituzumab;
•decreased development costs related to other programs;
•decreased clinical trial costs related to IMGC936; and
•decreased development, manufacturing and clinical trial costs related to tebotelimab.
These decreases were partially offset by:
•increased development of non-disclosed ADC Investigational New Drug candidates;
•increased clinical trial costs related to lorigerlimab; and
•increased vobra duo clinical trial costs.
Our research and development expense for the six months ended June 30, 2023 decreased by $24.1 million compared to the six months ended June 30, 2022 primarily due to:
•    decreased development and clinical trial costs related to flotetuzumab due to discontinued development of this molecule;
•decreased development, manufacturing and clinical trial costs related to enoblituzumab;
•decreased development and clinical trial costs related to margetuximab, including expenses under the 2018 Zai Lab Agreement;
•decreased manufacturing related costs for vobra duo; and
•decreased development costs related to other programs.
These decreases were partially offset by:
•    increased development of non-disclosed ADC Investigational New Drug candidates; and
•    increased clinical trial costs related to lorigerlimab.
There are uncertainties associated with our research and development expenses for future quarters which are impacted by multiple variables, including timing of wind down activities for recently closed studies and current and expected expenditures associated with our ongoing clinical studies.
Selling, General and Administrative Expense
Selling, general and administrative expenses were relatively unchanged for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and decreased by $2.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to decreased MARGENZA-related selling expenses.

Gain on Royalty Monetization Arrangement
During the three and six months ended June 30, 2023, we entered into the Tripartite Agreement with DRI and Sanofi, whereby we consented to the sale of DRI’s Royalty Interest and the related milestone payment obligations to Sanofi. The execution of the Tripartite Agreement resulted in a modification to the liability related to future royalties, and we recognized a $100.9 million gain on royalty monetization arrangement.

Liquidity and Capital Resources
Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(14.9)	$(106.9)
Investing activities	(85.4)	4.6
Financing activities	100.2	0.3
Net change in cash and cash equivalents	$(0.1)	$(102.0)
Operating Activities
Net cash used in operating activities consists of our net loss adjusted for non-cash items such as depreciation and amortization expense, stock-based compensation, gain on royalty monetization arrangement and changes in working capital. Net cash used in operating activities for the six months ended June 30, 2023 benefited from $15.0 million in milestones received from Incyte under the Incyte License Agreement and $50.5 million received from Provention under the Provention APA. Net cash used in operating activities for the six months ended June 30, 2022 benefited from the $12.3 million received from Incyte under the Incyte Manufacturing and Clinical Supply Agreement and a $5.0 million milestone received under the 2018 Zai Lab Agreement.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2023 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities. Net cash provided by investing activities during the six months ended June 30, 2022 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 includes net cash proceeds from our Royalty Purchase Agreement with DRI of $99.7 million.
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
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings, revenue from our multiple collaboration agreements, and contracts and grants from the National Institute of Allergy and Infectious Diseases. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2023 combined with anticipated and potential collaboration payments, product revenue, contract manufacturing revenue, and royalties, should enable us to fund our operations into 2026. Our expected funding requirements reflect anticipated expenditures related to the Phase 2 TAMARACK clinical trial of vobra duo in mCRPC, our Phase 2 study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.

Material Cash Requirements
During the six months ended June 30, 2023, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Under SEC rules and regulations, because we are considered to be a “smaller reporting company," we are not required to provide the information required by this item in this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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
Dated: August 9, 2023