Form 10-Q
period 2023-09-30
MACROGENICS INC
filed 2023-11-06
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2023, 62,029,447 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at September 30, 2023 (unaudited) and December 31, 2022

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and September 30, 2022 (unaudited)

Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2023 and September 30, 2022 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,898	$108,884
Marketable securities	166,534	45,462
Accounts receivable	25,311	56,222
Inventory, net	1,066	1,451
Prepaid expenses and other current assets	8,510	10,161
Total current assets	291,319	222,180
Property, equipment and software, net	22,634	29,575
Operating lease right-of-use assets	24,632	27,335
Other non current assets	1,387	1,378
Total assets	$339,972	$280,468

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,303	$4,899
Accrued expenses and other current liabilities	25,478	28,998
Deferred revenue	18,584	9,988
Lease liabilities	3,926	4,726
Total current liabilities	51,291	48,611
Deferred revenue, net of current portion	64,260	59,480
Lease liabilities, net of current portion	30,183	30,106
Other non current liabilities	258	258
Total liabilities	145,992	138,455
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 62,028,904 and 61,701,467 shares outstanding at September 30, 2023 and December 31, 2022, respectively	620	617
Additional paid-in capital	1,250,074	1,235,095
Accumulated other comprehensive income (loss)	(34)	(5)
Accumulated deficit	(1,056,680)	(1,093,694)
Total stockholders' equity	193,980	142,013
Total liabilities and stockholders' equity	$339,972	$280,468

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Collaborative and other agreements	$885	$35,674	$23,593	$59,630
Product sales, net	4,695	4,371	13,247	12,623
Contract manufacturing	4,462	1,142	9,664	5,134
Royalty revenue	10	—	431	—
Government agreements	345	547	1,094	1,455
Total revenues	10,397	41,734	48,029	78,842
Costs and expenses:
Cost of product sales	85	3,007	456	3,235
Cost of manufacturing services	3,274	136	7,603	2,358
Research and development	30,131	48,191	119,232	161,372
Selling, general and administrative	12,409	15,355	39,628	45,277
Total costs and expenses	45,899	66,689	166,919	212,242
Loss from operations	(35,502)	(24,955)	(118,890)	(133,401)
Gain on royalty monetization arrangement	50,000	—	150,930	—
Interest and other income	3,056	142	6,404	841
Interest expense	—	—	(1,430)	—
Net income (loss)	17,554	(24,813)	37,014	(132,560)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	38	213	(30)	(52)
Comprehensive income (loss)	$17,592	$(24,600)	$36,984	$(132,612)

Net income (loss) per common share:
Basic	$0.28	$(0.40)	$0.60	$(2.16)
Diluted	$0.28	$(0.40)	$0.60	$(2.16)
Weighted average common shares outstanding:
Basic	61,980,680	61,459,831	61,890,824	61,390,143
Diluted	62,244,602	61,459,831	62,090,343	61,390,143

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	61,701,467	$617	$1,235,095	$(1,093,694)	$(5)	$142,013
Share-based compensation	—	—	4,788	—	—	4,788
Issuance of common stock, net of offering costs	95,000	1	616	—	—	617
Stock plan related activity	42,098	—	(154)	—	—	(154)
Unrealized gain on investments	—	—	—	—	13	13
Net loss	—	—	—	(38,009)	—	(38,009)
Balance, March 31, 2023	61,838,565	618	1,240,345	(1,131,703)	8	109,268
Share-based compensation	—	—	4,436	—	—	4,436
Issuance of common stock	36,135	—	235	—	—	235
Stock plan related activity	63,793	1	215	—	—	216
Unrealized loss on investments	—	—	—	—	(80)	(80)
Net income	—	—	—	57,469	—	57,469
Balance, June 30, 2023	61,938,493	619	1,245,231	(1,074,234)	(72)	171,544
Share-based compensation	—	—	4,746	—	—	4,746
Issuance of common stock	36,135	—	187	—	—	187
Stock plan related activity	54,276	1	(90)	—	—	(89)
Unrealized gain on investments	—	—	—	—	38	38
Net income	—	—	—	17,554	—	17,554
Balance, September 30, 2023	62,028,904	$620	$1,250,074	$(1,056,680)	$(34)	$193,980

See notes to consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	61,307,428	$613	$1,213,002	$(973,936)	$(61)	$239,618
Share-based compensation	—	—	5,224	—	—	5,224
Stock plan related activity	25,646	—	37	—	—	37
Unrealized loss on investments	—	—	—	—	(222)	(222)
Net loss	—	—	—	(66,443)	—	(66,443)
Balance, March 31, 2022	61,333,074	613	1,218,263	(1,040,379)	(283)	178,214
Share-based compensation	—	—	5,350	—	—	5,350
Stock plan related activity	125,716	2	262	—	—	264
Unrealized loss on investments	—	—	—	—	(43)	(43)
Net loss	—	—	—	(41,304)	—	(41,304)
Balance, June 30, 2022	61,458,790	615	1,223,875	(1,081,683)	(326)	142,481
Share-based compensation	—	—	5,077	—	—	5,077
Stock plan related activity	3,399	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	213	213
Net loss	—	—	—	(24,813)	—	(24,813)
Balance, September 30, 2022	61,462,189	$615	$1,228,952	$(1,106,496)	$(113)	$122,958

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$37,014	$(132,560)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	7,745	8,634
Amortization of premiums and discounts on marketable securities	(3,276)	740
Stock-based compensation	14,014	15,697
Gain on royalty monetization arrangement	(150,930)	—
Non-cash interest expense	1,430	—
Non-cash lease expense	2,703	2,468
Other non-cash items	423	2,882
Loss on disposal of assets	111	—
Changes in operating assets and liabilities:
Accounts receivable	30,911	(3,452)
Inventory	385	419
Prepaid expenses and other current assets	1,651	11,898
Other non current assets	(7)	—
Accounts payable	(1,607)	(10,897)
Accrued expenses and other current liabilities	(3,388)	(184)
Lease liabilities	(723)	(3,447)
Deferred revenue	13,376	(8,477)
Net cash used in operating activities	(50,168)	(116,279)
Cash flows from investing activities
Purchases of marketable securities	(217,216)	(75,457)
Proceeds from sale and maturities of marketable securities	99,390	155,190
Purchases of property, equipment and software	(1,144)	(3,230)
Proceeds from sales of equipment	64	—
Net cash provided by (used in) investing activities	(118,906)	76,503
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	616	—
Proceeds from stock option exercises and ESPP purchases	279	314
Taxes paid related to net share settlement of equity awards	(306)	(14)
Principal payments on royalty monetization arrangement	(156)	—
Net proceeds from sale of future royalties	149,655	—
Net cash provided by financing activities	150,088	300
Net change in cash and cash equivalents	(18,986)	(39,476)
Cash and cash equivalents at beginning of period	108,884	123,469
Cash and cash equivalents at end of period	$89,898	$83,993

Supplemental Cash Flow Information
Property, equipment and software included in accounts payable or accruals	$166	$295

See notes to consolidated financial statements.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Nature of Operations
Description of the business
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on developing, manufacturing and commercializing innovative antibody-based therapeutics designed to modulate the human immune response for the treatment of cancer. The Company has a pipeline of product candidates being evaluated in clinical trials sponsored by MacroGenics or its collaborators. These product candidates include multiple oncology programs, some of which were created primarily using the Company’s proprietary, antibody-based technology platforms. The Company believes its product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. To date, three products originating from our pipeline of proprietary or partnered product candidates have received U.S. Food and Drug Administration (FDA) approval. In March 2021, the Company and its commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. In November 2022, the FDA approved TZIELD® (teplizumab-mzwv) to delay the onset of Stage 3 Type 1 Diabetes (T1D) in adult and pediatric patients aged 8 years and older with Stage 2 T1D. Teplizumab was acquired from the Company by Provention Bio, Inc. (Provention) in May 2018, pursuant to an asset purchase agreement. In March 2023, the FDA approved ZYNYZ™ (retifanlimab-dlwr), a humanized monoclonal antibody targeting programmed death receptor-1 (PD-1). Retifanlimab was previously developed by the Company and licensed to Incyte Corporation (Incyte) pursuant to an exclusive global collaboration and license agreement in October 2017.
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
As a biotechnology company, the Company has primarily funded its operations with proceeds from the sale of its common stock in equity offerings and revenue from its multiple collaboration agreements. Management regularly reviews the Company’s available liquidity relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital. The Company plans to meet its future operating requirements by generating revenue from current and future strategic collaborations or other arrangements, product sales and royalties. The Company anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support its product development activities. If the Company is unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate one or more of its product research and development programs or clinical studies, reduce other operating expenses, and/or downsize its organization. Based on the Company’s most recent cash flow forecast, the Company believes its current resources are sufficient to fund its operating plans for a minimum of twelve months from the date that this Quarterly Report on Form 10-Q was filed.
Similar to the other risk factors pertinent to the Company's business, geopolitical tensions and related global slowdown of economic activity, decades-high inflation, rising interest rates, adverse events involving financial institutions or the financial services industry and a potential recession in the United States might unfavorably impact the Company's ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to these uncertainties, the Company will continue to evaluate the nature and extent of the impact of these uncertainties on its business and financial position.

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
2. Summary of Significant Accounting Policies
During the nine months ended September 30, 2023, the Company adopted the following significant accounting policies in addition to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at September 30, 2023
	Total	Level 1	Level 2
Assets:
Money market funds	$51,137	$51,137	$—
U.S. Treasury securities	26,038	26,038	—
Government-sponsored enterprises	83,695	—	83,695
Corporate debt securities	56,801	—	56,801
Total assets measured at fair value(a)	$217,671	$77,175	$140,496

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2
Assets:
Money market funds	$41,564	$41,564	$—
Government-sponsored enterprises	32,811	—	32,811
Corporate debt securities	17,626	—	17,626
Total assets measured at fair value(b)	$92,001	$41,564	$50,437
(a) Total assets measured at fair value at September 30, 2023 includes approximately $51.1 million reported in cash and cash equivalents on the consolidated balance sheet.
(b) Total assets measured at fair value at December 31, 2022 includes approximately $46.5 million reported in cash and cash equivalents on the consolidated balance sheet.

4. Marketable Securities
The following tables summarize the Company's marketable debt securities (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$26,050	$—	$(12)	$26,038
Government-sponsored enterprises	83,671	40	(16)	83,695
Corporate debt securities	56,847	—	(46)	56,801
Total	$166,568	$40	$(74)	$166,534

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$32,812	$5	$(7)	$32,810
Corporate debt securities	12,655	1	(4)	12,652
Total	$45,467	$6	$(11)	$45,462

All available-for-sale marketable debt securities held as of September 30, 2023 and December 31, 2022 had contractual maturities of less than one year. All of the Company's available-for-sale marketable debt securities in an unrealized loss position as of September 30, 2023 and December 31, 2022 were in a loss position for less than twelve months. Unrealized losses on available-for-sale debt securities as of September 30, 2023 and December 31, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for any periods presented. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
5. Inventory, Net
All of the Company's inventory relates to the manufacturing of MARGENZA. The following table sets forth the Company's net inventory (in thousands):

	September 30, 2023	December 31, 2022
Work in process	$—	$409
Finished goods	1,066	1,042
Total inventory, net	$1,066	$1,451

Prior to FDA approval of MARGENZA in December 2020, the cost of materials and expenses associated with the manufacturing of MARGENZA were recorded as research and development expense. Subsequent to FDA approval, the Company began capitalizing inventory costs related to the manufacture of MARGENZA. The inventory balance as of September 30, 2023 and December 31, 2022 is net of a reserve of $4.9 million for unsaleable inventory. These reserves are reflected in cost of product sales during the period they are recorded.
6. Royalty Monetization Arrangement
In March 2023, the Company entered into a Purchase and Sale Agreement (Royalty Purchase Agreement) with DRI Healthcare Acquisitions LP (DRI), a wholly owned subsidiary of DRI Healthcare Trust, for the sale to DRI of the Company’s single-digit royalty interest on global net sales of TZIELD (teplizumab-mzwv) under the Company’s Asset Purchase Agreement dated May 7, 2018, as amended (the Provention APA), with Provention. The Company retained its other economic interests related to TZIELD under the Provention APA, including future potential development, regulatory, and commercial milestones.

Under the terms of the Royalty Purchase Agreement, the Company received $100.0 million from DRI for its single-digit royalty interest on global net sales of TZIELD under the Provention APA (the Royalty Interest). Additionally, the Company has the right to receive a 50% share of the royalty on global net sales above a certain annual threshold (the Retained Interest). In addition, the Company was eligible to receive up to $50.0 million upon the occurrence of pre-specified events tied to the advancement of TZIELD for the treatment of newly diagnosed type 1 diabetes. This milestone was achieved in July 2023 as described below. The Company is also eligible to receive an additional $50.0 million milestone if TZIELD achieves a certain level of net sales (Sales Milestone Payment).
The $100.0 million proceeds received from DRI for the Royalty Interest were recorded as a liability related to future royalties, net of transaction costs of $0.3 million, which was to be amortized over the term of the arrangement using the effective interest rate method. At inception, the Company accounted for the Royalty Purchase Agreement as a financing arrangement because the Company had significant continuing involvement in the delivery of future royalty payments to DRI and other existing obligations under the Provention APA.
In April 2023, the Company entered into an agreement (the Tripartite Agreement) with DRI and a subsidiary of Sanofi S.A. (Sanofi), whereby the Company consented to the sale of DRI’s Royalty Interest and related milestone payment obligations to Sanofi. The Tripartite Agreement eliminated the Company’s obligation to deliver payments to DRI related to the Royalty Interest and removed all of the Company’s other obligations under the Royalty Purchase Agreement. The Royalty Interest will be paid directly to Sanofi by Provention. As a result, the Company’s royalty rights are only for the Retained Interest. This change in rights and obligations resulted in a change in the terms of the liability related to future royalties which was evaluated by the Company in accordance with ASC 470-50, Debt — Modifications and Extinguishments. The Company concluded that the execution of the Tripartite Agreement resulted in a modification to the liability related to future royalties. The Company determined that the terms of the new liability related to the single-digit future royalties and the original liability related to future royalties were substantially different as the Company no longer receives payments for the Royalty Interest and therefore has a significantly reduced liability to make payments in accordance with the Royalty Purchase Agreement. The new liability related to future royalties was determined to be de minimis. As a result, the Company recorded $100.9 million within other income on the statement of operations and comprehensive income (loss) during the three months ended June 30, 2023. There was no modification to the Company's Retained Interest in the Tripartite Agreement.
In July 2023, Sanofi reported achievement of the primary endpoint milestone event related to the $50.0 million milestone noted above. Given that the Company has no continuing obligation to pay the Royalty Interest to Sanofi, the Company recorded this milestone within other income on the statement of operations and comprehensive income (loss) during the three months ended September 30, 2023. Also in September 2023, the Company and Sanofi executed Amendment No. 2 to the Provention APA to incorporate the Sales Milestone Payment obligation from the Royalty Purchase Agreement into the Provention APA. In addition, the Company and Sanofi terminated the Royalty Purchase Agreement, which did not result in a material impact to the financial statements given the fair value of the liability related to future royalties was de minimis.
Changes to the liability related to future royalties were as follows for the nine months ended September 30, 2023 (in thousands):

Liability related to future royalties - beginning balance	$—
Proceeds from sale of future royalties	150,000
Deferred transaction costs	(344)
Royalty revenue payable to DRI	(156)
Interest expense recognized	1,430
Gain on royalty monetization arrangement	(150,930)
Liability related to future royalties - ending balance	$—

7. Stockholders' Equity
In November 2020, the Company entered into a sales agreement (Sales Agreement) with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. The Company sold 3,622,186 shares of common stock resulting in net proceeds of approximately $98.2 million through December 31, 2021 under the Sales Agreement. In April 2021, the Company entered into Amendment No. 1 to the Sales Agreement which increased the amount of the Company’s common stock that can be sold by the Company through its agent under the ATM Offering, from an aggregate offering price of up to $100.0 million to an aggregate offering price of up to $300.0 million. In March 2023, the Company terminated the Sales Agreement and entered into a new sales agreement with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an ATM Offering. During the nine months ended September 30, 2023, the Company sold 95,000 shares of common stock at a weighted average price per share of $6.60, resulting in net proceeds of approximately $0.6 million, net of offering expenses.

8. Revenue
Collaborative and Other Agreements
Incyte Corporation
Incyte License Agreement
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte , which was amended in March 2018, April 2022 and July 2022, for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017. MacroGenics will manufacture a portion of Incyte’s global commercial supply of retifanlimab. In March 2023, the FDA approved Incyte's Biologics License Application (BLA) for ZYNYZ (retifanlimab-dlwr) for the treatment of adults with metastatic or recurrent locally advanced Merkel cell carcinoma. Incyte has stated it is pursuing development of retifanlimab in potentially registration-enabling studies, including in patients with squamous cell carcinoma of the anal canal, MSI-high endometrial cancer and non-small cell lung cancer. Incyte is also pursuing development of retifanlimab in combination with multiple product candidates from its pipeline.
Under the terms of the Incyte License Agreement, as amended, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization by Incyte in multiple indications, the Company could receive up to a total of $435.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. From the inception of the Incyte License Agreement through September 30, 2023, the Company has recognized $115.0 million in development milestones under the Incyte License Agreement, including $15.0 million received following the FDA approval of ZYNYZ. The Company is also eligible to receive tiered royalties of 15% to 24% on global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) at inception and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2018 through September 30, 2023, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $115.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab. Therefore, the associated consideration was added to the estimated transaction price and was recognized as revenue.

The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. The Company recognized the $15.0 million ZYNYZ approval milestone as revenue under the Incyte License Agreement during the nine months ended September 30, 2023. $30.0 million in revenue was recognized under the Incyte License Agreement during the three and nine months ended September 30, 2022.
Incyte Clinical Supply Agreement
In 2018, the Company entered into an agreement with Incyte, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated the Incyte Clinical Supply Agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the three months ended September 30, 2023 and 2022, the Company recognized revenue of $0.2 million and $0.1 million, respectively, for services performed under the Incyte Clinical Supply Agreement. During the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $1.7 million and $0.6 million, respectively, for services performed under the Incyte Clinical Supply Agreement.
Gilead Sciences, Inc
In October 2022, the Company and Gilead Sciences, Inc. (Gilead) entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024, an investigational, bispecific antibody that binds CD123 and CD3, and create bispecific cancer antibodies using the Company’s DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the agreement, the Company will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license under the Company’s intellectual property to develop and commercialize MGD024 and other bispecific antibodies of MacroGenics that bind CD123 and CD3 (CD123 Option). The agreement also grants Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by the Company and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). Gilead nominated the first of the two research programs in September 2023.
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
In accordance with ASC 606, the Company determined that the initial transaction price under the Gilead Agreement was $60.0 million, consisting of the upfront, non-refundable payment paid by Gilead. The CD123 Option and Research Program Option payments are excluded from the initial transaction price at contract inception along with any future development, regulatory, and commercial milestone payments (including royalties) following the CD123 Option and Research Program Option exercise. The Company reassesses the amount of variable consideration included in the transaction price every reporting period. The Company allocated the $60.0 million upfront payment in the transaction price to the Development Activities and the CD123 Option based on each performance obligation’s relative standalone selling price. The standalone selling price for the Development Activities was calculated using an expected cost-plus margin approach for the pre-option development timeline. For the standalone selling price of the CD123 Option, the Company utilized an income-based approach which included the following key assumptions: post-option development timeline and costs, forecasted revenues, discount rates and probabilities of technical and regulatory success.
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
During the three and nine months ended September 30, 2023, the Company recorded revenue of $0.4 million and $1.0 million, respectively, related to the Gilead Agreement. As of September 30, 2023, $58.9 million in revenue was deferred under this agreement, $2.2 million of which was current and $56.7 million of which was non-current. As of December 31, 2022, $59.8 million in revenue was deferred under this agreement, $1.8 million of which was current and $58.0 million of which was non-current.
During the three months ended September 30, 2023, the Company and Gilead executed a Letter Agreement through which Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program), the Company granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which the Company will provide research and development services. Gilead paid the Company a $15.7 million nomination fee, which was received by the Company in October 2023. The Company evaluated the Letter Agreement under the terms of ASC 606, and concluded that it is a modification to the Gilead Agreement that results in a separate contract since the modification is for additional goods and services that are distinct and at standalone selling price. The Company determined that the license and the related research and development activities were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the Company determined that these should be combined into a single performance obligation. Gilead also has the exclusive option to pay the Company $10.0 million to obtain a license to exploit the research molecule and research product with respect to the First Research Program. The Company determined that this exclusive option does not provide a material right, as there is no discount on its standalone selling price.
In accordance with ASC 606, the Company determined that the initial transaction price for the First Research Program agreement was $15.7 million, consisting of the non-refundable payment paid by Gilead. The Company is recognizing revenue over the estimated period to complete the services using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the research and development services.
During the three and nine months ended September 30, 2023, the Company recorded revenue of $0.1 million related to the First Research Program. As of September 30, 2023, $15.6 million in revenue was deferred under this agreement, $10.0 million of which was current and $5.6 million of which was non-current.
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
Under the terms of the 2018 Zai Lab Agreement, Zai Lab paid the Company an upfront payment of $25.0 million ($22.5 million after netting value-added tax withholdings of $2.5 million). Assuming successful development and commercialization of margetuximab, tebotelimab and the TRIDENT molecule, the Company could receive up to $140.0 million in development and regulatory milestones, of which the Company has earned and received $9.0 million through September 30, 2023. In addition, Zai Lab would pay the Company tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of tebotelimab in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.
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
The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2020 through September 30, 2023, it became probable that a significant reversal of cumulative revenue would not occur for development and regulatory milestones totaling $9.0 million. Therefore, the associated consideration, $8.1 million net of value-added tax withholdings, was added to the estimated transaction price and was recognized as revenue. No revenue was recognized under the 2018 Zai Lab Agreement during the three and nine months ended September 30, 2023. During the three months ended September 30, 2022, no revenue was recognized, and during the nine months ended September 30, 2022, the Company recognized revenue of $4.9 million under the 2018 Zai Lab Agreement.
2021 Zai Lab Agreement

In June 2021, the Company entered into a collaboration and license agreement with Zai Lab US LLC (collectively with Zai Lab Limited referred herein as Zai Lab) involving collaboration programs and license-only programs (collectively, the Programs) encompassing four separate immuno-oncology molecules (2021 Zai Lab Agreement). In August 2022, the Company and Zai Lab agreed to discontinue research and development of the Lead Program. In August 2023, the parties mutually agreed to terminate the 2021 Zai Lab Agreement.
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
The Company evaluated the 2021 Zai Lab Agreement under the provisions of ASC 606 and identified four performance obligations included in the 2021 Zai Lab Agreement.The Company concluded that the estimated transaction price was $40.4 million, consisting of the $25.0 million upfront payment, the $10.4 million premium related to the purchase of the Company’s common stock, and the $5.0 million estimated reimbursement by Zai Lab for research and development activities for the Lead Program. The transaction price of $40.4 million was then allocated to the four performance obligations based on their relative standalone selling price. The standalone selling price of the performance obligations was not directly observable; therefore, the Company estimated the standalone selling price using an adjusted market assessment approach, representing the amount that the Company believed a market participant was willing to pay for the product or service. The estimate was based on consideration of observable inputs, such as values of other preclinical collaboration arrangements adjusted for the Company’s estimate of the probability of success for each Program.
Revenue related to the Lead Program license and related research and development services performance obligation was recognized over time as the research and development activities were performed. The Company utilized a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occured over this time period and, in management’s judgment, was the best measure of progress towards satisfying the performance obligations. The Company recognized revenue allocated to the other programs at a point in time upon transfer of the licenses to Zai Lab in 2021. During the three and nine months ended September 30, 2023, no revenue was recognized under the 2021 Zai Lab Agreement. During the three and nine months ended September 30, 2022, the Company recognized revenue of $1.8 million and $16.8 million, respectively, under the 2021 Zai Lab Agreement.
Provention Bio, Inc.
In 2018, the Company entered into a license agreement with Provention pursuant to which the Company granted Provention exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a CD32B x CD79B DART molecule being developed for the treatment of autoimmune indications (Provention License Agreement). As partial consideration for the Provention License Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-3279, the Company will be eligible to receive up to $65.0 million in development and regulatory milestones and up to $225.0 million in commercial milestones. As of September 30, 2023, the Company has not recognized any milestone revenue under this agreement. If commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to the Company, and by the Company in the event that Provention challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.
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
On April 27, 2023, Sanofi completed its acquisition of Provention. Concurrently on April 27, 2023, the Company entered into a Tripartite Agreement, as discussed in Note 6, Royalty Monetization Arrangement. Also on April 27, 2023, the Company and a subsidiary of Sanofi entered into a Side Letter Agreement which specified certain post-closing covenants and also accelerated certain payments due to the Company under the Provention APA upon the closing of the merger between Sanofi and Provention. The Company evaluated the Side Letter Agreement as a contract modification under the provisions of ASC 606. As a result, during the nine months ended September 30, 2023, the Company recognized $5.5 million related to other consideration under the Provention APA and Side Letter Agreement. During the nine months ended September 30, 2023, the Company recognized $0.3 million in royalty revenue under the Provention APA based on sales of TZIELD.

As discussed in Note 6, in September 2023, the Company and Sanofi executed Amendment No. 2 to the Provention APA and terminated the Royalty Purchase Agreement with DRI. As a result, the remaining $50.0 million milestone under the Royalty Purchase Agreement was incorporated into the Provention APA. The Company evaluated the amendment as a contract modification under the provisions of ASC 606 which did not result in any revenue being recognized during the three or nine months ended September 30, 2023.
I-Mab Biopharma
I-Mab License Agreement

In 2019, the Company entered into a collaboration and license agreement with I-Mab Biopharma (I-Mab) to develop and commercialize enoblituzumab, an immune-optimized, anti-B7-H3 monoclonal antibody that incorporates the Company's proprietary Fc Optimization technology platform (I-Mab License Agreement). I-Mab obtained regional development and commercialization rights in mainland China, Hong Kong, Macau and Taiwan (I-Mab's territory), lead clinical development of enoblituzumab in its territories, and will participate in global studies conducted by the Company. The I-Mab License Agreement was terminated effective as of February 25, 2023.
Under the terms of the I-Mab License Agreement, I-Mab paid the Company an upfront payment of $15.0 million, and $5.0 million of milestone revenue has been earned from the inception of the I-Mab License Agreement through termination of the agreement.
The Company evaluated the I-Mab License Agreement under the provisions of ASC 606 and identified a single performance obligation. The Company determined that the $15.0 million upfront payment from I-Mab constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement for the license and related research and development activities. The Company reassessed the transaction price as it became probable that a significant reversal of cumulative revenue would not occur for a $5.0 million milestone ($4.5 million after netting a one-time credit as described above) related to development progress of enoblituzumab, therefore the associated consideration was added to the estimated transaction price and was recognized as revenue during 2021.
    Revenue under the I-Mab License Agreement was recognized using a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurs over this time period and, in management’s judgment, was the best measure of progress towards satisfying the performance obligations. During the three and nine months ended September 30, 2023, the Company recognized no revenue under the I-Mab License Agreement. During the three and nine months ended September 30, 2022, the Company recognized revenue of $3.8 million and $4.5 million, respectively, under the I-Mab License Agreement.

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
During the three months ended September 30, 2023 and 2022, the Company recognized revenue of $4.5 million and $1.1 million, respectively, under the Incyte Manufacturing and Clinical Supply Agreement. During the nine months ended September 30, 2023 and 2022 the Company recognized revenue of $9.6 million and $5.1 million, respectively, under the Incyte Manufacturing and Clinical Supply Agreement. As of September 30, 2023, $7.0 million in revenue was deferred under this agreement, $6.4 million of which was current and $0.6 million of which was non-current.
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
Since the inception of the NIAID Contract, NIAID has exercised the two options contemplated in the original contract and executed modifications such that the total funded contract value as of September 30, 2023 is $25.1 million. In addition, the most recent modification changed the period of performance under the NIAID Contract to end in September 2024. During the three months ended September 30, 2023 and 2022, the Company recognized revenue under the NIAID Contract of $0.3 million and $0.5 million, respectively . During the nine months ended September 30, 2023 and 2022, the Company recognized revenue under the NIAID Contract of $1.1 million and $1.5 million, respectively.

9. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (IRC), and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the nine months ended September 30, 2023, 48,280 shares of common stock were purchased under the 2016 ESPP.
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
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,335	$2,571	$6,996	$7,621
Selling, general and administrative	2,455	2,552	7,018	8,076
Total stock-based compensation expense	$4,790	$5,123	$14,014	$15,697
Employee stock options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Nine Months Ended September 30,
	2023	2022
Expected dividend yield	0%	0%
Expected volatility	76.1% -94.9%	87.8% - 90.8%
Risk-free interest rate	3.5% - 4.4%	1.4% - 3.6%
Expected term	5.88 years	5.95 years

The following table summarizes stock option activity during the nine months ended September 30, 2023:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	10,098,929	$18.58	6.5
Granted	3,267,727	4.91
Exercised	(26,146)	3.34
Forfeited	(293,161)	9.78
Expired	(367,054)	19.77
Outstanding, September 30, 2023	12,680,295	15.26	6.7	$301
As of September 30, 2023:
Exercisable	7,836,655	19.50	5.4	186
Vested and expected to vest	11,733,021	15.75	6.5	278
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $3.78 and $6.89, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $0.1 million and $0.5 million, respectively. The total cash received for options exercised during the nine months ended September 30, 2023 and 2022 was $0.1 million and $0.3 million, respectively. The total fair value of shares vested in the nine months ended September 30, 2023 and 2022 was approximately $13.6 million and $15.1 million, respectively. As of September 30, 2023, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $22.6 million, which the Company expects to recognize over a weighted-average period of approximately 1.3 years.
Restricted Stock Units
The Company awards restricted stock units (RSUs) to employees. RSUs are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSUs is recognized and amortized on a straight-line basis over the requisite service period of the award.
The following table summarizes RSU activity during the nine months ended September 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	415,084	$8.83
Granted	696,635	4.84
Vested	(135,396)	8.32
Forfeited	(68,046)	7.53
Outstanding, September 30, 2023	908,277	5.95

At September 30, 2023, there was $2.9 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 1.3 years.

10. In-licensing arrangement
In January 2022, the Company entered into a non-exclusive license agreement with Synaffix B.V., a Lonza company, (Synaffix) to develop, manufacture and commercialize up to three antibody-drug conjugate targets using Synaffix’s proprietary technology. The Company made an upfront payment to Synaffix upon contract execution. In March 2023, the Company and Synaffix amended the agreement, adding four additional targets. Assuming all seven targets are successfully developed and commercialized, the Company would be obligated to pay up to $2.8 billion for development, regulatory and sales milestones. Finally, pursuant to the terms of this license agreement, as amended, upon commencement of commercial sales of any products developed from these targets, the Company would be required to pay Synaffix tiered royalties in the low‑single digit percentages on net sales of the respective products. The Company may terminate this agreement at any time with 30 days’ notice to Synaffix. Amounts paid to Synaffix under this agreement are recorded as research and development expense in the consolidated statement of operations. No expense was incurred under this agreement during the three months ended September 30, 2023 or 2022. The Company incurred $1.7 million and $1.0 million in expense under this agreement during the nine months ended September 30, 2023 and 2022, respectively.

11 . Net Income (Loss) Per Share
Basic income (loss) per common share is determined by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants and RSUs. 12,607,056 and 12,514,638 stock options and RSUs (common stock equivalents) were excluded from the calculation of diluted income per share for the three and nine months ended September 30, 2023, respectively, because their inclusion would have been anti-dilutive.

Basic and diluted income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) used for calculation of basic and diluted EPS	$17,554	$(24,813)	$37,014	$(132,560)

Denominator:
Weighted average shares outstanding, basic	61,980,680	61,459,831	61,890,824	61,390,143
Effect of dilutive securities:
Stock options and restricted stock units	263,922	—	199,519	—
Weighted average shares outstanding, diluted	62,244,602	61,459,831	62,090,343	61,390,143

Net income (loss) per share, basic	$0.28	$(0.40)	$0.60	$(2.16)
Net income (loss) per share, diluted	$0.28	$(0.40)	$0.60	$(2.16)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
We are a biopharmaceutical company focused on developing, manufacturing and commercializing innovative antibody-based therapeutics for the treatment of cancer. We have a pipeline of product candidates being evaluated in clinical trials sponsored by us or our collaborators in addition to several molecules in preclinical development. Our clinical product candidates include multiple oncology programs, many of which were created using our proprietary, antibody-based technology platforms. We believe our product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. To date, three products originating from our pipeline of proprietary or partnered product candidates have received U.S. Food and Drug Administration (FDA) approval. In March 2021, we and our commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. In November 2022, the FDA approved TZIELD® (teplizumab-mzwv) to delay the onset of Stage 3 Type 1 Diabetes (T1D) in adult and pediatric patients aged 8 years and older with Stage 2 T1D. Teplizumab was acquired from us by Provention Bio, Inc. (Provention) in 2018, pursuant to an asset purchase agreement. In March 2023, the FDA approved ZYNYZ™ (retifanlimab-dlwr), a humanized monoclonal antibody targeting programmed death receptor-1 (PD-1). Retifanlimab was previously developed by us and licensed to Incyte Corporation (Incyte) pursuant to an exclusive global collaboration and license agreement in October 2017.
Our operations to date have concentrated on developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, operating manufacturing facilities, business planning and raising capital. We only began generating revenues from the sale of products in 2021. We have financed our operations primarily through the public and private offerings of our securities and collaborations with other biopharmaceutical companies. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of September 30, 2023, combined with anticipated and potential collaboration payments, product revenue, contract manufacturing revenue, and royalties, should enable us to fund our operations into 2026. Our expected funding requirements reflect anticipated expenditures related to the Phase 2 TAMARACK clinical trial of vobramitamab duocarmazine (vobra duo) in metastatic castration-resistant prostate cancer (mCRPC), our Phase 2 LORIKEET study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.
Through September 30, 2023, we had an accumulated deficit of $1.1 billion. We expect that over the next several years this deficit will increase as we continue to incur research and development expense in connection with our ongoing activities and several clinical studies.
Macroeconomic Conditions
The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including adverse events involving financial institutions or the financial services industry, inflation and rising interest rates and geopolitical upheaval (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. Prolonged uncertainty with respect to Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Collaborations

We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte. We have an exclusive global collaboration and license agreement with Incyte for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Under this agreement, as amended, Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. We received an upfront payment of $150.0 million and milestone payments totaling $115.0 million from Incyte through September 30, 2023, including $15.0 million upon the FDA approval of ZYNYZ (retifanlimab-dlwr) in March 2023. We are eligible to receive an additional $320.0 million in development and regulatory milestones and $330.0 million in commercial milestones. We are also eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement) and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
•Gilead. In October 2022, we and Gilead Sciences, Inc. (Gilead) entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024 and create bispecific cancer antibodies using our DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the Gilead Agreement, we will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license to develop and commercialize MGD024 and other bispecific antibodies of ours that bind CD123 and CD3 (CD123 Option). The agreement also grants Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by us and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). As part of the Gilead Agreement, Gilead paid us a non-refundable upfront payment of $60.0 million and we will be eligible to receive up to $1.7 billion in target nomination, option fees, and development, regulatory and commercial milestones, assuming Gilead exercises the CD123 Option and Research Program Option, successfully develops and commercializes MGD024 or other CD123 products developed under the agreement, and products result from the two additional research programs. Assuming exercise of the CD123 Option, we will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs. In September 2023, Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program), we granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which we will provide research and development services. Gilead paid us a $15.7 million nomination fee, which we received in October 2023.
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
Under the terms of the 2018 Zai Lab Agreement, Zai Lab paid us an upfront payment of $25.0 million less foreign withholding tax of $2.5 million. Assuming successful development and commercialization of margetuximab, tebotelimab and the TRIDENT molecule, we could receive up to $140.0 million in development and regulatory milestones, of which we have earned and received $9.0 million through September 30, 2023. In addition, Zai Lab would pay us tiered royalties at percentage rates of mid-teens to 20% for net sales of margetuximab in Zai Lab’s territory, mid-teens for net sales of tebotelimab in Zai Lab’s territory and 10% for net sales of the TRIDENT molecule in Zai Lab’s territory, which may be subject to adjustment in specified circumstances.
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
In March 2023, we sold our single-digit royalty interest in TZIELD (Royalty Interest) to a wholly-owned subsidiary of DRI Healthcare Trust (DRI) and received a $100.0 million payment from DRI under a Royalty Purchase Agreement. We retain our other economic interests related to TZIELD, including future potential regulatory and commercial milestones. We retain the right to receive a 50% share of the royalty on global net sales above a certain annual threshold (Retained Interest). In addition, we received $50.0 million upon the occurrence of the primary endpoint milestone event in September 2023, and we are also eligible to receive an additional $50.0 million if TZIELD achieves a certain level of net sales (the Sales Milestone Payment). In April 2023, we entered into an agreement (the Tripartite Agreement) with DRI and a subsidiary of Sanofi S.A. (Sanofi), whereby we consented to the sale of DRI’s Royalty Interest and the related milestone payment obligations to Sanofi. The Tripartite Agreement eliminated our obligation to deliver payments to DRI related to the Royalty Interest and removed all of our other obligations under the Royalty Purchase Agreement. The Royalty Interest will be paid directly to Sanofi by Provention, therefore we no longer have any obligation to pay DRI. There was no modification to our Retained Interest in the Tripartite Agreement.
In September 2023, we and Sanofi executed Amendment No. 2 to the Provention APA to incorporate the Sales Milestone Payment obligation from the Royalty Purchase Agreement into the Provention APA and terminated the Royalty Purchase Agreement. As a result, the remaining $50.0 million Sales Milestone Payment under the Royalty Purchase Agreement was incorporated into the Provention APA.

Critical Accounting Estimates
Our critical accounting estimates are policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting estimates is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022. The following accounting policies and estimates were deemed critical during the nine months ended September 30, 2023:

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

Results of Operations
Revenue
The following represents a comparison of our revenue for the three and nine months ended September 30, 2023 and 2022 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Collaborative and other agreements	$0.9	$35.7	$(34.8)	(98)%	$23.6	$59.6	$(36.0)	(60)%
Product sales, net	4.7	4.4	0.3	7%	13.2	12.6	0.6	5%
Contract manufacturing	4.5	1.1	3.4	309%	9.7	5.1	4.6	90%
Royalty revenue	*	—	—	N/A	0.4	—	0.4	N/A
Government agreements	0.3	0.5	(0.2)	(40)%	1.1	1.5	(0.4)	(27)%
Total revenue	$10.4	$41.7	$(31.3)	(76)%	$48.0	$78.8	$(30.8)	(39)%
* Represents revenue of less then $0.1 million.
The decrease in revenue of $31.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to:
•recognition of $30.0 million in milestone payments under the Incyte License Agreement during the three months ended September 30, 2022;
•a decrease of $3.8 million in revenue recognized under the I-Mab License Agreement; and
•a decrease of $1.8 million in revenue recognized under the 2021 Zai Lab Agreement.
These decreases were partially offset by an increase of $3.3 million in revenue recognized under the Incyte Manufacturing and Clinical Supply Agreement.
The decrease in revenue of $30.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to:
•a decrease of $16.8 million in revenue recognized under the 2021 Zai Lab Agreement;
•a decrease of $15.0 million in milestone payments under the Incyte License Agreement;
•a decrease of $4.9 million in revenue recognized under the 2018 Zai Lab Agreement;
•a decrease of $4.5 million in revenue recognized under the I-Mab License Agreement; and
•a decrease of $1.4 million in revenue recognized under the I-Mab Clinical Supply Agreement.
These decreases were partially offset by:
•an increase of $5.5 million in revenue recognized under the Provention APA;
•an increase of $4.5 million in revenue recognized under the Incyte Manufacturing and Clinical Supply Agreement;
•an increase of $1.1 million in revenue recognized under the Gilead Agreement; and
•an increase of $1.1 million in revenue recognized under the Incyte Clinical Supply Agreement.
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
Research and Development Expense
The following represents a comparison of our research and development expense for the three and nine months ended September 30, 2023 and 2022 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Antibody-drug conjugates (ADCs) (a)	$7.9	$6.3	$1.6	25%	$25.2	$13.0	$12.2	94%
Vobramitamab duocarmazine	6.5	10.1	(3.6)	(36)%	28.0	37.6	(9.6)	(26)%
Lorigerlimab	6.2	4.9	1.3	27%	21.6	14.6	7.0	48%
Margetuximab	3.3	6.9	(3.6)	(52)%	12.9	22.6	(9.7)	(43)%
Next-generation T-cell engagers (b)	2.1	1.2	0.9	75%	8.1	13.2	(5.1)	(39)%
MGD024	1.2	2.1	(0.9)	(43)%	4.6	6.1	(1.5)	(25)%
IMGC936	0.8	1.4	(0.6)	(43)%	2.4	6.2	(3.8)	(61)%
Tebotelimab	0.7	1.9	(1.2)	(63)%	5.3	9.3	(4.0)	(43)%
DART molecules under HIV government contract	0.5	1.8	(1.3)	(72)%	1.7	3.6	(1.9)	(53)%
Retifanlimab	0.2	0.2	—	—%	0.7	1.9	(1.2)	(63)%
Enoblituzumab	0.1	3.7	(3.6)	(97)%	2.3	12.5	(10.2)	(82)%
Flotetuzumab	—	1.5	(1.5)	(100)%	2.7	10.8	(8.1)	(75)%
Other programs (b)	0.6	6.2	(5.6)	(90)%	3.7	10.0	(6.3)	(63)%
Total research and development expense	$30.1	$48.2	$(18.1)	(38)%	$119.2	$161.4	$(42.2)	(26)%
(a) Includes MGC026 and other preclinical ADCs.
(b) Includes research and discovery projects, as well as early preclinical molecules and molecules not advanced to clinical development.
Our research and development expense for the three months ended September 30, 2023 decreased by $18.1 million compared to the three months ended September 30, 2022 primarily due to:
•decreased development and clinical trial costs related to margetuximab, including expenses under the 2018 Zai Lab Agreement;
•decreased development, manufacturing and clinical trial costs related to enoblituzumab;
•decreased development and vobra duo clinical trial costs;
•decreased development and clinical trial costs related to flotetuzumab due to discontinued development of this molecule;
•decreased development, manufacturing and clinical trial costs related to tebotelimab; and
•decreased development costs related to other programs;.
These decreases were partially offset by:

•increased research and development costs related to preclinical ADC product candidates; and
•increased clinical trial costs related to lorigerlimab.
Our research and development expense for the nine months ended September 30, 2023 decreased by $42.2 million compared to the nine months ended September 30, 2022 primarily due to:
•    decreased development, manufacturing and clinical trial costs related to enoblituzumab;
•decreased development and clinical trial costs related to margetuximab, including expenses under the 2018 Zai Lab Agreement;
•decreased manufacturing related costs for vobra duo;
•decreased development and clinical trial costs related to flotetuzumab due to discontinued development of this molecule;
•decreased research and development costs related to next-generation T-cell engagers under the discontinued 2021 Zai Lab Agreement lead program;
•decreased development, manufacturing and clinical trial costs related to tebotelimab;
•decreased development costs related to other programs.
These decreases were partially offset by:
•    increased research and development costs related to preclinical ADC product candidates; and
•    increased clinical trial costs related to lorigerlimab.
There are uncertainties associated with our research and development expenses for future quarters which are impacted by multiple variables, including timing of wind down activities for recently closed studies and current and expected expenditures associated with our ongoing clinical studies.
Selling, General and Administrative Expense
Selling, general and administrative expenses decreased by $3.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and decreased by $5.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to decreased MARGENZA-related selling expenses.

Gain on Royalty Monetization Arrangement
In April 2023, we entered into the Tripartite Agreement with DRI and Sanofi, whereby we consented to the sale of DRI’s Royalty Interest and the related milestone payment obligations to Sanofi. The execution of the Tripartite Agreement resulted in a modification to the liability related to future royalties, and we recognized a $100.9 million gain on royalty monetization arrangement. In July 2023, Sanofi reported achievement of the primary endpoint milestone event related to a $50.0 million milestone, which resulted in an additional $50.0 million gain on royalty monetization arrangement. In September 2023, we amended the Provention APA and terminated the Royalty Purchase Agreement with DRI. See Note 6, Royalty Monetization Arrangement, of the Notes to Consolidated Financial Statements, for additional information.

Liquidity and Capital Resources
Cash Flows
The following table represents a summary of our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(50.2)	$(116.3)
Investing activities	(118.9)	76.5
Financing activities	150.1	0.3
Net change in cash and cash equivalents	$(19.0)	$(39.5)
Operating Activities
Net cash used in operating activities consists of our net loss adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation, gain on royalty monetization arrangement which is classified as a financing activity, and changes in working capital. Net cash used in operating activities for the nine months ended September 30, 2023 benefited from $15.0 million in milestones received from Incyte under the Incyte License Agreement. Net cash used in operating activities for the nine months ended September 30, 2022 benefited from $30.0 million in milestones received from Incyte under the Incyte License Agreement, $12.3 million received from Incyte under the Incyte Manufacturing and Clinical Supply Agreement and $4.5 million (after netting value-added tax withholding) in milestones received under the 2018 Zai Lab Agreement.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2023 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities. Net cash provided by investing activities during the nine months ended September 30, 2022 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 includes net cash proceeds from our Royalty Purchase Agreement with DRI of $149.7 million.
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
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings and revenue from our multiple collaboration agreements. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of September 30, 2023 combined with anticipated and potential collaboration payments, product revenue, contract manufacturing revenue, and royalties, should enable us to fund our operations into 2026. Our expected funding requirements reflect anticipated expenditures related to the Phase 2 TAMARACK clinical trial of vobra duo in mCRPC, our Phase 2 study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.

Material Cash Requirements
During the nine months ended September 30, 2023, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Under SEC rules and regulations, because we are considered to be a “smaller reporting company," we are not required to provide the information required by this item in this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “ Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 6.	Exhibits

10.1+	Amendment No. 2 to the Asset Purchase Agreement by and between the Company and Provention Bio, Inc., dated September 19, 2023

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

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
Dated: November 6, 2023