Form 10-K
period 2023-12-31
MACROGENICS INC
filed 2024-03-07
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐ No   ☑

The aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $322.5 million based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant's common stock outstanding on March 1, 2024 was 62,432,013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MacroGenics, Inc.'s definitive proxy statement for the 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

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
•• the compromise of our or our third parties’ information technology systems and resultant costs, disruptions in our operations or related impact on our reputation;
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

Overview
We are a biopharmaceutical company focused on discovering, developing, manufacturing and commercializing innovative antibody-based therapeutics for the treatment of cancer. We have a pipeline of product candidates designed to target either various tumor-associated antigens or immune checkpoint molecules. These candidates are being evaluated in clinical trials sponsored by us or our collaborators or are in preclinical development. Our clinical product candidates include multiple oncology programs which have either been created using our proprietary, antibody-based technology platforms or enabled through our technology licensing arrangements with other companies. We believe our product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. To date, three products originating from our pipeline of proprietary or partnered product candidates have received U.S. Food and Drug Administration (FDA) approval.
Our lead pipeline program is vobramitamab duocarmazine (vobra duo), an antibody-drug conjugate (ADC) that targets B7-H3, a molecule in the B7 family of immune regulator proteins that is widely expressed by several different tumor types. In addition, we are developing MGC026, a B7-H3-based ADC that delivers a different cytotoxic payload than that of vobra duo. Beyond these two B7-H3-targeted ADCs, we have historically pursued development of enoblituzumab, an Fc-optimized monoclonal antibody (mAb) that also targets B7-H3. Enoblituzumab is currently being studied in an investigator-sponsored trial.
Beyond our B7-H3-targeted product candidates, our pipeline includes molecules that target programmed cell death protein 1 (PD-1), a protein that is important in the regulation of the immune system’s response to cancer. Our clinical pipeline includes two product candidates based on our proprietary, bispecific DART technology that co-engage both PD-1 and other checkpoint inhibitor molecules. These candidates include lorigerlimab, which targets PD-1 and CTLA-4, or cytotoxic T-lymphocyte-associated protein 4, and tebotelimab, which targets PD-1 and LAG-3, or lymphocyte-activation gene 3.
In addition, we are developing MGD024, a next-generation bispecific DART molecule that engages CD3 on immune effector cells to kill CD123-expressing cancer cells in certain hematological malignancies, including acute myeloid leukemia (AML), in collaboration with a partner. We are developing several preclinical molecules as well, including MGC028, an ADC that targets ADAM9, a cell surface protein over-expressed in several solid tumor types.
We and our partners are developing or commercializing product candidates for which we retain certain economic rights. These include two products approved by the FDA: ZYNYZ® (retifanlimab-dlwr), an anti-PD-1 mAb that we out-licensed; and TZIELD® (teplizumab-mzwv), an anti-CD3 mAb that we sold to a partner.
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
Finally, in addition to manufacturing antibody-based products and product candidates in our commercial-scale facility for our own needs, we provide outsourced contract development and manufacturing services to a small number of companies, including collaboration partners.
We have created our product candidates based on the following antibody-based technologies:
•ADC platforms, which we have licensed from collaboration partners to leverage third-party proprietary linker payloads, and which link mAbs that specifically target cancer cells with cytotoxins that are designed to trigger cancer cell death.
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
◦Next-Generation T-Cell Engagers. We have extensive experience applying our proprietary multi-specific DART and TRIDENT® platforms to develop molecules that redirect T-cell activation and killing which: (1) recognize and bind to structures expressed on a cancer cell, (2) recruit all types of cytotoxic, or cell killing, T cells, irrespective of their ability to recognize cancer cells, and (3) trigger T-cell activation, expansion, and cell-killing mechanisms to destroy a cancer cell. MacroGenics’ next-generation T-cell engagers incorporate a CD3 component that is designed to minimize cytokine-release syndrome (CRS), a potentially life-threatening toxicity, while increasing the magnitude of antitumor activity with a longer half-life to permit intermittent dosing.
•Fc Optimization platform, which introduces certain mutations into the Fc domain of a mAb to modulate antibody interaction with immune effector cells to enhance the killing of cancer cells.
Our continued strategy is to be a fully-integrated biotechnology company leading in the discovery, development, manufacturing and commercialization of antibody-based biologics for the treatment of patients with cancer.
Our Pipeline of Oncology Product Candidates for Which We Retain Commercial Rights
The table below depicts the status of our diverse portfolio of oncology product candidates for which we retain commercialization or other important rights in the U.S. or more broadly:
(a)    The “Help Elucidate & Attack Longitudinally” (HEAT) study is an investigator-sponsored trial.
(b)    MacroGenics currently has no ongoing tebotelimab studies.

B7-H3 Programs
We have three clinical-stage programs, vobra duo, MGC026 and enoblituzumab, that target B7-H3 (CD276), an immune checkpoint molecule that is overexpressed in cancer tissues while showing limited expression in normal tissues. B7-H3 is a member of the B7 family of immune regulator proteins that is widely expressed by different tumor types and may play a key role in regulating the immune response to various cancers. There are no currently approved therapeutic agents directed against B7-H3.
Vobramitamab Duocarmazine
Vobra duo (previously known as MGC018) is an investigational ADC with a cleavable peptide linker designed to deliver a DNA-alkylating duocarmycin payload to dividing and non-dividing cells on solid tumors that express B7-H3. The underlying ADC technology was licensed from Byondis B.V. (Byondis). After completing a dose escalation study in 2020, we conducted a Phase 1/2 dose expansion study of vobra duo in patients with metastatic castration-resistant prostate cancer (mCRPC), non-small cell lung cancer (NSCLC), melanoma, squamous cell carcinoma of the head and neck (SCCHN) and triple negative breast cancer (TNBC). The purpose of this study was to evaluate the safety and tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of the molecule.
Preliminary clinical data in mCRPC patients treated with vobra duo from the Phase 1/2 dose expansion study was presented at the 2021 European Society of Medical Oncology (ESMO) Annual Meeting. Based on this data, we initiated the TAMARACK Phase 2 study in late 2022. This study focuses on mCRPC patients who have had prior exposure to a taxane and at least one androgen receptor axis-targeted, or ARAT, agent (including abiraterone, enzalutamide or apalutimide), and a PARP (poly adenosine diphosphate-ribose polymerase) inhibitor, if appropriate. The TAMARACK study is designed to evaluate 100 patients across two experimental arms in which participants receive vobra duo at either 2.0 mg/kg or 2.7 mg/kg once every four weeks (Q4W), rather than the 3.0 mg/kg dose received every three weeks (Q3W) in the earlier dose expansion study. We completed enrollment of the study in the fourth quarter of 2023, having enrolled a total of 177 patients, exceeding the targeted number of patients. We expect to provide a clinical update in the second quarter of 2024 and potentially again later in 2024.
We plan to expand the tumor types being evaluated in the TAMARACK study by recruiting patients with NSCLC, small cell lung cancer (SCLC), melanoma, SCCHN and anal cancer. We expect to initiate dosing in these additional cohorts in mid-2024.
Finally, in early 2022, we initiated a Phase 1/2 dose escalation study of vobra duo in combination with lorigerlimab, a bispecific DART molecule designed to block PD-1 and CTLA-4, in patients with solid tumors. This study is ongoing.
MGC026
MGC026 is an investigational ADC incorporating a B7-H3-targeting antibody and a novel topoisomerase I inhibitor-based linker-payload, SYNtecan E™. This cleavable linker-payload is based on exatecan, a clinically validated and potent camptothecin, and is site-specifically conjugated using the GlycoConnect™ technology developed by our collaboration partner, Synaffix (a Lonza company).
We recently initiated a Phase 1 dose escalation study of MGC026 in patients with advanced solid tumors.
With distinct mechanisms of action, vobra duo and MGC026 may address different cancers, tumor stages, or be used in combination with alternate agents or potentially with one another to enhance their clinical utility. We view MGC026, with its topoisomerase I inhibition strategy, as a complementary approach to targeting B7-H3 beyond vobra duo and as an additional, potentially valuable tool in our therapeutic repertoire.
In preclinical studies, MGC026 exhibited a favorable profile, with potent in vivo activity toward B7-H3-expressing tumor xenografts representing a range of cancer indications. MGC026 was tolerated in cynomolgus monkeys, a relevant toxicology model, at exposure levels exceeding those likely required for antitumor activity in patients. We plan to present MGC026 preclinical data at the American Association for Cancer Research (AACR) Annual Meeting in April 2024.
Enoblituzumab
Enoblituzumab (previously known as MGA271) is an investigational mAb that targets B7-H3 and has been engineered using our Fc Optimization platform. A Phase 2 study evaluating enoblituzumab in combination with either retifanlimab (anti-PD-1 monoclonal antibody) or tebotelimab (PD-1 × LAG-3 bispecific DART molecule) in the first-line treatment of patients with recurrent or metastatic SCCHN was discontinued in July 2022 after an internal review of safety data, as previously disclosed.
Based on results presented at the 2022 American Society of Clinical Oncology (ASCO) Annual Meeting and subsequently published in Nature Medicine from a Phase 2 investigator-sponsored study of enoblituzumab in men with prostate cancer, our collaborators at multiple academic institutions recently initiated the HEAT study. This is an investigator-sponsored, randomized Phase 2 clinical trial that will evaluate the activity of neoadjuvant enoblituzumab given prior to radical prostatectomy in up to 219 men with high-risk localized prostate cancer.
Immune Checkpoint Inhibitors
Checkpoint inhibition has become an important staple of oncology. Our clinical pipeline includes three product candidates in clinical development that target checkpoint molecules for the potential treatment of a broad range of solid tumors. These candidates include two bispecific DART product candidates that co-engage PD-1 and other checkpoint molecules and an anti-PD-1 mAb that we have out-licensed to a partner.

Lorigerlimab
Approved mAbs that target the immune checkpoints PD-1 and CTLA-4 have shown enhanced clinical antitumor activity when given in combination in various cancers, including renal cell carcinoma and NSCLC with high tumor mutational burden. Lorigerlimab (previously known as MGD019) is an investigational, bispecific tetravalent DART molecule designed to enable simultaneous and/or independent blockade of PD-1 and CTLA-4, with potentially enhanced CTLA-4 blockade on T cells co-expressing these immune checkpoint molecules.
Data from a Phase 1/2 dose escalation study of lorigerlimab in patients with advanced solid tumors was reported at the 2020 ESMO Annual Meeting. More recently, we evaluated lorigerlimab in a Phase 1/2 dose expansion study in patients with mCRPC, microsatellite stable colorectal cancer (MSS CRC), melanoma and checkpoint-naïve NSCLC, and reported on preliminary data at the ASCO Genitourinary Cancers Symposium in February 2023. As of the December 12, 2022 data cut-off, 118 patients were enrolled at the dose of 6.0 mg/kg, administered intravenously Q3W. Confirmed objective responses were observed across the histology-specific cohorts; preliminary efficacy results for mCRPC were presented in the poster.
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
The results demonstrated a manageable overall safety profile. Treatment-related adverse events (TRAEs) of any grade occurred in 86.6% of patients, with the most common among them (≥15%) being fatigue, rash, pruritus, hypothyroidism, and pyrexia. Rates of grade ≥3 TRAEs and immune-related AEs were 35.4% and 7.9%, respectively. AEs resulted in treatment discontinuation in 25.2% of patients. There were no fatal AEs related to lorigerlimab.
Preliminary Anti-tumor Activity in mCRPC Cohort. As of the December 12, 2022 data cut-off, 42 patients had been enrolled in the mCRPC expansion cohort. Patients had previously received a median of two prior therapies (range: 1 – 9) for advanced disease, with 35 patients (83.3%) having received docetaxel and 34 patients (81.0%) having received ARAT therapy. The median exposure to lorigerlimab was 19.2 weeks (range: 3.3 - 55.1 weeks), with a median of five infusions administered per patient.
A total of 35 patients with mCRPC had measurable soft tissue disease per RECIST v1.1 at study entry. Nine of the 35 patients (25.7%) achieved confirmed partial responses (cPR). The median duration of response for these nine patients was 4.6 months (range: 2.8 – 8.6+ months), with four patients remaining on lorigerlimab as of data cut-off. Among the other five patients who had achieved cPR, four discontinued due to unrelated AEs, and one patient discontinued due to physician decision.
Reductions in prostate-specific antigen (PSA) levels of ≥ 50% were observed in 12 of 42 patients (28.6%), and 9 of the 12 maintained PSA50 response ≥ 3 months. Nine of 42 patients (21.4%), including the nine who achieved cPR, had reductions in their PSA levels of ≥ 90% as of the data cut-off.
Based on the above data, we initiated the randomized Phase 2 LORIKEET study of lorigerlimab in combination with docetaxel vs. docetaxel in second-line, chemotherapy-naïve mCRPC patients in the second half of 2023. A total of 150 patients are planned to be randomized 2:1. The current study design includes a primary study endpoint of radiographic progression-free survival (rPFS). We plan to provide a trial update in the second half of 2024.
Tebotelimab
Tebotelimab (previously known as MGD013) is an investigational, first-in-class bispecific, tetravalent DART molecule targeting PD-1 and LAG-3. At this time, we have no active/ongoing studies of tebotelimab. We have engineered tebotelimab to concomitantly or independently bind to PD-1 and LAG-3 and disrupt these non-redundant inhibitory pathways to further restore exhausted T-cell function. Data from prior dose expansion studies of tebotelimab have previously been reported; in addition, a combination trial with enoblituzumab in patients with SCCHN was initiated, but terminated in July 2022 after an internal review of safety data, as previously disclosed.
As part of our November 2018 license and collaboration agreement with Zai Lab Limited (Zai Lab Limited and Zai Lab US LLC, either singularly or collectively are referred to herein as Zai Lab), Zai Lab led regional studies evaluating tebotelimab in various indications in their territory. In November 2023, Zai Lab provided notice of termination of this agreement, effective as of May 2024.

IMGC936
IMGC936 is an ADC that targets ADAM9 (a disintegrin and metalloprotease domain 9) with a maytansinoid payload. IMGC936 was advanced under a co-development agreement with ImmunoGen, Inc. (ImmunoGen, now part of AbbVie). Under the 50/50 collaboration, ImmunoGen led clinical development and completed Phase 1 dose escalation and dose expansion studies. Neither MacroGenics nor AbbVie intends to further pursue development of IMGC936, as the molecule did not achieve our pre-established clinical safety and efficacy benchmarks.
MGC028
MGC028 is the second of our ADC molecules incorporating Synaffix’s novel glycan-linked topoisomerase I inhibitor, and the second ADAM9-targeted ADC that we have pursued. ADAM9 is a member of the ADAM family of multifunctional type 1 transmembrane proteins that play a role in tumorigenesis and cancer progression and is overexpressed in multiple cancers, making it an attractive target for cancer treatment.
In preclinical studies, MGC028 exhibited specific, dose-dependent in vivo antitumor activity toward ADAM9-positive CDX and PDX models, including in gastric, lung, pancreatic, colorectal, and head and neck cancers. MGC028 was well tolerated in a repeat-dose non-human primate toxicology study, up to 55 mg/kg, the highest dose level tested. Observations were limited to mild, reversible increases in liver enzymes, without microscopic correlates, and decreased lymphoid cellularity in the thymus. Of note, ocular toxicities that are typically seen with maytansinoid payloads – and which were observed in our IMGC936 cynomolgus toxicology study - were not observed in the MGC028 pilot toxicology study.
We plan to present preclinical MGC028 data at the AACR Annual Meeting in April 2024. We currently anticipate submitting an investigational new drug (IND) application for MGC028 by the end of 2024.

Partnered Programs
In addition to the molecules identified above, we have out-licensed various product candidates for which we retain certain economic rights. These molecules provide potential sources of future cash flow and platform validation and are identified below:
(a)    We entered a risk-sharing collaboration with Eversana in November 2020, under which we book U.S. sales and Eversana leads execution of U.S. commercialization of MARGENZA. For all other currently partnered programs for which a license option has been exercised, the partner would book any future worldwide sales, if approved, and we would be entitled to receive milestones and royalties.
Marketed Products
MARGENZA
We and our commercial partner, Eversana Life Science Services, LLC (Eversana), are currently marketing MARGENZA (margetuximab-cmkb), in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. Margetuximab is an Fc-engineered mAb that targets the HER2 oncoprotein. HER2 is a protein found on the surface of some cancer cells that promotes growth and is associated with aggressive disease and poor prognosis.
As part of our November 2018 license and collaboration agreement, Zai Lab received the rights to develop margetuximab in mainland China, Hong Kong, Macau and Taiwan. In August 2023, the China National Medical Products Administration approved the New Drug Application (NDA) for margetuximab for patients with pretreated metastatic HER2-positive breast cancer. In November 2023, Zai Lab provided notice of termination of this agreement, effective as of May 2024.
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
ZYNYZ
In 2017, we licensed retifanlimab (previously known as MGA012), a mAb targeting PD-1, to Incyte Corporation (Incyte) under a global collaboration and license agreement (Incyte Agreement); we retain the right to develop the molecule in combination with product candidates from our pipeline. In March 2023, the FDA approved ZYNYZ (retifanlimab-dlwr) for the treatment of adult patients with metastatic or recurrent locally advanced Merkel cell carcinoma. ZYNYZ is marketed by Incyte. Under the terms of the Incyte Agreement, we are eligible to receive up to $650 million in remaining development, regulatory and commercial milestones from Incyte. In addition, we are eligible to receive tiered royalties of 15% to 24% on any global net sales of the product.
Incyte has stated it is pursuing development of retifanlimab in other potentially registration-enabling studies, including in patients with squamous carcinoma of the anal canal, microsatellite instability-high, or MSI-high, endometrial cancer and NSCLC. Incyte is also pursuing development of retifanlimab in combination with multiple product candidates from its pipeline.
TZIELD
In 2018, we entered into an asset purchase agreement (Provention APA) with Provention Bio, Inc., subsequently acquired by Sanofi S.A. (Sanofi), pursuant to which they acquired our interest in teplizumab, a mAb we had been developing for the treatment of type 1 diabetes. Teplizumab was granted Breakthrough Therapy Designation by the FDA and PRIority MEdicines (PRIME) designation by the European Medicines Agency (EMA).
In November 2022, the U.S. FDA approved TZIELD (teplizumab-mzwv) to delay the onset of Stage 3 type 1 diabetes (T1D) in adult and pediatric patients aged 8 years and older with Stage 2 T1D, which triggered a $60.0 million milestone payment to us. Under the Provention APA, Sanofi has a remaining obligation to pay us contingent milestone payments totaling $105 million upon the achievement of certain regulatory approval milestones, in addition to contingent milestone payments totaling $225 million upon the achievement of certain sales milestones.
In March 2023, we sold our royalty interest in TZIELD to a wholly-owned subsidiary of DRI Healthcare Trust for $100.0 million. Such royalty interest was subsequently acquired by Sanofi. In July 2023, Sanofi reported that the PROTECT placebo-controlled study investigating TZIELD in patients with newly-diagnosed stage 3 T1D met its primary endpoint, having demonstrated preservation of beta cell function. This positive study outcome triggered payment of a $50.0 million milestone to us by Sanofi. We retain the right to receive a 50% share of the royalty on global net sales above a certain annual threshold. In addition, we are eligible to receive $50.0 million if TZIELD achieves a certain level of net sales.
PRV-3279
In 2018, we entered into a license agreement with Provention (now Sanofi) pursuant to which we granted them exclusive global rights for the purpose of developing and commercializing PRV-3279 (previously known as MGD010), a CD32B × CD79B DART molecule being developed for the treatment of autoimmune indications. Sanofi is initially developing PRV-3279 for the interception of systemic lupus erythematosus (SLE), a chronic autoimmune disorder characterized by an abnormal overactivation of B cells and subsequent pathologic production of auto-antibodies.
Provention disclosed in the first quarter of 2022 that they had initiated a Phase 2a trial in SLE of PRV-3279. The PREVAIL-2 study is a Phase 2a proof-of-concept (POC) study in moderate-to-severe SLE patients. Patients are induced into response with a short course of corticosteroids, and then monitored for relapse, after randomization to either PRV-3279 or placebo treatment.
T-cell Engaging Bispecific DART Molecules

We are developing clinical and preclinical bispecific DART molecule that can simultaneously target T-cells and tumor cell surface antigens to engage and promote redirected T-cell killing of cancer cells.
MGD024
MGD024 is an investigational, next-generation, bispecific CD123 × CD3 DART molecule designed to engage CD3 expressed on immune effector cells, such as T cells, to kill CD123-expressing cancer cells for the potential treatment of certain hematologic malignancies, including AML. MGD024 was designed to minimize cytokine-release syndrome, while maintaining anti-tumor cytolytic activity, and permitting intermittent dosing through a longer half-life. CD123, the interleukin-3 receptor alpha chain, is widely overexpressed in various hematologic malignancies, including AML and myelodysplastic syndrome (MDS), making it an attractive therapeutic target. Various drugs have been developed to target CD123, but none have received FDA approval for the treatment of AML.
A Phase 1 dose escalation study of MGD024 in patients with CD123-positive hematologic malignancies was initiated in July 2022 and is ongoing.
In October 2022, we and Gilead Sciences, Inc. (Gilead) entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024 and create up to two separate bispecific cancer target research programs using our DART platform and undertake their early development. Under the Gilead Agreement, we will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to them to obtain an exclusive license to develop and commercialize MGD024 and other bispecific antibodies of ours that bind CD123 and CD3 (CD123 Option). The agreement also grants Gilead the right, within the first two years, to nominate a bispecific cancer target set for up to two research programs conducted by us and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option).
As part of the Gilead Agreement, Gilead paid us a non-refundable upfront payment of $60.0 million, and we will be eligible to receive up to $1.7 billion in target nomination fees and option fees, as well as development, regulatory and commercial milestones, assuming Gilead exercises the CD123 Option and Research Program Option, successfully develops and commercializes MGD024 or other CD123 products developed under the agreement, and assuming products result from the two additional research programs. Assuming exercise of the CD123 Option, we will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs.
Early Bispecific Research Program
In September 2023, Gilead nominated the first of two potential research programs under the Research Program Option as part of the Gilead Agreement, leveraging our DART and TRIDENT platforms for generating bispecific antibodies. This nomination granted Gilead an exclusive option to license worldwide rights to the research program, upon achievement of a pre-defined preclinical milestone.
HIV DART Molecules
We are conducting clinical studies of MGD014 and MGD020 under a contract awarded to us in September 2015 by the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH). These bispecific DART molecules are designed to target the viral envelope (Env) protein of human immunodeficiency virus (HIV) infected cells and CD3 on T cells to redirect the immune system's T cells to kill HIV-infected cells. A Phase 1 study of MGD014 in persons with HIV maintained on antiretroviral therapy has been completed and a Phase 1 study of MGD020 alone and combined with MGD014 was initiated in 2022. The completion of this contract is anticipated by the end of 2024.
Ancillary Contract Development and Manufacturing Services
In addition to manufacturing antibody-based products and product candidates in our commercial-scale facility for our own needs, we provide outsourced contract development and manufacturing services to a small number of clients, including collaboration partners.
Incyte
In January 2022, we entered into an agreement with Incyte to provide manufacturing services to produce certain Incyte bulk drug substance over a three-year period. Under the terms of this agreement, we received an upfront payment of $10.0 million and are eligible to receive annual fixed payments paid quarterly over the term of the contract totaling $14.4 million. We will also be reimbursed for materials used to manufacture product as well as other costs incurred to provide manufacturing services. In July 2022, we and Incyte executed an amendment to the agreement which extended the term for one year and provided for an additional annual fixed payment of $5.1 million.
Provention Bio, Inc.
In June 2022, we entered into an agreement with Provention (now part of Sanofi) to provide manufacturing services to produce certain Provention bulk drug substance. Under the terms of this agreement, we received an upfront payment and payments in accordance with the manufacturing schedule and are reimbursed for materials used to manufacture product as well as other costs incurred to provide manufacturing services.
Emergent BioSolutions
In August 2023 and December 2023, we entered into agreements with Emergent BioSolutions (Emergent) to provide manufacturing services to produce certain Emergent bulk drug substances. Under the terms of the agreements, we receive payments in accordance with the manufacturing schedule and are reimbursed for materials used to manufacture product, as well as other costs incurred to provide manufacturing services.
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
Our Platforms and Technology Expertise
We apply our understanding of disease biology, immune-mediated mechanisms and next-generation antibody technologies to design specifically targeted antibody-based product candidates based on our DART, Fc Optimization and licensed ADC platforms. Through these platforms, we have designed antibody-based product candidates that have the potential to improve on standard treatments by having one or more of the following attributes: (1) multiple specificities; (2) increased abilities to interact with the body's immune system to fight tumors; (3) capacity to bind more avidly to antigen targets; (4) increased potency; (5) reduced immunogenicity or (6) the ability to target and kill cancer cells that are resistant to standard treatments. Moreover, these technology platforms are complementary in certain cases and can be combined to address the complex biology of cancer.
DART and TRIDENT Platforms: Our Proprietary Approach to Engineer Multi-Specific Antibodies
We use our DART platform to create derivatives of antibodies with the ability to bind to two distinct targets instead of a single target as with traditional mAbs. DART product candidates are therefore bispecific.
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

The DART platform has been specifically engineered to accommodate virtually any variable region sequence with predictable expression, folding and antigen recognition. We believe our multi-specific platforms may provide a significant advantage over current biological interventions in cancer, autoimmune disorders and infectious disease by enabling a range of modalities.
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
We are currently developing product candidates using our DART technology, including lorigerlimab and MGD024, in clinical trials, as well as others in preclinical development.
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
Licensed ADC Platforms
We have licensed ADC platforms from collaboration partners to leverage their past investment in proprietary linker-toxin technology and know-how. While we don’t necessarily believe there is a single best linker-toxin technology capable of addressing all targets and indications, we have selected what we believe are best-in-class technologies for construction of each of our ADC product candidates. For example, to date we have utilized linker-toxin payloads developed by Byondis for vobra duo and by Synaffix B.V. (Synaffix) for multiple molecules, including MGC026 and MGC028.
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
Intellectual Property
We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patents intended to protect, for example, the composition of matter of our product candidates, their methods of use, their formulation, the technology platforms used to generate them, related technologies and/or other aspects of the inventions that are important to our business. We also rely on trade secrets, confidentiality and invention assignment agreements and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.
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
Pipeline Patent Protection
As of December 31, 2023, we held 97 patents in the United States with 40 patent applications pending and 760 patents in other countries of the world with 457 patent applications pending. In addition to patents and patent applications generally providing protection for various aspects of our Fc Optimization, DART, and TRIDENT platforms, we have patent and patent applications for the composition of matter of each of our clinical pipeline product candidates and, in some cases, we also have other patents and patent application related to various aspects of the technology underlying these product candidates or their methods of use.
Patent terms may be adjusted or extended, as described in greater detail below, in certain circumstances. However, assuming no adjustments or extensions, the primary composition of matter patent for each of our clinical pipeline product candidates is expected to expire in the following timeframes:

Product or Product Candidate	Expiration Date
margetuximab	2029
enoblituzumab	2031
retifanlimab	2036
tebotelimab	2036
lorigerlimab	2036
vobramitamab duocarmazine	2037
MGD024	2039
MGD026	2044*
* pending
Patent Term Extension and Reference Product Exclusivity
The Hatch-Waxman Act permits a patent term extension for FDA-approved drugs, including biological products, of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. If and when our pharmaceutical product candidates receive FDA approval, we expect to apply, or have applied, for patent term extensions on patents covering those products. We intend to seek, and are seeking, patent term extensions to our issued patents in any jurisdiction where these are available. For example, we have submitted a request to obtain patent term extension of U.S. Patent No. 8,802,093, the primary composition of matter patent for margetuximab. Additionally, we have submitted a request to obtain patent term extension of U.S. Patent No. 10,577,422, the primary composition of matter of retifanlimab. However, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
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
Trade Secrets
We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to enter into agreements with confidentiality terms prior to sharing any of our proprietary and confidential information with them. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions made, conceived, created or reduced to practice by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In many cases our agreements with consultants, outside scientific collaborators, sponsored researchers and other advisors require them to assign or grant us licenses to inventions they invent as a result the work or services they render under such agreements or grant us an option to negotiate a license to use such inventions.
In-Licensed Intellectual Property
We have entered into patent and know-how license agreements that grant us the rights to use certain technologies related to biological manufacturing for our commercial and clinical product candidates such as, but not limited to, technology related to the conjugation of cytotoxic payloads to our antibody molecules. We anticipate using these technologies for future product candidates. These licensors have businesses dedicated to licensing this type of technology and we anticipate that licenses to use these technologies for our future products will be available. The licenses typically include yearly maintenance payments and sales royalties, and may also include upfront payments or milestone payments.
Manufacturing
We currently manufacture drug substance for most of our clinical trials at our manufacturing facility located in Rockville, Maryland. We also rely on our licensees and contract manufacturers, including Byondis, Synaffix and Millipore Sigma, for producing components of our ADC candidates. We have supplemented our drug substance manufacturing capacity through an arrangement with AGC Biologics, Inc. (AGC, formerly CMC Biologics, Inc.), a contract manufacturing organization, and commercially produced initial margetuximab commercial supply and inventory at AGC. We have an FDA-approved commercial manufacturing site at 9704 Medical Center Drive in Rockville, Maryland for the manufacture of MARGENZA and ZYNYZ drug substance. We commercially produce material for MARGENZA and ZYNYZ as well as intend to commercially produce our product candidates when and if approved by the FDA. In addition, we currently rely on and will continue to rely on contract fill-finish service providers, primarily Ajinomoto Bio-Pharma Services, BSP Pharmaceuticals, and Simtra BioPharma Solutions, to fulfill our fill-finish needs for our current and future product candidates.
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
Commercialization
Of the three products that originated from our pipeline and for which U.S. approval for commercialization has been received, MARGENZA is the only product for which we retain the majority of commercial rights. In November 2020, we partnered with Eversana, a pioneer of next-generation commercial services to the global life sciences industry, to commercialize margetuximab in the U.S. by leveraging their integrated commercial services. Under the terms of the agreement, we maintain ownership of margetuximab, including all manufacturing, regulatory and development responsibilities for the product. Eversana received a co-exclusive right to conduct approved commercialization activities. Eversana utilizes its internal capabilities to support marketing, channel management services, medical affairs and other commercial and patient access related services; we book MARGENZA sales. We and Eversana equally share in funding Eversana’s commercialization expenses. In exchange for co-funding these expenses, Eversana is eligible to earn future revenue share payments which shall be capped at 125% of Eversana’s cumulative service fees. The term of the agreement is five years following the date of FDA approval, subject to predefined termination provisions.
We cannot market or promote a new product in a country until a marketing application has been approved by the appropriate regulatory authority for that jurisdiction. Subject to receiving marketing authorization in a jurisdiction, we believe we will be able to commercialize in that market through arrangements with third-party commercial partners. Other than through our arrangement with Eversana for MARGENZA, we have not established any sales, marketing or distribution capabilities. If we are unable to enter into third-party commercial arrangements for other product candidates that may be approved in the future, with respect to the United States we believe that we could potentially build the capabilities to commercialize our approved product or products. Outside the United States, our strategy is to enter into arrangements with third-party commercial partners for any of our product candidates that obtain marketing approval.
Competition
There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, as well as biologic therapeutics that work by using next-generation antibody technology platforms to address specific cancer targets. For example, MARGENZA is directed against HER2 and many companies have cancer therapeutics directed against HER2 that are either currently approved and on the market or may be in development, such as F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), particularly through its affiliate, Genentech, Inc., as well as Puma Biotechnology, Inc., Daiichi Sankyo Company, Limited and AstraZeneca plc. (AstraZeneca), Seagen Inc. (now Pfizer), Zymeworks, Inc., Shanghai Hengrui Pharmaceutical, and Byondis, many of which have significantly greater resources than we do. Market competition has limited the utilization of MARGENZA as a therapeutic, and these competitors as well as biosimilar trastuzumab competition may limit such utilization in the future.
In addition, the immuno-oncology field is competitive, with treatments currently approved, on the market, or in development for various tumor types and patient populations from a variety of different companies such as Merck & Co., Inc. (Merck), The Bristol-Myers Squibb Company (BMS), and Roche, all of which have significantly greater resources than we do. Many of our pipeline programs, if successful, will likely face significant competition both by therapeutics that are already being marketed as well as those that will be approved for marketing before our programs. In particular, we are developing PD-1-directed product candidates, including a mAb that we have outlicensed and two DART molecules. Merck, BMS, Roche, AstraZeneca, Pfizer Inc., Merck KGaA, and Regeneron Pharmaceuticals, Inc. all have approved products that target either the PD-1 receptor or its ligand, PD-L1, and there are several other companies that have anti-PD-1 or anti-PD-L1 antibodies in clinical development, all of which would compete with our PD-1-directed programs. In addition, these and other companies are developing product candidates directed against other immuno-oncology targets that we are pursuing through our bispecific approaches.
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
Finally, our competition in the contract development and manufacturing organization (CDMO) service market includes a number of full-service contract manufacturers and large pharmaceutical companies offering third-party development and manufacturing services to fill their excess capacity. Large pharmaceutical companies have been seeking to divest portions of their manufacturing capacity, and any such divested businesses may compete with us in the future. In addition, most of our competitors have substantially greater financial, marketing, technical or other resources than we do.
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
The key competitive factors affecting the success of all our therapeutic product candidates, if approved, are likely to be their efficacy, safety, dosing convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic or biosimilar competition and the availability of reimbursement from government and other third-party payors. In addition, the standard of medical care provided to cancer patients continues to evolve as more scientific and medical information becomes available. These changes in medical care relate to pharmaceutical products, but are also affected by other factors, and such changes can positively or negatively affect the prospects of our product candidates as well as those of our competitors.
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
The most common methods of treating patients with cancer are surgery, radiation and drug therapy. There are a variety of available drug therapies marketed for cancer. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. In many cases, these drugs are administered in combination to enhance efficacy. The treatment landscape for cancer is complex due to the sequential order in which oncology drugs are administered. Initially, first-line treatments are prescribed, followed by second-line treatments when the first no longer yields results, and so on with third-line treatments and beyond. While our product candidates may compete with many existing drug and other therapies, to the extent an approved drug is ultimately used in combination with or as an adjunct to these therapies, our product candidates will not be competitive with the approved drug.
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

Typically, each institution participating in the clinical trial will require review of the protocol before any clinical trial commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to NIH for public dissemination on their ClinicalTrials.gov website. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and there are additional, more frequent reporting requirements for suspected unexpected serious adverse events.
A study sponsor might choose to discontinue a clinical trial or a clinical development program for a variety of reasons. In addition, the FDA may impose a temporary or permanent clinical hold, or other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions.
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
Other Healthcare Laws and Compliance Requirements
We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback and false claims laws, as well as laws related to health care transparency and data protection. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such anti-kickback laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payers (including Medicare and Medicaid) that are false or fraudulent. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid).
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
Human Capital Management

As of December 31, 2023, we had 339 full-time employees, 289 of whom were primarily engaged in research, development and manufacturing activities, and 67 of whom had an M.D. and/or Ph.D. Our employees are critically important to the achievement of our company’s mission and goals.
Our senior leadership oversees all human capital management matters and is committed to attracting, developing, engaging and retaining the best people. We strive to offer our employees an intellectually challenging and diverse work environment, opportunities to expand their knowledge and skills, feedback on performance, and paths for career advancement. We believe management’s relationships with our employees is very positive and they are not subject to a collective bargaining agreement or represented by a trade or labor union.
Compensation and Benefits
Our compensation programs are designed to align our employees' interests with our business goals and stockholder returns. We provide employee wages that are competitive within our industry, and we engage an outside compensation and benefits consulting firm to independently evaluate the effectiveness of our compensation and benefit programs and to provide benchmarking against our peers within the industry. We link annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align the employee’s financial interests with the interests of stockholders. MacroGenics is committed to providing our employees with a benefits program that is both comprehensive and competitive. Our benefits program offers health care, dental and vision coverage, along with benefits designed to provide increased financial security to our employees and their families.
We maintain an Employee Stock Purchase Plan under which employees may purchase Company common stock through payroll deductions at a price equal to 85% of the fair market value of the stock as of the end of the offering periods.
Our Culture; Diversity Equity and Inclusion
Our Living Values are the backbone of our culture: Patients First, Do It Right, Innovate, Pitch In, Take Action and Be Inclusive. In 2022 and continuing into 2023, we kicked off a number of initiatives to reinforce the importance of a diverse workforce and culture of belonging to our Company’s success. We added the Living Value, Be Inclusive, and completed company-wide training on Diversity, Equity and Inclusion (DEI). To further champion our DEI efforts, we formed an employee-led DEI Team with sponsorship from our senior leadership team. The team focused on raising awareness of DEI and promoting a sense of belonging in 2023, and held a number of focus groups and company-wide events.
All employees are required to observe high standards of business and personal ethics and must adhere to our Code of Business Conduct and Ethics, for which they receive training annually. The Code requires reporting any actual or suspected misconduct, illegal activities or fraud. To that end, we maintain a Speak Up Culture where all employees are encouraged to raise issues, report concerns, and ask questions. We also maintain an anonymous hotline that is available to all of our employees, contractors and vendors to report any matter of concern. Communications to the hotline (which is facilitated by an independent third party) are routed to our General Counsel (or, if the General Counsel is the subject of the communication, to the Chair of our Audit Committee) for investigation and resolution. We also maintain a policy of no retaliation, where employees who report any misconduct are to be free of any harassment, retaliation or adverse employment consequence.
We periodically conduct employee engagement surveys to understand our employees’ perspectives and endeavor to listen, change and improve on how we work together in response to these perspectives. In 2022, 84% of our workforce participated in our engagement survey, and we anticipate conducting another survey in 2024.
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

Community
We believe in giving back and supporting the local communities where we work as well as initiatives consistent with our areas of focus. Employees are encouraged to participate in charitable causes and receive eight hours of voluntary paid time off annually to participate in local opportunities to give back to the community.
Available Securities and Exchange Commission Filing Information
Our main company website address is www.macrogenics.com. We post links to http://ir.macrogenics.com/financial-information/sec-filings for the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. In addition, the SEC makes available at its website (www.sec.gov), free of charge, reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
•Vobra duo, lorigerlimab, or any other product or product candidate that we develop may fail to achieve or maintain market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
•The manufacture of vobra duo, lorigerlimab, and other products or product candidates, for ourselves and our collaborators, is complex, and we may encounter difficulties in production. There can be no assurance that we will be able to effectively manufacture clinical quantities of our product candidates in the future. Further, we have limited experience in large-scale commercial manufacturing, and there can be no assurance that we will be able to effectively manufacture commercial quantities of our products or product candidates for ourselves or our collaborators, if and when approved.
•Our manufacturing facilities are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals.
•Public health crises such as pandemics or similar outbreaks may have a significant negative impact on our clinical trials, nonclinical studies, development, manufacturing and commercialization of our product candidates and other aspects of our business, staff, and operations.
•We have limited experience in launching and marketing internally developed products. If our products achieve regulatory approval and we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our products, or our existing arrangements are not successful, we may not be able to generate substantial product sales revenue.
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
•We contract with, and may in the future contract with, third parties for components of the manufacturing of our products and product candidates, including our antibody drug conjugate candidates. Failure of third-party contractors to successfully perform their obligations could harm our ability to develop or commercialize our product or product candidates.
•If our information technology systems or those third parties upon which we rely for our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
•Our success depends significantly on our ability to operate without infringing the valid patents and other proprietary rights of third parties.
•If we are unable to obtain and enforce patent protection for our products and our product candidates and related technology, our business could be materially harmed.

•We have been and may in the future be subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.
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
•the acceptability and adequacy of safety, tolerability and efficacy data from our clinical trials and other studies;
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
•fines, warning letters or untitled letters;
•civil and criminal penalties;
•injunctions;
•suspension or withdrawal of regulatory approvals;
•product seizures, detentions or import bans;
•voluntary or mandatory product recalls;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product;
•total or partial suspension of production;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•imposition of restrictions on marketing or operations, including costly new manufacturing requirements; and
•refusal to approve pending BLAs or supplements to approved BLAs or analogous marketing approvals outside the United States.
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
We, or our collaborators, are either currently enrolling patients in clinical trials or anticipate initiating, continuing, or designing, or supporting clinical trials for molecules that include vobra duo, lorigerlimab, retifanlimab, enoblituzumab, MGD024, and MGC026 or other molecules, as monotherapies or in combination with other product candidates. For example, in

2024 academic collaborators have initiated or will initiate an investigator sponsored trial for enoblituzuumab. We anticipate in the future collaborators will initiate or continue clinical trials of one or more our product candidates. The continuation, modification, or commencement of existing or new clinical trials could be substantially delayed or prevented by several factors, including:
•further discussions with the FDA or other regulatory agencies regarding the scope or design of our clinical trials;
•the limited number of, and competition for, suitable sites to conduct our clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;
•any delay or failure in patient recruitment or enrollment in our or our collaborators’ trials for any reason;
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
•approval of potential therapies by competitors;
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
Vobra duo, lorigerlimab, or any other product or product candidate that we developed or may develop may fail to achieve or maintain market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
Vobra duo, lorigerlimab, or any other product or product candidate that we developed or may develop may fail to achieve or maintain market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. For example, revenues from MARGENZA are not anticipated to enable us to reach profitability.
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
•any safety events that may have occurred in connection with the development of the product candidate;
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
The potential market opportunities for our product candidates are difficult to precisely estimate. A product’s market acceptance depends significantly on the medical community’s determination of clinical benefit and safety compared to alternative therapies available both now and in the future. Our internal estimates of the potential market opportunities for vobra duo, lorigerlimab, and our other product candidates include several key assumptions based on a variety of factors, which may include our industry knowledge, industry publications, third-party research reports, assessment of competition, and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for vobra duo, lorigerlimab, or our other product candidates could be smaller than our estimates of our potential market opportunity
 Our product candidates may have undesirable side effects which may delay or prevent further clinical development or marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
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
For example, the prescribing information for MARGENZA include warnings and precautions for infusion-related reactions, as well as a boxed warning related to left ventricular dysfunction and embryo-fetal toxicity. Based on the possible identification of future adverse events, we may be required to further revise the prescribing information, including MARGENZA’s boxed warning, which could negatively impact sales of MARGENZA or adversely affect MARGENZA’s acceptance in the market.
Any of these events could prevent us, our collaborators or our potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our products
Our manufacturing facilities are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals.
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
The manufacture of vobra duo, lorigerlimab, and other products or product candidates, for ourselves and our collaborators, is complex, and we may encounter difficulties in production. There can be no assurance that we will be able to effectively manufacture clinical quantities of our product candidates in the future. Further, we have limited experience in large-scale commercial manufacturing, and there can be no assurance that we will be able to effectively manufacture commercial quantities of our products or product candidates for ourselves or our collaborators, if and when approved.
We currently manufacture product and product candidates for ourselves and our collaborators in our in-house manufacturing facility, and we anticipate manufacturing both commercial product as well as product candidates in the future, including for example commercial manufacturing of MARGENZA. We have limited experience in manufacturing at commercial scale. The process of commercial or clinical biotechnology manufacturing for ourselves and our collaborators is highly susceptible to delays or product loss due to a variety of factors, including but not limited to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, difficulties in scaling the production process, and vendor supply chain disruptions or fluctuations. Even minor deviations from manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or product candidates or in the manufacturing facilities in which our products and our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for our products and our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. In addition, if we fail to supply required quantities of a product or a product candidate for one of our collaborators, our collaborator may terminate our agreement.

Although we currently maintain insurance coverage against damage to our property and to cover business interruption and research and development restoration expenses, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. If there were to be a catastrophic event or failure of our manufacturing facilities or processes, we may be unable to meet our requirements for supply of our products or product candidates.
Public health crises such as pandemics or similar outbreaks may have a significant negative impact on our clinical trials, nonclinical studies, development, manufacturing and commercialization of our product candidates and other aspects of our business, staff, and operations.
Public health crises such as pandemics or similar outbreaks may have a material impact our business. For instance, the COVID-19 pandemic impaired, and future public health crises may in the future impair, our ability to enroll patients in clinical trials, continue ongoing clinical trials and activate clinical trial sites. Further, product commercialization may be impaired due to an outbreak in a specific geography, the shifting of healthcare resources toward a future health crises or pandemic or the closing of or limiting of access to clinical facilities, and reduced or eliminated in-person access to physicians and health care centers. Furthermore, patients may be unable or unwilling to enroll in our clinical trials or be unable to comply with clinical trial protocols if public health restrictions impede patient movement or interrupt healthcare services. Public health crises may also negatively affect the operations of third-party CROs that we rely upon to carry out our clinical trials, or the operations of other service providers, which could result in delays or disruptions in the supply of our product candidates or other aspects of our business or that of our collaborators. Any negative impact public health crises could adversely affect our ability to seek and obtain regulatory approval for and to commercialize any approved product candidates, increase our operating expenses and have a material adverse effect on our business and financial results.
We have limited experience in launching and marketing internally developed products. If our products achieve regulatory approval and we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our products, or our existing arrangements are not successful, we may not be able to generate substantial product sales revenue.

In December 2020, the FDA approved MARGENZA, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. We launched MARGENZA in March 2021. In conjunction with Eversana, we continue to support commercialization of MARGENZA in the United States in a manner we believe to be appropriate in light of the limited size of the market opportunity. We have limited internal commercialization capabilities, and any additional products or product candidates that we may develop or in-license, will require significant capital expenditures, management resources and time.
We have limited experience in commercializing our products. For example, we have limited experience in building and managing a commercial team, conducting a comprehensive market analysis or managing distributors and a field force for our products. We compete with many companies that currently have extensive and well-funded sales and marketing operations.
For commercialization of any or all of our product candidates, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. If we are unable to, or decide not to, further develop internal sales, marketing, and commercial distribution capabilities for any or all of our products, we will likely pursue additional collaborative arrangements regarding the sales and marketing of our products. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will be effective. Any revenue we receive will depend upon the efforts of such third parties. We may have little or no control over the marketing and sales efforts of such third parties, and our revenue from product sales may be lower than if we had commercialized our products ourselves. We also face competition in our search for third parties to assist us with the commercialization of our products.
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
The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our future approved products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs through lowering prescription drug prices, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient

Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, which became law in 2010. While it is difficult to assess the impact of the ACA in isolation, either in general or on our business specifically, it is widely thought that the ACA increases the likelihood of downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receive regulatory approval. Further, the United State and foreign governments regularly consider additional reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been executive, judicial and Congressional challenges to the ACA, which could have an impact on coverage and reimbursement for healthcare services covered by plans authorized by the ACA.
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
Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services, or CMS, Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, however, government and other regulatory oversight and future regulatory and government interference with the healthcare systems could adversely impact our business and results of operations.
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
As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products and our product candidates, if approved, will be covered, or remain covered, by private or public payors, and if covered, whether the reimbursement will be perceived by product purchasers as adequate. Health reform actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our product or our product candidates, if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development.
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
•decreased demand for our current or future approved products;

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
With respect to vobra duo, lorigerlimab, and any of our other products or product candidates that are approved for commercial sale, we are, and will be, highly dependent upon physician and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients. Because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our financial condition or results of operations.
As of December 31, 2023, we hold $20 million in product liability insurance coverage in the aggregate, with a per incident limit of $20 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage when we begin the commercialization of additional product candidates. Insurance coverage is becoming increasingly expensive. As a result, we may be unable to maintain or obtain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. A successful product liability claim or series of claims brought against us, particularly if judgments exceed any insurance coverage we may have, could decrease our cash resources and adversely affect our business, financial condition and results of operation.
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
We and our collaborators are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product obtaining regulatory approval, including vobra duo, lorigerlimab, and our other products and product candidates, such as continued adverse event reporting requirements and post-marketing commitments, all of which may result in significant expense and limit our and our collaborators' ability to commercialize our current and any future approved products. For example, the FDA's approval of MARGENZA included a requirement that we provide to the FDA the data from the final overall survival endpoint from our SOPHIA study, which we reported in September 2021. Moreover, in connection with MARGENZA’s approval, the labeling and advertising and promotion of MARGENZA are subject to additional regulatory requirements, which could entail significant expense and could negatively impact the potential commercialization of MARGENZA. To the extent other product candidates or those of our partners are approved by the FDA, we or our collaborators may be subject to similar post-marketing obligations.
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
Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including: notices or Warning Letters by the FDA or other regulatory agencies;
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
In order to market any products outside of the United States, we and our current and potential collaboration partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and may require additional nonclinical studies or clinical trials or additional administrative review periods, which could result in significant delays, difficulties and costs for us. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. Further, even if a product candidate receives regulatory approval outside of the United States, the collaborator may not commercialize the product or may not commercialize the product effectively. For example, our partner Zai Lab obtained regulatory approval of MARGENZA in China, but did not commercialize the product and in November 2023 provided notice of termination of the agreement. Although we obtained FDA approval of MARGENZA in December 2020, we do not have any Company products or product candidates being commercialized in any international market. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.
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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the past decade, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA, and other government employees and pause or stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Certain of our contracts include government contractor requirements. Laws and regulations affecting government contracts may make it more costly and difficult for us to successfully conduct our business.
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
We are advancing our product candidates through clinical development and have commercialized MARGENZA in collaboration with Eversana. Developing and commercializing pharmaceutical products, including conducting nonclinical studies and clinical trials, is expensive. In order to obtain such regulatory approval of product candidates, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding beyond what was raised in our public offerings and through our collaborations and license agreements to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates. Due to worsening global economic conditions, including high rates of inflation and interest rates and concerns of a recession in the United States or other major markets, the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, and geopolitical instability, including resulting from the ongoing conflicts between Russia and Ukraine and Israel and Hamas and increasing tensions between China and Taiwan, such funding may not be available on acceptable terms or at all. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2023, combined with anticipated and potential collaboration payments, product revenue, contract manufacturing revenue, and royalties, should enable us to fund our operations into 2026. Such guidance does not reflect anticipated expenditures related to the potential late-stage development of vobra duo in mCRPC or further expansion of studies currently ongoing. Because development of our product candidates is uncertain, we are unable to estimate accurately the actual funds we will require to complete research, development and clinical testing to commercialize our product candidates. Our future funding requirements will depend on many factors, including but not limited to:

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
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. Our first commercial product, MARGENZA, launched in March 2021 and has not resulted in revenues sufficient for us to reach profitability, to date, and we do not expect it to in the future. Accordingly, we may never achieve or sustain profitability.
We have incurred significant losses since our inception. As of December 31, 2023, our accumulated deficit was approximately $1.1 billion. We expect to continue to incur losses for the foreseeable future, and we expect our accumulated deficit to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, manufacture product and product candidate inventory, prepare for and begin to commercialize any future approved products, and add infrastructure and personnel if needed to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders' deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
To become and remain profitable, we must succeed in developing and commercializing products with significant market potential. For example, revenues from MARGENZA are highly unlikely to be sufficient to enable us to reach profitability. In order to commercialize any additional product candidates, we will need to be successful in a range of challenging activities for which we are only in the preliminary stages, including developing product candidates, obtaining regulatory approval for them, and manufacturing, marketing and selling approved products and product candidates for which we may obtain regulatory approval. We may never succeed in these activities and may never generate revenue from product sales that is significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, develop other product candidates, or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, political crises, geopolitical events, such as the ongoing military conflict in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflicts between Russia and Ukraine, Israel and Hamas and increasing tensions between China and Taiwan have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly or more dilutive or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
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
Our ability to utilize our federal net operating losses (NOLs) and federal tax credits is currently limited, and may be limited further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years or since the last ownership change. We are already subject to Section 382 limitations due to acquisitions we made in 2002 and 2008. As of December 31, 2023, we had federal and state NOL carryforwards of approximately $670.0 million and federal research and development tax credits of approximately $94.4 million available. Future changes in stock ownership may also trigger an ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and tax credit carryforwards to reduce United States federal income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.
Risks Related to Our Dependence on Third Parties
Our existing therapeutic collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
We have limited capabilities for drug development and have little to no internal capability for sales, marketing or distribution. We have entered into collaborations with other companies that we believe can provide such capabilities, including our agreements with, for example, Gilead Sciences, Inc, and Incyte Corporation. These current collaborations also have provided us with important funding for our development programs and technology platforms and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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
Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in a business combination, the collaborator might de-emphasize or terminate the development or commercialization of MARGENZA or any product candidate licensed to it by us. For example, in November 2023 Zai Lab provided notice of termination of our collaboration agreement with respect to MARGENZA. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators.
For vobra duo, lorigerlimab, and our other product candidates, we may in the future decide to collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative products, product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.
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
We contract with, and may in the future contract with, third parties for components of the manufacturing of our products and our product candidates, including our antibody drug conjugate candidates. Failure of third-party contractors to successfully perform their obligations could harm our ability to develop or commercialize our product or product candidates.
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
We also have the capability to manufacture commercial supply of MARGENZA. Although we believe we currently have capacity to produce most or all of the material required for our and our collaborators’ clinical trials and for the commercial supply of MARGENZA, we may not be able to do so in the future and may continue to rely on arrangements with third parties.
We have entered into agreements with contract manufacturing organizations in the past to supplement our clinical supply and internal capacity as we commercialize MARGENZA and advance vobra duo, lorigerlimab and other product candidates in our pipeline. In addition, in the future, we may use third parties for the manufacture of some or all components of our product candidates for clinical testing, including antibody drug conjugates, as well as for commercial manufacture of some of our product candidates that receive marketing approval and that are not manufactured by us or one of our third-party collaborators. We may be unable to reach agreement with any of these contract manufacturers, or to identify and reach arrangements on satisfactory terms with other contract manufacturers, to manufacture any of our product candidates. Additionally, the facilities used by any contract manufacturer to manufacture any of our product candidates must be the subject of a satisfactory inspection before the FDA and other regulatory authorities approve a BLA or marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the FDA’s requirements for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, our product candidates will not be approved or, if already approved, may be subject to recalls.
Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products or product candidates ourselves, including:
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
Any of these factors could adversely impact the commercialization of our products or product candidates, delay approval of our product candidates, or cause us to incur higher costs or prevent us from commercializing our products or product candidates successfully. Furthermore, if contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take several years to establish an alternative source of supply for our products or product candidates and to have any such new source approved by the FDA or any other relevant regulatory authorities.
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
If any companion diagnostic for use with one of our product candidates fails to gain market acceptance, our ability to derive revenues from sales of such product candidate could be harmed. If our third-party contractors fail to commercialize such companion diagnostic, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with such product candidate or do so on commercially reasonable terms, which could adversely affect and delay the development or commercialization of such product candidate.
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

We have limited capabilities for drug commercialization, with little to no internal capability for sales, marketing or distribution. For example, we are a party to a collaboration with Eversana to support the commercialization of MARGENZA in the United States, and we may enter into commercial collaborations in the future for our products or our product candidates. Our existing commercialization collaboration, and any future commercialization collaborations we enter into, may pose a number of risks, including the following:
•collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not perform their obligations as expected;
•collaborators may not pursue commercialization our products or any product candidates that achieve regulatory approval or may elect not to continue commercialization based on clinical trial results, changes in the collaborators' strategic focus or other factors that divert resources or create competing priorities;
•collaborators could independently commercialize products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully commercialized under terms that are more economically attractive than ours;
•collaborators with marketing and distribution rights to our products or our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
•disagreements with collaborators, including disagreements on contract interpretation, commercialization strategy or tactics, might cause delays or termination of the commercialization of products or product candidates, might lead to additional responsibilities for us with respect to our products or product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•collaborators may not properly utilize our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•collaborators may violate, or be investigated for potentially violating, health care compliance and related laws and regulations, which may expose us to litigation, enforcement actions or inquiries, or other potential liability; and
•collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further commercialization of our products or applicable product candidates.
All of the risks relating to commercialization, and health care legal compliance described in this Annual Report on Form 10-K also apply to the commercialization activities of our collaborators.
Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in a business combination, the collaborator might de-emphasize or terminate the development or commercialization of a product or product candidate MARGENZA licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators. For example, Zai Lab provided notice of termination of our collaboration agreement, in November 2023 with respect to MARGENZA and tebotelimab, and we may be unable to attract new collaborators for the products in the covered territory or elsewhere. We may also be restricted under commercialization collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, our collaboration with Eversana contains a restriction on our engaging in activities that are the subject of the collaboration with third parties for specified periods of time among other conditions.
Commercialization collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the commercialization of a product or product candidate, reduce the scope of any sales or marketing activities, or increase our expenditures and undertake or commercialization activities at our own expense. If in the future we elect to fund and undertake commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations to commercialize our product candidates and do not have sufficient funds or expertise to undertake the necessary commercialization activities, we may not be able to commercialize our product candidates or bring them to market or continue and our business may be materially and adversely affected.

If our information technology systems or those third parties upon which we rely for our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
In the ordinary course of our business, we and the third parties upon which we rely, process, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, trade secrets and any other sensitive data the we may process, e.g., business plans, transactions, financial information, etc. (collectively, sensitive information).
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes and the use of Artificial Intelligence (AI)), which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.
Severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, as is our ability to determine whether these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. An information security training program is in place to educate our personnel on information security and data protection measures. The program is managed by information security personnel.
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
Third parties could possess patents that we may ultimately be found to infringe, or such third-party patents could issue in the future. Third parties may have or may obtain valid and enforceable patents or proprietary rights that could block us from developing product candidates using our technology. Our failure to obtain a license to any technology that we require may materially harm our business, financial condition and results of operations. Moreover, our failure to maintain a license to any technology that we require may also materially harm our business, financial condition, and results of operations. Furthermore, we would be exposed to a threat of litigation.
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
The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products, methods of use, or processes. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform or predictable. If we are sued for patent infringement, we would need to demonstrate that our products, methods, or processes either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do so. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates.
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
    Issued patents may be challenged, narrowed, invalidated or circumvented. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by biotechnology companies. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not allow us to protect our inventions with patents to the same extent as the laws of the United States. Patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Publications of discoveries in scientific literature lag behind actual discoveries, thus we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the enforceability and scope of our patents in the United States and in foreign countries cannot be predicted with certainty and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we can obtain patent protection, it may be of insufficient scope to achieve our business objectives.
Our strategy depends on our ability to identify and seek patent protection for our discoveries. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost,in a timely manner, or in all jurisdictions where protection may be commercially advantageous. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary.
The issuance of a patent does not ensure that a court or agency finds or will find the patent valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology. Third parties may also seek to market biosimilar versions of any approved products. Alternatively, third parties may seek approval to market their own products, which are similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid and/or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.
The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the United States Patent and Trademark Office (USPTO) and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Outside the United States, patent protection must be sought in individual jurisdictions, further adding to the cost and uncertainty of obtaining adequate patent protection outside of the United States. Accordingly, we cannot predict whether additional patents protecting our technology will issue in the United States or in foreign jurisdictions, or whether any patents that do issue will have claims of adequate scope to provide competitive advantage. Moreover, we cannot predict whether third parties will be able to successfully obtain claims or the breadth of such claims. The allowance of broader claims may increase the incidence and cost of patent interference proceedings, opposition proceedings, and/or reexamination proceedings, the risk of infringement litigation, and the vulnerability of the claims to challenge. On the other hand, the allowance of narrower claims does not eliminate the potential for adversarial proceedings and may fail to provide a competitive advantage. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage.
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
We are currently party to various intellectual property license agreements. These license agreements impose, and we expect that future license agreements may impose, various diligence, milestone payment, royalty, insurance and other obligations on us. For example, we entered into patent and know-how license agreements that grant us the right to use certain technologies related to biological manufacturing to manufacture our clinical product candidates. These licenses typically include an obligation to pay yearly maintenance payments and royalties on sales and may also include upfront and milestone payments. If we fail to comply with our obligations under the licenses, the licensors may have the right to terminate their respective license agreements, in which event we might not be able to market any product that is covered by the agreements. Termination of the license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, which could adversely affect our competitive business position and harm our business.
If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be adversely affected.
In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, and other proprietary information. To maintain the confidentiality of trade secrets and proprietary information, we enter into confidentiality agreements with our employees, consultants, collaborators and others upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees and our personnel policies also provide that any inventions conceived by the individual while rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. Thus, despite such agreement, such inventions may become assigned to third parties. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions. To the extent that an individual who is not obligated to assign rights in intellectual property to us is rightfully an inventor of intellectual property, we may need to obtain an assignment or a license to that intellectual property from that individual, or a third party or from that individual’s assignee. Such assignment or license may not be available on commercially reasonable terms or at all.
Adequate remedies may not exist in the event of unauthorized use or disclosure of our proprietary information. The disclosure of our trade secrets would impair our competitive position and may materially harm our business, financial condition and results of operations. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to maintain trade secret protection could adversely affect our competitive business position. In addition, others may independently discover or develop our trade secrets and proprietary information, and the existence of our own trade secrets affords no protection against such independent discovery.
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
In addition, under the federal Physician Payment Sunshine Act provisions of the ACA, covered manufacturers of drugs, devices, biological and medical supplies for which payment is available under a federal health care program (with certain exceptions) are subject to annual federal reporting and disclosure requirements with regard to payments or other transfers of value made to physicians defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals as well as information regarding certain ownership and investment interests held by physicians and their immediate family members.
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
We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse business consequences.
In the ordinary course of business, we process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, and other sensitive data, e.g., business plans, transactions, financial information, etc. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Data privacy and security have become significant issues in the United States, Europe, and in many other jurisdictions where we or our partners may in the future conduct our operations.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws and regulations, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). These laws and regulations involve the collection, storage, handling, use, disclosure, transfer, and security of personal data. Certain states, such as California, also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments, and may result in liability through private actions. For example, the California Consumer Privacy

Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA), (collectively, CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (PIPEDA) and various related provincial laws,may apply to our operations. As another example, Australia’s Privacy Act of 1998 may apply to our operations.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Failure to comply with these current and future laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have a material adverse effect on our business and results of operations.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.
In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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

We are highly dependent on the research and development, clinical and business development expertise of certain of our executive officers and other key employees. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development, manufacturing and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
Recruiting and retaining qualified scientific, clinical, manufacturing and other personnel will also be critical to our success. For example, we have experienced employee turnover, consistent with the broader American economy, and we may continue to experience employee turnover in the future that may have an adverse effect on our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Such competition may increase due to the recent move by companies to offer a remote or hybrid work environment. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, motivate existing employees, or maintain our corporate culture in a hybrid or remote work environment and in the midst of higher turnover, our ability to pursue our growth strategy will be limited.
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
We may undertake internal restructuring activities, including associated workforce reductions, that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.
From time to time, we may undertake internal restricting activities, including associated workforce reductions, as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. For example, in August 2022, we announced a reduction in workforce by approximately 15% in connection with the restructuring of our business to prioritize and focus on our lead assets, and, as a result, we incurred certain restructuring charges, including employee termination-related charges. Any restructuring activities that we may undertake in the future may result in write-offs or other restructuring charges, including employee termination-related charges in connection with any associated workforce reductions. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from any restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from any restructuring, our results of operation and financial condition could be adversely affected. Furthermore, any strategic restructuring plan may be disruptive to our operations. For example, any workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. Any employees not affected by any reduction in force may seek alternate employment, which could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Any workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.
We may need to grow or contract our organization, and we may experience difficulties in managing this growth or contraction, which could disrupt our operations.
As of December 31, 2023, we had 339 full-time employees. In addition to the risks associated with a reduction in force, as our finances, development and commercialization plans and strategies evolve, we may choose to expand or contract our employee base for managerial, operational, manufacturing, financial and other resources. Future growth or additional contraction would impose significant costs as well as added responsibilities on members of management, including the potential need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing either growth or contraction activities. We may not be able to effectively manage our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees.
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
Risks Relating to Our Common Stock
We have been and may in the future be subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and clinical trial data (Information Systems and Data).
Our information security function, which is led by our Executive Director of Information Technology, with support from our Senior Information Security Manager, our legal team, a management-level Technology Steering Committee, and the Audit Committee of the Board, helps identify, assess, and manage the Company’s cybersecurity threats and risks. We identify and assess cybersecurity risks by monitoring and evaluating our threat environment using various methods including, for example using automated tools, subscribing to reports and services that identify cybersecurity threats, evaluating threats reported to us, evaluating our and our industry’s risk profile, analyzing reports of threats and actors, audits, conducting vulnerability assessments, and conducting tabletop incident response exercises.
Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including: an incident response plan and procedures, incident detection and response playbook, business continuity plans, encryption of certain data, network security controls, identity management and access controls, physical security controls, 24/7 systems monitoring, vendor risk management processes, employee cybersecurity and privacy training, penetration testing, cybersecurity insurance, and dedicated cybersecurity staff.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of our enterprise risk management program and identified in our risk register; (2) the information security function works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our Technology Steering Committee evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Audit Committee of the board of directors, which evaluates our overall enterprise risk.
We use third-party service providers to assist us to identify, assess, and manage material risks from cybersecurity threats, including professional services firms, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, penetration testing firms, and dark web monitoring services.
We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, distributors, and supply chain management resources. We have vendor management processes to manage cybersecurity risks associated with our use of certain of these providers, such as reviewing security questionnaires, reviewing the vendor’s written security program, conducting risk assessments for certain vendors, arranging security assessment calls with the vendor’s security personnel, reviewing security assessments, or imposing contractual obligations on the vendor. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify and mitigate cybersecurity risks associated with a provider.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K.
Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ Audit Committee and management’s Technology Steering Committee are responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Executive Director, Information Technology, who has fourteen years of information security experience and holds a Certified Information Systems Security Professional (CISSP) certification. Our Senior Information Security Manager holds CISSP certification, an MSc. in Information Security, and has over 20 years government and industry cybersecurity experience.

Company management is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Company management is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances and incident severity, including our Executive Director Information Technology who works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents. In addition, the Company’s incident response process includes reporting to the audit and technology steering committees of the board of directors for certain cybersecurity incidents.
The board of directors’ Audit Committee receives periodic reports from our Executive Director Information Technolog concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The board of directors also receives regular reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.
ITEM 2.    PROPERTIES
We lease a total of approximately 205,000 square feet of manufacturing, office, laboratory and warehouse space in Maryland. Our headquarters building in Rockville, Maryland currently houses laboratory, office and manufacturing operations to support clinical and commercial quantities and scale. This location is occupied under a lease that expires in 2035. Our leases each have one or more five-year options to renew. We believe that our properties are generally in good condition, well maintained, suitable and adequate to carry on our business. We believe our capital resources are sufficient to lease any additional facilities required to meet our expected growth needs.

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

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol "MGNX". As of March 1, 2024, we had 62,432,013 shares of common stock outstanding held by approximately 57 holders of record, which include shares held by a broker, bank or other nominee. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.
Performance Graph
The following graph compares the five-year cumulative total return of our common stock with the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index. The comparison assumes a $100 investment on December 31, 2018 in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index, and assumes reinvestment of the full amount of all dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return
Among MacroGenics, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
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

ITEM 6.    [RESERVED]

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
For the discussion of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 15, 2023.

Overview
We are a biopharmaceutical company focused on discovering, developing, manufacturing and commercializing innovative antibody-based therapeutics for the treatment of cancer. We have a pipeline of product candidates designed to target either various tumor-associated antigens or immune checkpoint molecules. These candidates are being evaluated in clinical trials sponsored by us or our collaborators or are in preclinical development. Our clinical product candidates include multiple oncology programs which have either been created using our proprietary, antibody-based technology platforms or enabled through our technology licensing arrangements with other companies. We believe our product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. To date, three products originating from our pipeline of proprietary or partnered product candidates have received U.S. Food and Drug Administration (FDA) approval. In March 2021, we and our commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. In November 2022, the FDA approved TZIELD™ (teplizumab-mzwv) to delay the onset of Stage 3 Type 1 Diabetes (T1D) in adult and pediatric patients aged 8 years and older with Stage 2 T1D. Teplizumab was acquired from us by Provention Bio, Inc. (Provention) in 2018, pursuant to an asset purchase agreement (Provention APA). In March 2023, the FDA approved ZYNYZ™ (retifanlimab-dlwr), a humanized monoclonal antibody targeting programmed death receptor-1 (PD-1). Retifanlimab was previously developed by us and licensed to Incyte Corporation (Incyte) pursuant to an exclusive global collaboration and license agreement in October 2017.

Our operations to date have concentrated on developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, operating manufacturing facilities, business planning and raising capital. We only began generating revenues from the sale of products in 2021. We have financed our operations primarily through the public and private offerings of our securities, and collaborations with other biopharmaceutical companies. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2023, combined with anticipated and potential collaboration payments, product revenue, contract manufacturing revenue, and royalties, should enable us to fund our operations into 2026. Our expected funding requirements reflect anticipated expenditures related to the Phase 2 TAMARACK clinical trial of vobramitamab duocarmazine (vobra duo) in metastatic castration-resistant prostate cancer (mCRPC), our Phase 2 LORIKEET study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.
Through December 31, 2023, we had an accumulated deficit of $1.1 billion. We expect that over the next several years this deficit will increase as we continue to incur research and development expense in connection with our ongoing activities and several clinical trials.
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

Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte. We have an exclusive global collaboration and license agreement with Incyte for retifanlimab, an investigational monoclonal antibody that inhibits PD-1(Incyte License Agreement). Under this agreement, as amended, Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. We received an upfront payment of $150.0 million and milestone payments totaling $115.0 million from Incyte through December 31, 2023, including $15.0 million upon the FDA approval of ZYNYZ (retifanlimab-dlwr) in March 2023. We are eligible to receive an additional $320.0 million in development and regulatory milestones and $330.0 million in commercial milestones. We are also eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement) and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
•Gilead. In October 2022, we and Gilead Sciences, Inc. (Gilead) entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024 and create bispecific cancer antibodies using our DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the Gilead Agreement, we will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license to develop and commercialize MGD024 and other bispecific antibodies of ours that bind CD123 and CD3 (CD123 Option). The agreement also grants Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by us and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). As part of the Gilead Agreement, Gilead paid us a non-refundable upfront payment of $60.0 million and we will be eligible to receive up to $1.7 billion in target nomination, option fees, and development, regulatory and commercial milestones, assuming Gilead exercises the CD123 Option and Research Program Option, successfully develops and commercializes MGD024 or other CD123 products developed under the agreement, and products result from the two additional research programs. Assuming exercise of the CD123 Option, we will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs. In September 2023, Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program), we granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which we will provide research and development services. Gilead paid us a $15.7 million nomination fee in October 2023.

•Provention. In 2018, we entered into the Provention APA pursuant to which Provention acquired our interest in teplizumab. Under the Provention APA, if Provention successfully develops, obtains regulatory approval for, and commercializes teplizumab, we will be eligible to receive up to $170.0 million in regulatory milestones, and up to $225.0 million in commercial milestones. In November 2022, the FDA approved TZIELD (teplizumab-mzwv) to delay the onset of Stage 3 T1D in adult and pediatric patients aged 8 years and older with Stage 2 T1D, and we recognized $60.0 million in milestone revenue during the year ended December 31, 2022. In November 2022 we and Provention amended the Provention APA. Under the amended Provention APA, the $60.0 million milestone for a first approval was split into four $15.0 million payments, all of which were received prior to June 30, 2023. Under the Provention APA we are also eligible to receive single-digit royalties on net sales of TZIELD. Provention has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to us, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements Provention assumed pursuant to the Provention APA. Further, Provention is required to pay us a low double-digit percentage of certain consideration to the extent it is received in connection with a grant of rights by Provention to a third party.

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

Cost of Product Sales
Cost of product sales relates to sales of MARGENZA. These costs include materials and manufacturing costs, as well as royalties payable on net sales of MARGENZA and inventory reserves. All product costs incurred prior to FDA approval of MARGENZA in December 2020 were expensed as research and development expense. We expect cost of product sales to continue to be positively impacted for the next four to five years as we sell through inventory that was expensed prior to FDA approval of MARGENZA.
Cost of Manufacturing Services
Cost of manufacturing services consists of the costs to provide manufacturing services to produce certain bulk drug substance under manufacturing and clinical supply agreements with third parties, including salaries and benefits and related stock-based compensation, materials, overhead and other related costs.

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
Gain on Royalty Monetization Arrangement
In April 2023, we entered into the Tripartite Agreement with DRI and Sanofi, whereby we consented to the sale of DRI’s Royalty Interest and the related milestone payment obligations to Sanofi. The execution of the Tripartite Agreement resulted in a modification to the liability related to future royalties, and we recognized a $100.9 million gain on royalty monetization arrangement. In July 2023, Sanofi reported achievement of the primary endpoint milestone event related to a $50.0 million milestone, which resulted in an additional $50.0 million gain on royalty monetization arrangement. In September 2023, we amended the Provention APA and terminated the Royalty Purchase Agreement with DRI. See Note 7, Royalty Monetization Arrangement, of the Notes to Consolidated Financial Statements, for additional information.

Critical Accounting Estimates
Our management's discussion and analysis of financial conditions and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amount of the revenue and expenses recorded during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. We review and evaluate these estimates on an on-going basis. These assumptions and estimates form the basis for making judgments about the carrying values of assets and liabilities and amounts that have been recorded as revenues and expenses. Actual results and experiences may differ from these estimates. We did not make any material changes to these assumptions during the year ended December 31, 2023, and do not expect any material changes in the near term to the underlying assumptions. If we were to adjust our assumptions, the results of any material revisions would be reflected in the consolidated financial statements prospectively from the date of the change in estimate. Management considers an accounting estimate to be critical if:
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

Results of Operations
Revenue
The following represents a comparison of our revenue for the years ended December 31, 2023 and 2022 (dollars in millions):

	Year Ended December 31,		Increase/(Decrease)
	2023	2022
Collaborative and other agreements	$29.0	$119.3	$(90.3)	(76)%
Product sales, net	17.9	16.7	1.2	7%
Contract manufacturing	9.8	14.0	(4.2)	(30)%
Royalty revenue	0.4	—	0.4	NM
Government agreements	1.6	1.9	(0.3)	(16)%
Total revenue	$58.7	$151.9	$(93.2)	(61)%
NM: Not Meaningful
The decrease of $90.3 million in revenue from collaborative and other agreements for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to:
•a net decrease of $54.5 million in revenue recognized under the Provention APA due to the recognition of a $60.0 million milestone in 2022 compared to $5.5 million recognized in 2023 related to other consideration under the Provention APA and Side Letter Agreement;
•a decrease of $22.1 million in revenue recognized under our agreements with Zai Lab;
•a decrease of $10.0 million in revenue recognized under the Incyte License Agreement; and
•a decrease of $5.1 million in revenue recognized under the I-Mab License Agreement.
These decreases were partially offset by an increase of $2.2 million in revenue recognized under the Gilead Agreement.

Revenue from collaborative and other agreements may vary substantially from period to period depending on the progress made by our collaborators with their product candidates and the timing of milestones achieved under current agreements, and whether we enter into additional collaboration agreements.
The increase in product sales, net is primarily due to an increase in volume. Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks and discounts, distribution-related fees and other sales-related deductions. The table below includes a reconciliation of the accounts associated with these deductions (in millions):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2021	$0.4	$0.4	$0.8
Provisions	2.5	1.1	3.6
Payments/credits	(2.5)	(0.2)	(2.7)
Balance as of December 31, 2022	0.4	1.3	1.7
Provisions	2.8	1.2	4.0
Adjustments related to prior year sales	(0.1)	(0.7)	(0.8)
Payments/credits	(2.9)	(1.0)	(3.9)
Balance as of December 31, 2023	$0.2	$0.8	$1.0
Contract manufacturing revenue for the years ended December 31, 2023 and 2022 consists of revenue recognized from providing manufacturing services under the Incyte Manufacturing and Clinical Supply Agreement. Contract manufacturing revenue for the year ended December 31, 2022 also includes revenue recognized from providing manufacturing services under the Provention Manufacturing and Clinical Supply Agreement.
Cost of Product Sales
Cost of product sales was $0.6 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively. Cost of product sales includes product royalties and fill finish costs for both years, and cost of product sales for 2022 also includes reserves for unsaleable inventory. Product sold during both periods consisted of drug product that was previously charged to research and development expense prior to FDA approval of MARGENZA, which favorably impacted our gross margin. We expect cost of product sales to continue to be positively impacted as we sell through this drug product.
Cost of Manufacturing Services
Cost of manufacturing services was $7.6 million and $4.0 million for the years ended December 31, 2023 and 2022, respectively. Cost of manufacturing services includes the costs to provide manufacturing services to produce certain Incyte bulk drug substance under the Incyte Manufacturing and Clinical Supply Agreement for both years. Cost of manufacturing services for the year ended December 31, 2022 also includes costs to provide manufacturing services to produce certain bulk drug substance under the Provention Manufacturing and Clinical Supply Agreement. We expect cost of manufacturing services to vary from period to period based on the agreed-upon manufacturing schedule.
Research and Development Expense
The following represents a comparison of our research and development expense for the years ended December 31, 2023 and 2022 (dollars in millions):

	Year Ended December 31,		Increase/(Decrease)
	2023	2022
Vobramitamab duocarmazine	$39.2	$55.4	$(16.2)	(29)%
Lorigerlimab	27.7	21.6	6.1	28%
Margetuximab	16.1	26.9	(10.8)	(40)%
MGC028	14.4	—	14.4	NM
MGC026	13.5	5.3	8.2	155%
Other antibody-drug conjugates (ADCs)	11.2	12.9	(1.7)	(13)%
Next-generation T-cell engagers (a)	10.5	13.3	(2.8)	(21)%
MGD024	7.0	7.9	(0.9)	(11)%
Tebotelimab	5.7	11.4	(5.7)	(50)%
Enoblituzumab	5.3	14.7	(9.4)	(64)%
Retifanlimab	3.5	2.2	1.3	59%
Flotetuzumab	3.2	12.9	(9.7)	(75)%
IMGC936	3.1	7.9	(4.8)	(61)%
DART molecules under HIV government contract	2.3	4.7	(2.4)	(51)%
Other programs (a)	3.9	9.9	(6.0)	(61)%
Total research and development expense	$166.6	$207.0	$(40.4)	(20)%
(a) Includes research and discovery projects, as well as early preclinical molecules and molecules not advanced to clinical development.
NM: Not Meaningful
Research and development expense for the year ended December 31, 2023 decreased by $40.4 million compared to the year ended December 31, 2022. This decrease was primarily attributable to:
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
These decreases were partially offset by:
•increased development costs related to MGC026 and MGC028; and
•increased clinical trial costs related to lorigerlimab.
There are uncertainties associated with our research and development expenses for future periods which are impacted by multiple variables, including timing of wind down activities for recently closed studies and current and expected expenditures associated with our ongoing clinical studies.
Selling, General and Administrative Expense
Selling, general and administrative expenses were $52.2 million and $58.9 million for the years ended December 31, 2023 and 2022, respectively. The decrease is primarily due to decreased MARGENZA-related selling expenses.
Gain on Royalty Monetization Arrangement
In April 2023, we entered into the Tripartite Agreement with DRI and Sanofi, whereby we consented to the sale of

DRI’s Royalty Interest and the related milestone payment obligations to Sanofi. The execution of the Tripartite Agreement resulted in a modification to the liability related to future royalties, and we recognized a $100.9 million gain on royalty monetization arrangement. In July 2023, Sanofi reported achievement of the primary endpoint milestone event related to a $50.0 million milestone, which resulted in an additional $50.0 million gain on royalty monetization arrangement. In September 2023, we amended the Provention APA and terminated the Royalty Purchase Agreement with DRI. See Note 7, Royalty Monetization Arrangement, of the Notes to Consolidated Financial Statements, for additional information.
Interest and Other Income
The increase of $8.0 million in interest and other income for the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily due to increased investment balances and higher interest rates.

Liquidity and Capital Resources
Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2023 and 2022 (dollars in millions):

	Year Ended December 31,		Increase/(Decrease)
	2023	2022
Net cash provided by (used in):
Operating activities	$(78.2)	$(87.0)	$8.8	10%
Investing activities	(80.1)	70.7	(150.8)	213%
Financing activities	150.4	1.7	148.7	NM
Net decrease in cash and cash equivalents	$(7.9)	$(14.6)	$6.7	46%
NM: Not Meaningful
Operating Activities
Net cash used in operating activities consists of our net loss adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation, gain on royalty monetization arrangement which is classified as a financing activity, and changes in working capital. Net cash used in operating activities for the year ended December 31, 2023 benefited from $45.0 million in milestone payments received from Provention and a $15.0 million milestone payment received from Incyte under the Incyte License Agreement. Net cash used in operating activities for the year ended December 31, 2022 benefited from the $60.0 million upfront payment under the Gilead Agreement, a $30.0 million milestone payment received from Incyte, and $15.0 million received from Provention.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2023 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities. Net cash provided by investing activities during the year ended December 31, 2022 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 includes net cash proceeds from our Royalty Purchase Agreement with DRI of $149.7 million.
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
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings and revenue from our multiple collaboration agreements. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2023, combined with anticipated and potential collaboration payments, product revenue, contract manufacturing revenue, and royalties, should enable us to fund our operations into 2026. Our expected funding requirements reflect anticipated expenditures related to the Phase 2 TAMARACK clinical trial of vobra duo in mCRPC, our Phase 2 study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.
Material Cash Requirements
Our short-term and long-term material cash requirements consist of operational and capital expenditures, some of which contain contractual obligations. Our primary uses of cash relate to paying salaries and benefits, administering clinical trials and providing the technology and facilities necessary to support our operations. The most significant contractual obligations are the operating leases at our facilities in Maryland. Our future minimum lease payments as of December 31, 2023 totaled $4.0 million related to short-term lease liabilities, and $66.3 million related to long-term lease liabilities. See Note 6, Commitments and Contingencies, in the Notes to the Financial Statements in this Annual Report on Form 10-K for additional information about our contractual obligations. We expect to fund these requirements with current cash, cash equivalents and marketable securities as well as anticipated and potential collaboration payments, and product revenues.
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $229.8 million. Our primary exposure to market risk is related to changes in interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 in this Annual Report on Form 10-K.

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2023, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2023 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2023, the Company's internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 71.
ITEM 9B.    OTHER INFORMATION
10b5-1 Trading Plans
During the three months ended December 31, 2023 the following Section 16 officer and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•James Karrels, Senior Vice President and Chief Financial Officer, adopted a new trading plan on December 8, 2023 (with the first trade possible under the new plan no sooner than April 16, 2024). The trading plan will be effective until April 15, 2025 and covers the potential sale of up to 490,000 shares of common stock. (1)
•Jeffrey Peters, Senior Vice President and General Counsel, adopted a new trading plan on December 8, 2023 (with the first trade possible under the new plan no sooner than April 4, 2024). The trading plan will be effective until March 20, 2025 and covers the potential sale of up to 370,842 shares of common stock. (2)
(1)     Mr. Karrels’ plan as adopted December 8, 2023 covered the potential sale of additional shares that were since sold under a prior existing plan. The total provided here reflects the maximum remaining shares available to sell under the December 8, 2023 plan as of March 5, 2024.

(2)    Mr. Peters’ plan as adopted December 8, 2023 covered the potential sale of additional shares that were since sold under a prior existing plan. The total provided here reflects the maximum remaining shares available to sell under the December 8, 2023 plan as of March 5, 2024.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited MacroGenics, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MacroGenics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 7, 2024, expressed an unqualified opinion thereon.
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
March 7, 2024

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate herein by reference the relevant information concerning directors, executive officers and corporate governance to be included in our definitive proxy statement for the 2024 annual meeting of stockholders (the 2024 Proxy Statement) under the captions "Directors and Nominees" "Corporate Governance," "Executive Officers," and "Delinquent Section 16(a) Reports".
We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees, officers and directors. The Code is available under the Corporate Governance section of our website at http://ir.macrogenics.com/governance. We expect that any amendments to the Code, or any waivers of its requirements, will be disclosed on our website.

ITEM 11.    EXECUTIVE COMPENSATION
We incorporate herein by reference the relevant information concerning executive compensation to be included in the 2024 Proxy Statement under the captions "Executive Compensation Information," CEO Pay Ratio Disclosure," and "Director Compensation".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate herein by reference the relevant information concerning security ownership of certain beneficial owners and management to be included in the 2024 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Information About Equity Compensation Plans".

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate herein by reference the relevant information concerning certain other relationships and related transactions to be included in the 2024 Proxy Statement under the captions "Corporate Governance" and "Certain Relationships and Related Party Transactions".

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
We incorporate herein by reference the relevant information concerning principal accountant fees and services to be included in the 2024 Proxy Statement under the caption "Principal Accountant Fees and Services".

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
3.Exhibits:
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
Scott Koenig, M.D., Ph.D.
President and CEO and Director
Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Koenig	President and CEO and Director (Principal Executive Officer)	March 7, 2024
Scott Koenig, M.D., Ph.D.

/s/ James Karrels	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 7, 2024
James Karrels

/s/ Lynn Cilinski	Vice President, Controller and Treasurer (Principal Accounting Officer)	March 7, 2024
Lynn Cilinski

/s/ Karen Ferrante, M.D.	Director	March 7, 2024
Karen Ferrante, M.D.

/s/ William Heiden	Director	March 7, 2024
William Heiden

/s/ Edward Hurwitz	Director	March 7, 2024
Edward Hurwitz

/s/ Scott Jackson	Director	March 7, 2024
Scott Jackson

/s/ Meenu Chhabra Karson	Director	March 7, 2024
Meenu Chhabra Karson

/s/ Margaret A. Liu, M.D.	Director	March 7, 2024
Margaret A. Liu, M.D.

/s/ Federica O’Brien	Director	March 7, 2024
Federica O’Brien

/s/ Jay Siegel, M.D.	Director	March 7, 2024
Jay Siegel, M.D.

/s/ David Stump, M.D.	Director	March 7, 2024
David Stump, M.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MacroGenics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2024 expressed an unqualified opinion thereon.
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

Accounting for the Royalty Monetization Arrangement
Description of the Matter
As discussed in Note 7 of the consolidated financial statements, on March 8, 2023, the Company entered into a Purchase and Sale Agreement to sell its royalty interest on future global sales of TZIELD (teplizumab-mzwv) to a wholly-owned subsidiary of DRI Healthcare Trust (“DRI”) for consideration of up to $200 million (“Royalty Monetization Arrangement”). The Company accounted for the Royalty Monetization Arrangement as a financing transaction. Subsequent transactions among various parties amended the Royalty Monetization Agreement.
Accounting for the Royalty Monetization Arrangement and related amendments required the Company to make significant judgments, including but not limited to the evaluation of the key terms of the Royalty Monetization Arrangement and other related amendments to determine the applicable accounting. As a result, auditing the Royalty Monetization Arrangement and related amendments required especially complex auditor judgment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls addressing the risks of material misstatement relating to the accounting for the Royalty Monetization Arrangement. For example, we tested controls over management's process for performing technical accounting analyses and related evaluations of the applicable authoritative guidance.

To audit the Company’s accounting for the Royalty Monetization Arrangement and related amendments, we performed audit procedures that included, among others, inspecting the executed agreements and related accounting analyses performed by management and evaluating the conclusions. In addition, we obtained representations from management and performed inquiries of external and internal legal counsel to corroborate the Company’s interpretation of the terms of the Royalty Monetization Arrangement and related amendments. We also involved our subject matter resources to assist with auditing the significant and judgmental conclusions reached by management including the evaluation of the terms of the agreements and the application of the related accounting guidance.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Tysons, Virginia
March 7, 2024

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$100,956	$108,884
Marketable securities	128,849	45,462
Accounts receivable	10,367	56,222
Inventory, net	1,221	1,451
Prepaid expenses and other current assets	9,946	10,161
Total current assets	251,339	222,180
Property, equipment and software, net	21,847	29,575
Operating lease right-of-use assets	23,846	27,335
Other non current assets	1,386	1,378
Total assets	$298,418	$280,468

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,443	$4,899
Accrued expenses and other current liabilities	24,239	28,998
Deferred revenue	21,651	9,988
Lease liabilities	3,775	4,726
Total current liabilities	56,108	48,611
Deferred revenue, net of current portion	59,243	59,480
Lease liabilities, net of current portion	30,196	30,106
Other non current liabilities	258	258
Total liabilities	145,805	138,455

Stockholders' equity:
Common stock, 0.01 par value -- 125,000,000 shares authorized, 62,070,627 and 61,701,467 shares outstanding at December 31, 2023 and December 31, 2022, respectively	621	617
Additional paid-in capital	1,254,750	1,235,095
Accumulated other comprehensive loss	(6)	(5)
Accumulated deficit	(1,102,752)	(1,093,694)
Total stockholders' equity	152,613	142,013
Total liabilities and stockholders' equity	$298,418	$280,468
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Collaborative and other agreements	$28,990	$119,303	$63,294
Product sales, net	17,939	16,727	12,349
Contract manufacturing	9,833	13,988	—
Royalty revenue	431	—	—
Government agreements	1,556	1,923	1,804
Total revenues	58,749	151,941	77,447
Costs and expenses:
Cost of product sales	619	3,351	2,651
Cost of manufacturing services	7,603	4,033	—
Research and development	166,583	207,026	214,577
Selling, general and administrative	52,188	58,949	63,014
Total costs and expenses	226,993	273,359	280,242
Loss from operations	(168,244)	(121,418)	(202,795)
Gain on royalty monetization arrangement	150,930	—	—
Interest and other income	9,686	1,660	680
Interest expense	(1,430)	—	—
Net loss	(9,058)	(119,758)	(202,115)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(1)	56	(54)
Comprehensive loss	$(9,059)	$(119,702)	$(202,169)

Basic and diluted net loss per common share	$(0.15)	$(1.95)	$(3.37)
Basic and diluted weighted average common shares outstanding	61,929,198	61,433,124	59,944,717
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount

Balance, December 31, 2020	56,244,771	$562	$1,067,150	$(771,821)	$(7)	$295,884
Share-based compensation	—	—	23,126	—	—	23,126
Issuance of common stock, net of offering costs	4,580,653	46	117,772	—	—	117,818
Stock plan related activity	482,004	5	4,954	—	—	4,959
Unrealized loss on investments	—	—	—	—	(54)	(54)
Net loss	—	—	—	(202,115)	—	(202,115)
Balance, December 31, 2021	61,307,428	613	1,213,002	(973,936)	(61)	239,618
Share-based compensation	—	—	20,438	—	—	20,438
Issuance of common stock, net of offering costs	160,480	2	1,083	—	—	1,085
Stock plan related activity	233,559	2	572	—	—	574
Unrealized gain on investments	—	—	—	—	56	56
Net loss	—	—	—	(119,758)	—	(119,758)
Balance, December 31, 2022	61,701,467	617	1,235,095	(1,093,694)	(5)	142,013
Share-based compensation	—	—	18,373	—	—	18,373
Issuance of common stock, net of offering costs	167,270	2	1,037	—	—	1,039
Stock plan related activity	201,890	2	245	—	—	247
Unrealized loss on investments	—	—	—	—	(1)	(1)
Net loss	—	—	—	(9,058)	—	(9,058)
Balance, December 31, 2023	62,070,627	$621	$1,254,750	$(1,102,752)	$(6)	$152,613

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(9,058)	$(119,758)	$(202,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,645	11,865	11,258
Amortization of premiums and discounts on marketable securities	(5,004)	403	1,607
Share-based compensation	18,373	20,438	23,126
Gain on royalty monetization arrangement	(150,930)	—	—
Non-cash interest expense	1,430	—	—
Non-cash lease expense	3,489	3,341	2,690
Other non-cash items	423	2,882	2,035
Loss on disposal of assets	111	—	—
Changes in operating assets and liabilities:
Accounts receivable	45,855	(45,836)	12,696
Inventory	230	55	(6,424)
Prepaid expenses and other current assets	215	11,009	(4,188)
Other non current assets	(7)	(14,045)	3,225
Accounts payable	1,281	(10,860)	7,125
Accrued expenses and other current liabilities	(4,823)	(4,638)	(607)
Lease liabilities	(861)	9,364	(3,780)
Deferred revenue	11,426	48,821	9,264
Other non current liabilities	—	—	258
Net cash used in operating activities	(78,205)	(86,959)	(143,830)

Cash flows from investing activities
Purchases of marketable securities	(239,683)	(120,602)	(231,208)
Proceeds from sales and maturities of marketable securities	161,299	194,940	200,800
Purchases of property, equipment and software	(1,764)	(3,623)	(6,201)
Proceeds from sales of equipment	64	—	—
Net cash provided by (used in) investing activities	(80,084)	70,715	(36,609)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	616	1,085	117,818
Proceeds from stock option exercises and ESPP purchases	553	574	4,959
Taxes paid related to net share settlement of equity awards	(306)	—	—
Principal payments on royalty monetization arrangement	(157)	—	—
Net proceeds from sale of future royalties	149,655	—	—
Net cash provided by financing activities	150,361	1,659	122,777
Net change in cash and cash equivalents	(7,928)	(14,585)	(57,662)
Cash and cash equivalents at beginning of period	108,884	123,469	181,131
Cash and cash equivalents at end of period	$100,956	$108,884	$123,469

Non-cash operating and investing activities
Property and equipment included in accounts payable or accruals	$505	$118	$508
See accompanying notes.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on discovering, developing, manufacturing and commercializing innovative antibody-based therapeutics for the treatment of cancer. The Company has a pipeline of product candidates designed to target either various tumor-associated antigens or immune checkpoint molecules. These candidates are being evaluated in clinical trials sponsored by the Company or its collaborators or are in preclinical development. The Company’s clinical product candidates include multiple oncology programs which have either been created using its proprietary, antibody-based technology platforms or enabled through its technology licensing arrangements with other companies. The Company believes its product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. To date, three products originating from the Company’s pipeline of proprietary or partnered product candidates have received U.S. Food and Drug Administration (FDA) approval. In March 2021, the Company and its commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) receptor antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. In November 2022, the FDA approved TZIELD® (teplizumab-mzwv) to delay the onset of Stage 3 Type 1 Diabetes (T1D) in adult and pediatric patients aged 8 years and older with Stage 2 T1D. Teplizumab was acquired from the Company by Provention Bio, Inc. (Provention) in May 2018, pursuant to an asset purchase agreement. In March 2023, the FDA approved ZYNYZ™ (retifanlimab-dlwr), a humanized monoclonal antibody targeting programmed death receptor-1 (PD-1). Retifanlimab was previously developed by the Company and licensed to Incyte Corporation (Incyte) pursuant to an exclusive global collaboration and license agreement in October 2017.
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
Similar to the other risk factors pertinent to the Company's business, including significant equity market volatility and availability of funding in the biotechnology sector, as well as potential issues in the global economy, credit markets and financial markets as a result of significant worldwide events, including adverse events involving financial institutions or the financial services industry, inflation and rising interest rates and geopolitical upheaval, might unfavorably impact the Company's ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to these uncertainties, the Company will continue to evaluate the nature and extent of the impact of these uncertainties on its business and financial position.

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
The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2023 or 2022, as the Company has a history of collecting on all outstanding accounts.
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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2
Assets:
Money market funds	$91,665	$91,665	$—
U.S Treasury securities	31,179	—	31,179
Government-sponsored enterprises	45,043	—	45,043
Corporate debt securities	52,627	—	52,627
Total assets measured at fair value (a)	$220,514	$91,665	$128,849

	Fair Value Measurement at December 31, 2022
	Total	Level 1	Level 2
Assets:
Money market funds	$41,564	$41,564	$—
Government-sponsored enterprise	32,811	—	32,811
Corporate debt securities	17,626	—	17,626
Total assets measured at fair value (b)	$92,001	$41,564	$50,437
(a) Total assets measured at fair value at December 31, 2023 includes approximately $91.7 million reported as cash and cash equivalents and $128.8 million reported as marketable securities on the balance sheet.
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

	Year Ended December 31,
	2023	2022	2021
Incyte	53%	26%	31%
McKesson Plasma & Biologics and McKesson Specialty Care Distribution LLC (McKesson)	12%	*	*
ASD Healthcare and Oncology Supply (ASD)	10%	*	*
Provention	10%	43%	*
Zai Lab Limited (Zai Lab)	*	15%	30%
I-Mab Biopharma (I-Mab)	*	*	16%
* Amount is less than 10% for the period indicated.
The following table includes those counterparties that represent more than 10% of accounts receivable at the date indicated:

	December 31,
	2023	2022
Incyte	25%	*
Cardinal Health, Inc	18%	*
McKesson	16%	*
ASD	15%	*
Zai Lab	12%	*
Provention	*	84%
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
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment (ASC 360). ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or asset group. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset group. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. For the years ended December 31, 2023, and 2022, the Company determined that there were no impaired assets.
Liability related to the sale of future royalties and related interest expense
The Company assesses the relevant accounting criteria under ASC 470, Debt (ASC 470) to determine whether the upfront payment received from the purchaser should be accounted for as debt or deferred income depending on the facts and circumstances. If the criteria in ASC 470 is met, the Company accounts for net proceeds from sales of its rights to receive future royalty payments as a liability that is amortized using the effective interest method over the term of the arrangement. The liability related to future royalties is presented net of unamortized issuance costs on the consolidated balance sheets. Interest expense on the liability related to future royalties is recognized using the effective interest rate method over the life of the arrangement. The Company calculates an effective interest rate which will amortize its related obligation to zero over the anticipated repayment period. The liability related to future royalties and the related interest expense are based on the Company’s current estimates of future royalties expected to be received over the life of the arrangement, which the Company determines by using internal sales projections and external information from market data sources, which are considered Level 3 inputs. The Company periodically assesses the expected payments and to the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash amortization is reflected as interest expense in the consolidated statements of operations and comprehensive loss.
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
For a complete discussion of accounting for revenue from collaborative and other agreements, see Note 9, Revenue.
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
Cost of Product Sales
Cost of product sales relates to sales of MARGENZA. These costs include material, manufacturing and shipping costs, as well as royalties payable on net sales of MARGENZA and inventory reserves. All product costs incurred prior to FDA approval of MARGENZA in December 2020 were expensed as research and development expense. The Company expects cost of product sales to continue to be positively impacted for the next four to five years as the Company sells through inventory that was expensed prior to FDA approval of MARGENZA.
Cost of Manufacturing Services
Cost of manufacturing services consists of the costs to provide manufacturing services to produce certain bulk drug substance under manufacturing and clinical supply agreements with third parties, including salaries and benefits and related stock-based compensation, materials, overhead and other related costs.

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

	Year Ended December 31,
	2023	2022	2021
Stock options and RSUs	13,129,251	10,514,013	8,395,421

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

3. Marketable Securities
Available-for-sale marketable securities as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$31,177	$4	$(2)	$31,179
Government-sponsored enterprises	45,041	7	(5)	45,043
Corporate debt securities	52,637	5	(15)	52,627
Total	$128,855	$16	$(22)	$128,849

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$32,812	$5	$(7)	$32,810
Corporate debt securities	12,655	1	(4)	12,652
Total	$45,467	$6	$(11)	$45,462
All of the Company's available-for-sale securities held at December 31, 2023 and 2022 had contractual maturities of less than one year. All of the Company’s available-for-sale marketable debt securities in an unrealized loss position as of December 31, 2023 and 2022 were in a loss position for less than twelve months.  Unrealized losses on available-for-sale debt securities as of December 31, 2023 and 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for the years ended December 31, 2023 and 2022. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company recorded interest income of $4.0 million, $1.7 million and $2.0 million during the years ended December 31, 2023, 2022 and 2021, respectively, which is included in interest and other income on the consolidated statements of operations and comprehensive loss.

4. Inventory, Net
All of the Company's inventory relates to the manufacturing of MARGENZA. The following table sets forth the Company's inventory, net of reserves (in thousands):

	December 31,
	2023	2022
Work in process	$261	$409
Finished goods	960	1,042
Total inventory, net	$1,221	$1,451

Prior to FDA approval of MARGENZA in December 2020, the cost of materials and expenses associated with the manufacturing of MARGENZA were recorded as research and development expense. Subsequent to FDA approval, the Company began capitalizing inventory costs related to the manufacture of MARGENZA. The inventory balance as of December 31, 2023 and December 31, 2022 is net of a reserve of $3.1 million and $4.9 million, respectively, for unsaleable inventory. These reserves are reflected in cost of product sales during the period they are recorded.

	Inventory Reserves (in thousands)
	Balance at Beginning of Year	Additions Charged to Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2023	$4,917	$—	$(1,798)	$3,119
Year Ended December 31, 2022	$2,035	$2,882	$—	$4,917
Year Ended December 31, 2021	$—	$2,035	$—	$2,035

5. Property, Equipment and Software
Property, equipment and software consists of the following (in thousands):

	December 31,
	2023	2022
Computer equipment	$3,542	$3,489
Software	9,759	9,604
Furniture and office equipment	706	713
Motor vehicles	50	50
Lab equipment	46,452	46,474
Leasehold improvements	48,620	52,974
Construction in progress	1,112	356
Property, equipment and software	110,241	113,660
Less accumulated depreciation and amortization	(88,394)	(84,085)
Property, equipment and software, net	$21,847	$29,575

Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2023, 2022 and 2021 was $9.6 million, $11.9 million and $11.3 million, respectively.
6. Commitments and Contingencies
Leases
The Company has non-cancelable operating leases for manufacturing, laboratory, office and warehouse space in Maryland The Company’s leases each have one or more five-year options to renew. In December 2022, the Company amended the existing lease on its headquarters space to extend the lease term through 2035 in exchange for certain concessions from the lessor. This amendment was accounted for as a lease modification, and the right-of-use asset and lease liability were remeasured at the modification date, resulting in an increase to both balances of approximately $14.0 million.
The table below presents supplemental balance sheet information related to operating leases:

	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	11.0	11.1
Weighted-average discount rate	12.0%	12.0%
During the years ended December 31, 2023 and 2022, the Company made cash payments for operating leases of $5.9 million and $6.9 million, respectively. As of December 31, 2023 and 2022, the Company’s ROU assets were valued at $23.8 million and $27.3 million, respectively.
The components of lease cost for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Operating lease cost	$7,459	$5,597
Variable lease cost	1,316	1,451
Sublease income	(1,109)	(1,076)
Net lease cost	$7,666	$5,972
As of December 31, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2024	$4,004
2025	5,084
2026	4,209
2027	4,927
2028	6,049
Thereafter	46,003
Total lease payments	70,276
Less: imputed interest	(36,306)
Total lease liabilities	$33,970

In-licensing arrangement
In January 2022, the Company entered into a non-exclusive license agreement with Synaffix B.V., a Lonza company, (Synaffix) to develop, manufacture and commercialize up to three antibody-drug conjugate targets using Synaffix’s proprietary technology. The Company made an upfront payment to Synaffix upon contract execution. In March 2023, the Company and Synaffix amended the agreement, adding four additional targets. Assuming all seven targets are successfully developed and commercialized, the Company would be obligated to pay up to $2.8 billion for development, regulatory and sales milestones. Finally, pursuant to the terms of this license agreement, as amended, upon commencement of commercial sales of any products developed from these targets, the Company would be required to pay Synaffix tiered royalties in the low‑single digit percentages on net sales of the respective products. The Company may terminate this agreement at any time with 30 days’ notice to Synaffix. Amounts paid to Synaffix under this agreement are recorded as research and development expense in the consolidated statement of operations. The Company incurred $2.8 million and $1.0 million in expense under this agreement during the years ended December 31, 2023 and 2022, respectively.

7. Royalty Monetization Arrangement
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
In April 2023, the Company entered into an agreement (the Tripartite Agreement) with DRI and a subsidiary of Sanofi S.A. (Sanofi), whereby the Company consented to the sale of DRI’s Royalty Interest and related milestone payment obligations to Sanofi. The Tripartite Agreement eliminated the Company’s obligation to deliver payments to DRI related to the Royalty Interest and removed all of the Company’s other obligations under the Royalty Purchase Agreement. The Royalty Interest will be paid directly to Sanofi by Provention. As a result, the Company’s royalty rights are only for the Retained Interest. This change in rights and obligations resulted in a change in the terms of the liability related to future royalties which was evaluated by the Company in accordance with ASC 470-50, Debt — Modifications and Extinguishments. The Company concluded that the execution of the Tripartite Agreement resulted in a modification to the liability related to future royalties. The Company determined that the terms of the new liability related to the single-digit future royalties and the original liability related to future royalties were substantially different as the Company no longer receives payments for the Royalty Interest and therefore has a significantly reduced liability to make payments in accordance with the Royalty Purchase Agreement. The new liability related to future royalties was determined to be de minimis. As a result, the Company recorded $100.9 million within other income on the statement of operations and comprehensive loss during the three months ended June 30, 2023. There was no modification to the Company's Retained Interest in the Tripartite Agreement.
In July 2023, Sanofi reported achievement of the primary endpoint milestone event related to the $50.0 million milestone noted above. Given that the Company has no continuing obligation to pay the Royalty Interest to Sanofi, the Company recorded this milestone within other income on the statement of operations and comprehensive loss during the three months ended September 30, 2023. Also in September 2023, the Company and Sanofi executed Amendment No. 2 to the Provention APA to incorporate the Sales Milestone Payment obligation from the Royalty Purchase Agreement into the Provention APA. In addition, the Company and Sanofi terminated the Royalty Purchase Agreement, which did not result in a material impact to the financial statements given the fair value of the liability related to future royalties was de minimis.
Changes to the liability related to future royalties were as follows for the year ended December 31, 2023 (in thousands):

Liability related to future royalties - beginning balance	$—
Proceeds from sale of future royalties	150,000
Deferred transaction costs	(343)
Royalty revenue payable to DRI	(157)
Interest expense recognized	1,430
Gain on royalty monetization arrangement	(150,930)
Liability related to future royalties - ending balance	$—

8. Stockholders' Equity
The Company's amended and restated certificate of incorporation authorizes 125,000,000 shares of common stock, and 5,000,000 shares of undesignated preferred stock, both with a par value of $0.01 per share. There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2023 or 2022.
In November 2020, the Company entered into a sales agreement (Sales Agreement) with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. The Company sold 3,622,186 shares of common stock resulting in net proceeds of approximately $98.2 million through December 31, 2021 under the Sales Agreement. In April 2021, the Company entered into Amendment No. 1 to the Sales Agreement which increased the amount of the Company’s common stock that can be sold by the Company through its agent under the ATM Offering, from an aggregate offering price of up to $100.0 million to an aggregate offering price of up to $300.0 million. During the year ended December 31, 2022, the Company sold 160,480 shares of common stock at a weighted average price per share of $6.87, resulting in net proceeds of approximately $1.1 million, net of underwriting discounts and commissions and other offering expenses. In March 2023, the Company terminated the Sales Agreement and entered into a new sales agreement with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an ATM Offering. During the year ended December 31, 2023, the Company sold 95,000 shares of common stock at a weighted average price per share of $6.60, resulting in net proceeds of approximately $0.6 million, net of offering expenses.
9. Revenue
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
Under the terms of the Incyte License Agreement, as amended, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization by Incyte in multiple indications, the Company could receive up to a total of $435.0 million in development and regulatory milestones, and up to $330.0 million in commercial milestones. From the inception of the Incyte License Agreement through December 31, 2023, the Company has recognized $115.0 million in development milestones under the Incyte License Agreement, including $15.0 million received following the FDA approval of ZYNYZ. The Company is eligible to receive tiered royalties of 15% to 24% on global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under the provisions of ASC 606 at inception and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2018 through December 31, 2023, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $115.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab. Therefore the associated consideration was added to the estimated transaction price and was recognized as revenue.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. The Company recognized the $15.0 million ZYNYZ approval milestone as revenue under the Incyte License Agreement during the year ended December 31, 2023. The Company recognized revenue of $15.0 million, $30.0 million and $15.0 million under the Incyte License Agreement during the years ended December 31, 2023, 2022 and 2021, respectively, all of which was related to development milestones.
Incyte Clinical Supply Agreement
In 2018, the Company entered into an agreement with Incyte under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue of $1.9 million, $0.7 million and $1.5 million, respectively, for services performed under this agreement.
Incyte Commercial Supply Agreement
In 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor costs incurred) related to the manufacturing services. During the years ended December 31, 2023, 2022, and 2021 the Company recognized revenue of $4.2 million, $0.3 million and $7.8 million, respectively, for services performed under this agreement.
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
The Company is recognizing revenue related to the Development Activities performance obligation over the estimated period to complete the Development Activities using an input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the Development Activities. The Company has deferred revenue recognition related to the CD123 Option. If Gilead exercises the CD123 Option and obtains an exclusive license, the Company will recognize revenue as it fulfills its obligations under the Gilead Agreement. If the CD123 Option is not exercised, the Company will recognize the entirety of the revenue in the period when the CD123 Option expires.
During the years ended December 31, 2023, and 2022, the Company recorded revenue of $1.5 million and $0.2 million respectively, related to the Gilead Agreement. As of December 31, 2023, $58.3 million in revenue was deferred under this agreement, $2.2 million of which was current and $56.1 million of which was non-current.As of December 31, 2022, $59.8 million in revenue was deferred under this agreement, $1.8 million of which was current and $58.0 million of which was non-current.
During the year ended December 31, 2023, the Company and Gilead executed a Letter Agreement through which Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program), the Company granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which the Company will provide research and development services. Gilead paid the Company a $15.7 million nomination fee. The Company evaluated the Letter Agreement under the terms of ASC 606, and concluded that it is a modification to the Gilead Agreement that results in a separate contract since the modification is for additional goods and services that are distinct and at standalone selling price. The Company determined that the license and the related research and development activities were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the Company determined that these should be combined into a single performance obligation. Gilead also has the exclusive option to pay the Company $10.0 million to obtain a license to exploit the research molecule and research product with respect to the First Research Program. The Company determined that this exclusive option does not provide a material right, as there is no discount on its standalone selling price.
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
During the year ended December 31, 2023, the Company recorded revenue of $0.8 million related to the First Research Program. As of December 31, 2023, $14.9 million in revenue was deferred under this agreement, $11.8 million of which was current and $3.1 million of which was non-current.
Zai Lab US LLC
In 2021, the Company entered into a collaboration and license agreement with Zai Lab US LLC (Zai Lab Limited and Zai Lab US LLC, either singularly or collectively are referred to herein as Zai Lab) involving collaboration programs and license-only programs (collectively, the Programs) encompassing four separate immuno-oncology molecules (2021 Zai Lab Agreement). During 2022, the Company and Zai Lab agreed to discontinue research and development of the lead program, and in August 2023, the parties mutually agreed to terminate the 2021 Zai Lab Agreement.
In connection with the execution of the 2021 Zai Lab Agreement, Zai Lab paid the Company an upfront payment of $25.0 million. Additionally, as part of the consideration for the rights granted to Zai Lab under the 2021 Zai Lab Agreement, the Company and Zai Lab entered into a stock purchase agreement whereby Zai Lab paid the Company approximately $30.0 million to purchase shares of the Company’s common stock, par value $0.01, at a fixed price of $31.30 which represented a $10.4 million premium over the share price on the stock purchase agreement date. The Company was also entitled to receive reimbursements from Zai Lab for certain research and development costs incurred by the Company and milestones and tiered royalties on annual net sales of products in Zai Lab’s territory assuming successful development and commercialization of the Programs.
The Company evaluated the 2021 Zai Lab Agreement under the provisions of ASC 606 and identified the following material promises: (i) exclusive licenses to develop, manufacture and commercialize the products in Zai Lab’s territory for each Program and (ii) certain research and development activities for the lead program. The Company determined that for the lead program, the license was not distinct from the related research and development activities, considering the early stage of development of the molecule and the Company’s significant expertise in this area and as such, the research and development services were expected to significantly modify and customize the license. Therefore, for the lead program, the license and the services were combined into a single performance obligation. Since the other programs each represented distinct intellectual property and there were no other services included in the 2021 Zai Lab Agreement related to these licenses, each license was considered to be a distinct performance obligation. As such, there were four performance obligations included in the 2021 Zai Lab Agreement.
The Company concluded that the estimated transaction price was $40.4 million, consisting of the $25.0 million upfront payment, the $10.4 million premium related to the purchase of the Company’s common stock, and the $5.0 million estimated reimbursement by Zai Lab for research and development activities for the lead program. The potential milestone payments were deemed to be fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such were excluded from the transaction price. Any consideration related to royalties would have been recognized if and when the related sales occurred, as they were determined to relate predominantly to the license granted to Zai Lab and, therefore, were also excluded from the transaction price. The Company re-assessed the transaction price in each reporting period and when events whose outcomes were resolved or other changes in circumstances occurred.
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
Revenue related to the lead program license and related research and development services performance obligation was recognized over time as the research and development activities were performed. The Company utilized a cost-based input method according to costs incurred to date compared to estimated total costs. The transfer of control occurred over this time period and, in management’s judgment, was the best measure of progress towards satisfying the performance obligations. The Company recognized revenue allocated to the other programs at a point in time upon transfer of the licenses to Zai Lab in June 2021. During the year ended December 31, 2023, no revenue was recognized under the 2021 Zai Lab Agreement. During the years ended December 31, 2022, and 2021, the Company recognized revenue of $16.8 million and $20.3 million, respectively, under the 2021 Zai Lab Agreement.
Provention Bio, Inc.
In 2018, the Company entered into a license agreement with Provention pursuant to which the Company granted Provention exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a CD32B x CD79B DART molecule being developed for the treatment of autoimmune indications (Provention License Agreement). As partial consideration for the Provention License Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-3279, the Company will be eligible to receive up to $65.0 million in development and regulatory milestones and up to $225.0 million in commercial milestones. As of December 31, 2023, the Company has not recognized any milestone revenue under this agreement. If commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to the Company, and by the Company in the event that Provention challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.
Also, in 2018, the Company entered into the Provention APA pursuant to which Provention acquired the Company’s interest in teplizumab (renamed PRV-031), a monoclonal antibody being developed for the treatment of type 1 diabetes. As partial consideration for the Provention APA, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. Under the Provention APA, Provention is obligated to pay the Company contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory milestones. In addition, Provention is obligated to make contingent milestone payments to the Company totaling $225.0 million upon the achievement of certain commercial milestones as well as single-digit royalties on net sales of the product. In March 2023, the Company entered into a Royalty Purchase Agreement with DRI; see Note 7, Royalty Monetization Arrangement, for additional information. The FDA approved the BLA for TZIELD in November 2022, and the Company recognized $60.0 million in revenue related to this regulatory milestone during the year ended December 31, 2022. In November 2022, the Company and Provention amended the Provention APA. Under this amendment, the milestone for first approval was split into four equal payments, all of which were received prior to June 30, 2023. Provention has also agreed to pay third-party obligations, including low single-digit royalties, of which a portion is creditable against royalties payable to the Company, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements Provention assumed pursuant to the Provention APA. Further, Provention is required to pay the Company a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by Provention to a third party.
The Company evaluated the Provention License Agreement and Provention APA under the provisions of ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: (i) the license of MGD010 and (ii) the title to teplizumab. The Company determined that the transaction price of the Provention agreements was $6.1 million, based on the Black-Scholes valuation of the warrants to purchase a total of 2,432,688 shares of Provention's common stock. The transaction price was allocated to each performance obligation based on the number of shares of common stock the Company is entitled to purchase under each warrant. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such were excluded from the initial transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, therefore they have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. The Company recognized revenue of $6.1 million when it satisfied its performance obligations under the agreements and transferred the MGD010 license and teplizumab assets to Provention in 2018. In 2019, the Company exercised the warrants on a cashless basis, and subsequently sold all the shares of Provention common stock acquired through the exercise. No shares of Provention stock were held subsequent to the sale of stock in 2019. During the year ended December 31, 2022, it became probable that a significant reversal of cumulative revenue would not occur for a regulatory milestone of $60.0 million, therefore the associated consideration was added to the estimated transaction price and was recognized as revenue. During the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue of $5.6 million, $60.0 million and $1.3 million, respectively, under these agreements.

On April 27, 2023, Sanofi completed its acquisition of Provention and the Company entered into a Tripartite Agreement, as discussed in Note 7, Royalty Monetization Arrangement. Also on April 27, 2023, the Company and a subsidiary of Sanofi entered into a Side Letter Agreement which specified certain post-closing covenants and also accelerated certain payments due to the Company under the Provention APA upon the closing of the merger between Sanofi and Provention. The Company evaluated the Side Letter Agreement as a contract modification under the provisions of ASC 606. As a result, during the year ended December 31, 2023, the Company recognized $5.5 million related to other consideration under the Provention APA and Side Letter Agreement. During the year ended December 31, 2023, the Company recognized $0.3 million in royalty revenue under the Provention APA based on sales of TZIELD.
As discussed in Note 7, in September 2023, the Company and Sanofi executed Amendment No. 2 to the Provention APA and terminated the Royalty Purchase Agreement with DRI. As a result, the remaining $50.0 million milestone under the Royalty Purchase Agreement was incorporated into the Provention APA. The Company evaluated the amendment as a contract modification under the provisions of ASC 606 which did not result in any additional revenue being recognized during the year ended December 31, 2023.
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
During the years ended December 31, 2023 and 2022, the Company recognized revenue of $9.7 million and $8.7 million, respectively, under the Incyte Manufacturing and Clinical Supply Agreement. As of December 31, 2023, $7.0 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2022, $9.6 million in revenue was deferred under this agreement, $8.1 million of which was current and $1.5 million of which was non-current.
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
The Company recognized de minimis revenue during the year ended December 31, 2023 under the Provention Manufacturing and Clinical Supply Agreement. During the year ended 2022, the Company recognized revenue of $5.3 million under the Provention Manufacturing and Clinical Supply Agreement.
Government Agreement
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
Since the inception of the NIAID Contract, NIAID has exercised the two options contemplated in the original contract and executed modifications such that the total funded contract value as of December 31, 2023 is $25.1 million. In addition, the most recent modification changed the period of performance under the NIAID Contract to end in July 2023. The Company recognized revenue of $1.6 million, $1.9 million and $1.8 million under the NIAID contract during the years ended December 31, 2023, 2022 and 2021, respectively.

10. Stock-based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the year ended December 31, 2023, employees purchased 81,541 shares of common stock under the 2016 ESPP for net proceeds to the Company of approximately $0.5 million.
Employee Stock Incentive Plans
In October 2013, the Company implemented the 2013 Equity Incentive Plan (2013 Plan). The 2013 Plan provides for the grant of stock options and other stock-based awards, as well as cash-based performance awards. In May 2023, the 2013 Plan was terminated, and no further awards may be issued under the plan. If an option granted under the 2013 Plan expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares will become available for issuance under the 2023 Equity Incentive Plan (2023 Plan). As of December 31, 2023, under the 2013 Plan, there were options to purchase an aggregate of 11,805,515 shares of common stock outstanding at a weighted average exercise price of $15.45 per share. As of December 31, 2023, there were 854,114 unvested restricted stock units (RSUs) outstanding under the 2013 Plan.
The 2023 Plan was effective as of stockholder approval in May 2023. The 2023 Plan provides for grants of stock options and other stock-based awards, as well as cash-based performance awards. Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed 4,850,000 shares. If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of December 31, 2023, under the 2023 Plan, there were options to purchase an aggregate of 418,122 shares of common stock outstanding at a weighted average exercise price of $5.31 per share. As of December 31, 2023, there were 51,500 unvested RSUs outstanding under the 2023 Plan.
The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$9,190	$10,094	$11,337
Selling, general and administrative	9,183	10,344	11,789
Total stock-based compensation expense	$18,373	$20,438	$23,126
Employee Stock Options
The Company accounts for stock-based compensation to employees and non-employee directors in accordance with ASC Topic 718, Compensation – Stock Compensation. The Company estimates the fair value of stock option awards using the Black-Scholes option pricing model on the date of grant using the assumptions in the table below. Stock options granted to employees generally vest over four years and have a term of ten years. Stock-based compensation expense for stock options is recognized as expense over the requisite service period, which is the vesting period. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. The expected volatility is based on the historical stock volatility of the Company’s own common stock over a period equal to the expected term of the options. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. The Company used the simplified method to calculate expected term during 2021. Beginning in 2022, the computation of expected term was determined based on the historical experience with similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. In addition, the Company estimates the expected forfeiture rate and only recognizes expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience and its expectations regarding future pre-vesting termination behavior of employees. The Company reviews its estimate of the expected forfeiture rate annually, and stock-based compensation expense is adjusted accordingly.

	Year Ended December 31,
	2023	2022	2021
Expected dividend yield	0%	0%	0%
Expected volatility	76% -96%	88% - 92%	86% - 87%
Risk-free interest rate	3.5% - 4.8%	1.4% - 4.0%	0.6% - 1.6%
Expected term	5.88 years	5.95 years	6.25 years

The following table summarizes stock option activity for 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	10,098,929	$18.58	6.5
Granted	3,367,777	4.97
Exercised	(34,608)	3.73
Forfeited	(365,942)	9.49
Expired	(842,519)	19.12
Outstanding, December 31, 2023	12,223,637	$15.11	6.7	$16,974
As of December 31, 2023:
Exercisable	7,892,753	$18.92	5.6	$4,509
Vested and expected to vest	11,346,207	$15.59	6.5	$14,692
During 2023, 2022 and 2021 the Company issued 34,608, 120,900 and 332,767 shares of common stock, respectively, in conjunction with stock option exercises. The Company received cash proceeds from the exercise of stock options of approximately $0.1 million, $0.2 million and $5.8 million during 2023, 2022 and 2021, respectively.
The weighted-average grant-date fair value of options granted during 2023, 2022 and 2021 was $3.83, $6.84 and $15.20 per share, respectively. The total intrinsic value of options exercised during 2023, 2022 and 2021 was approximately $0.1 million, $0.6 million and $3.3 million, respectively. The total fair value of stock options which vested during 2023, 2022 and 2021 was $16.4 million, $19.6 million and $20.2 million, respectively. As of December 31, 2023, the total unrecognized compensation expense related to non-vested stock options, net of related forfeiture estimates, was $19.5 million, which the Company expects to recognize over a weighted-average period of approximately 1.2 years.
Restricted Stock Units
The Company awards RSUs to employees. RSUs are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSUs is recognized and amortized on a straight-line basis over the requisite service period of the award.
The following table summarizes RSU activity for 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	415,084	$8.83
Granted	707,635	4.88
Vested	(135,396)	8.32
Forfeited or expired	(81,709)	7.17
Outstanding, December 31, 2023	905,614	$5.97
At December 31, 2023, there was $2.3 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.2 years.

11.  Income Taxes
For the years ended December 31, 2023, 2022 and 2021 there was no provision for income taxes due to taxable losses generated, fully offset by a valuation allowance.

The significant components of the Company's deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Federal U.S. net operating loss carryforward	$140,706	$163,071
State net operating loss carryforward	33,350	44,784
Research and development credit, net	68,251	65,084
Orphan drug credit, net	33,330	35,703
Operating lease liabilities	9,078	9,585
Deferred revenue	17,442	—
Section 174 deferred tax asset	48,421	43,192
Equity based compensation	16,217	15,228
Other	6,617	4,663
Gross deferred income tax assets	373,412	381,310
Valuation allowance	(365,010)	(372,267)
Net deferred income tax assets	8,402	9,043

Deferred income tax liabilities:
Operating lease ROU assets	(6,372)	(7,522)
Prepaid expenditures	(2,030)	(1,521)
Gross deferred income tax liabilities	(8,402)	(9,043)
Net deferred income tax asset/(liability)	$—	$—
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
The activity in the valuation allowance on deferred tax assets was as follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year Ended December 31, 2023	$372,267	$—	$(7,257)	$365,010
Year Ended December 31, 2022	$327,592	$44,675	$—	$372,267
Year Ended December 31, 2021	$263,400	$64,192	$—	$327,592

As of December 31, 2023, the Company has U.S. federal and state net operating loss (NOL) carryforwards of approximately $670.0 million. Of these NOLs, $65.5 million will expire in various years beginning in 2035 through 2037. $604.5 million of NOLs were generated post December 31, 2017 and carryforward indefinitely. In addition, the Company has U.S. federal tax credits of $94.4 million which will expire in various years beginning in 2024 through 2043.

The reconciliation of the reported estimated income tax benefit to the amount that would result by applying the U.S. federal statutory tax rate to the net income is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States federal tax at statutory rate	$(1,902)	$(25,149)	$(42,445)
State taxes (net of federal benefit)	(163)	(7,385)	(12,806)
Deferred income tax adjustments	5,024	308	473
Deferred state blended rate adjustments	1,841	—	—
Research credit, net	(3,168)	(4,569)	(10,243)
Orphan drug credit, net	2,374	(10,846)	(1,449)
Other permanent items	1,301	1,362	1,199
Equity-based compensation	1,950	1,604	1,079
Change in valuation allowance	(7,257)	44,675	64,192
Income tax expense/(benefit)	$—	$—	$—
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$7,376	$7,197	$6,126
Increases for current year tax positions	449	548	965
Increases/(decreases) for prior year tax positions	(4)	(369)	106
Ending balance	$7,821	$7,376	$7,197
As of December 31, 2023 and 2022, of the total gross unrecognized tax benefits, approximately $7.8 million and $7.4 million would favorably impact the Company's effective income tax rate, respectively. Although, due to the Company's determination that the deferred income tax asset would not more likely than not be realized, a valuation allowance would be recorded, therefore, zero net impact would result within the Company's effective income tax rate. The Company's uncertain income tax position liability has been recorded to deferred income taxes to offset the tax attribute carryforward amounts.
For the years ended December 31, 2023, 2022 and 2021, the Company has not recognized any interest or penalties related to the uncertain income tax positions due to the fact such position is related to tax attribute carryforwards which have not yet been utilized. The Company does not expect its unrecognized income tax position to significantly decrease within the next twelve months.
The Company's U.S. Federal and state income tax returns from 2004 forward remain open to examination due to the carryover of unused income tax credits, and from 2004 forward due to the carryover of unused net operating losses.

Internal Revenue Code (IRC) Section 174

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it could increase our U.S. federal and state cash taxes and reduce cash flows in future years.

12. Employee Benefit Plan
In 2002, the Company established the MacroGenics 401(k) Plan (the Plan) for its employees under Section 401(k) of the IRC. Under this Plan, all employees at least 21 years of age are eligible to participate in the Plan, starting on the first day of employment. Employees may contribute up to 100% of their salary, subject to government maximums.
Employees are 100% vested in their contributions to the Plan. The Company's contribution to the Plan, as determined by the Board of Directors, is discretionary. For the years ended December 31, 2023, 2022 and 2021, the Company's contributions to the Plan totaled $2.1 million, $2.3 million and $1.6 million, respectively.

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

10.3+	Company 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 1, 2013)

10.4+
Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 1, 2013)

10.5+
Form of Nonstatutory Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 1, 2013)

10.6+	Form of Restricted Stock Units Grant Notice under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2015)

10.7+	Company 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-272451) filed by the Company on June 6, 2023)

10.8+*	Form of Employee Stock Option Grant Notice and Stock Option Agreement under 2023 Equity Incentive Plan

10.9+*	Form of Employee Restricted Stock Unit Award Grant Notice and Award Agreement under 2023 Equity Incentive Plan

10.10+*	Form of Director Stock Option Grant Notice and Stock Option Agreement under 2023 Equity Incentive Plan

10.11+*	Form of Director Restricted Stock Unit Award Grant Notice and Award Agreement under 2023 Equity Incentive Plan

10.12+	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-214386) filed by the Company on November 2, 2016)

10.13+
Employment Agreement between the Company and Scott Koenig, M.D., Ph.D. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed by the Company on February 29, 2016)

10.14+	Employment Agreement between the Company and James Karrels (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed by the Company on February 29, 2016)

10.15+	Employment Agreement between the Company and Ezio Bonvini, M.D. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2016)

10.16+	Employment Agreement between the Company and Eric Risser (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2017)

10.17+	Employment Agreement between the Company and Stephen Eck, M.D. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on April 29, 2021)

10.18+	Employment Agreement between the Company and Thomas Spitznagel Ph.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2022)

10.19†
Amendment No, 1 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated March 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2018)

10.20#
Amendment No. 2 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated April 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2022)

10.21#
Amendment No. 3 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated April 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 3, 2022)

10.22#
Commercial Supply Agreement by and between Incyte Corporation and the Company, dated October 13, 2020 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 25, 2021)

10.23#
Collaboration and License Agreement by and between the Company and Gilead Sciences, Inc., dated October 14, 2022 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.24#
Asset Purchase Agreement by and between the Company and Provention Bio, Inc., dated May 7, 2018 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.25#
Amendment No. 1 to the Asset Purchase Agreement by and between the Company and Provention Bio, Inc., dated November 30, 2022 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.26#
Amendment No. 2 to the Asset Purchase Agreement by and between the Company and Provention Bio, Inc., dated September 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2023

10.27#
Lease by and between BMR-Medical Center Drive LLC and J. Craig Venter Institute, Inc., dated May 3, 2010 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.28#
First Amendment to Lease by and between BMR-Medical Center Drive LLC and J. Craig Venter Institute, Inc. dated March 26, 2014 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.29#
Second Amendment to Lease by and between the Company and BMR-Medical Center Drive LLC, dated July 31, 2015 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.30#
Third Amendment to Lease by and between the Company and BMR-Medical Center Drive LLC, dated November 5, 2015 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.31#
Fourth Amendment to Lease by and between the Company and BMR-Medical Center Drive LLC, dated July 21, 2017 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.32#
Fifth Amendment to Lease by and between the Company and ARE-Maryland No. 45, LLC, dated December 14, 2022 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

97.1*	MacroGenics.Inc. Incentive Compensation Recoupment Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
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