Form 10-Q
period 2024-03-31
MACROGENICS INC
filed 2024-05-09
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2024, 62,633,460 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 and "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:
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
•the compromise of our or our third parties’ information technology systems and resultant costs, disruptions in our operations or related impact on our reputation;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,355	$100,956
Marketable securities	103,882	128,849
Accounts receivable	7,219	10,367
Inventory, net	1,248	1,221
Prepaid expenses and other current assets	9,871	9,946
Total current assets	202,575	251,339
Property, equipment and software, net	21,296	21,847
Operating lease right-of-use assets	23,229	23,846
Other non current assets	1,185	1,386
Total assets	$248,285	$298,418

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,694	$6,443
Accrued expenses and other current liabilities	18,148	24,239
Deferred revenue	22,837	21,651
Lease liabilities	4,085	3,775
Total current liabilities	55,764	56,108
Deferred revenue, net of current portion	56,182	59,243
Lease liabilities, net of current portion	29,927	30,196
Other non current liabilities	258	258
Total liabilities	142,131	145,805
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 62,560,502 and 62,070,627 shares outstanding at March 31, 2024 and December 31, 2023, respectively	626	621
Additional paid-in capital	1,260,505	1,254,750
Accumulated other comprehensive loss	(35)	(6)
Accumulated deficit	(1,154,942)	(1,102,752)
Total stockholders' equity	106,154	152,613
Total liabilities and stockholders' equity	$248,285	$298,418

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Collaborative and other agreements	$1,449	$16,686
Product sales, net	4,861	3,490
Contract manufacturing	2,276	3,615
Royalty revenue	160	422
Government agreements	358	283
Total revenues	9,104	24,496
Costs and expenses:
Cost of product sales	270	113
Cost of manufacturing services	1,846	3,410
Research and development	46,029	45,872
Selling, general and administrative	14,709	13,527
Total costs and expenses	62,854	62,922
Loss from operations	(53,750)	(38,426)
Interest and other income	2,693	1,073
Interest and other expense	(1,133)	(656)
Net loss	(52,190)	(38,009)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(29)	13
Comprehensive loss	$(52,219)	$(37,996)

Basic and diluted net loss per common share	$(0.84)	$(0.61)
Basic and diluted weighted average common shares outstanding	62,290,538	61,809,817

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	62,070,627	$621	$1,254,750	$(1,102,752)	$(6)	$152,613
Share-based compensation	—	—	5,512	—	—	5,512
Stock plan related activity	489,875	5	243	—	—	248
Unrealized loss on investments	—	—	—	—	(29)	(29)
Net loss	—	—	—	(52,190)	—	(52,190)
Balance, March 31, 2024	62,560,502	$626	$1,260,505	$(1,154,942)	$(35)	$106,154

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	61,701,467	$617	$1,235,095	$(1,093,694)	$(5)	$142,013
Share-based compensation	—	—	4,788	—	—	4,788
Issuance of common stock, net of offering costs	95,000	1	616	—	—	617
Stock plan related activity	42,098	—	(154)	—	—	(154)
Unrealized gain on investments	—	—	—	—	13	13
Net loss	—	—	—	(38,009)	—	(38,009)
Balance, March 31, 2023	61,838,565	$618	$1,240,345	$(1,131,703)	$8	$109,268

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(52,190)	$(38,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,841	2,983
Amortization of premiums and discounts on marketable securities	(1,315)	(372)
Stock-based compensation	5,553	4,833
Non-cash interest expense	—	656
Non-cash lease expense	617	941
Other non-cash items	—	(90)
Changes in operating assets and liabilities:
Accounts receivable	3,148	20,062
Inventory	(27)	42
Prepaid expenses and other current assets	75	443
Other non current assets	201	—
Accounts payable	4,179	(1,148)
Accrued expenses and other current liabilities	(5,891)	(677)
Lease liabilities	41	(284)
Deferred revenue	(1,875)	(2,213)
Net cash used in operating activities	(45,643)	(12,833)
Cash flows from investing activities
Purchases of marketable securities	(50,497)	(17,296)
Proceeds from sale and maturities of marketable securities	76,750	45,750
Purchases of property, equipment and software	(1,459)	(359)
Net cash provided by investing activities	24,794	28,095
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	616
Proceeds from stock option exercises and ESPP purchases	2,639	5
Taxes paid related to net share settlement of equity awards	(2,391)	(158)
Net proceeds from sale of future royalties	—	99,655
Net cash provided by financing activities	248	100,118
Net change in cash and cash equivalents	(20,601)	115,380
Cash and cash equivalents at beginning of period	100,956	108,884
Cash and cash equivalents at end of period	$80,355	$224,264

Supplemental Cash Flow Information
Property, equipment and software included in accounts payable or accruals	$242	$177

See notes to consolidated financial statements.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Nature of Operations
Description of the business
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on discovering, developing, manufacturing and commercializing innovative antibody-based therapeutics for the treatment of cancer. The Company has a pipeline of product candidates designed to target either various tumor-associated antigens or immune checkpoint molecules. These candidates are being evaluated in clinical trials sponsored by the Company or its collaborators or are in preclinical development. The Company’s clinical product candidates include multiple oncology programs which have either been created using its proprietary, antibody-based technology platforms or enabled through its technology licensing arrangements with other companies. The Company believes its product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. To date, three products originating from the Company’s pipeline of proprietary or partnered product candidates have received U.S. Food and Drug Administration (FDA) approval. In March 2021, the Company and its commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. In November 2022, the FDA approved TZIELD® (teplizumab-mzwv) to delay the onset of Stage 3 Type 1 Diabetes (T1D) in adult and pediatric patients aged 8 years and older with Stage 2 T1D. Teplizumab was acquired from the Company by Provention Bio, Inc. (Provention) in May 2018, pursuant to an asset purchase agreement. In March 2023, the FDA approved ZYNYZ™ (retifanlimab-dlwr), a humanized monoclonal antibody targeting programmed death receptor-1 (PD-1). Retifanlimab was previously developed by the Company and licensed to Incyte Corporation (Incyte) pursuant to an exclusive global collaboration and license agreement in October 2017.
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
The accompanying unaudited interim consolidated financial statements include the accounts of MacroGenics, Inc. and its wholly owned subsidiaries, MacroGenics UK Limited and MacroGenics Limited. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 7, 2024.
2. Summary of Significant Accounting Policies
During the three months ended March 31, 2024, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
There were no new accounting pronouncements that were issued or became effective since the issuance of the Company’s 2023 Annual Report on Form 10-K that had, or are expected to have, a material impact on its consolidated financial position, results of operations or cash flows.
3. Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of their short-term nature. The Company accounts for recurring and non-recurring fair value measurements in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at March 31, 2024
	Total	Level 1	Level 2
Assets:
Money market funds	$63,964	$63,964	$—
U.S. Treasury securities	30,105	—	30,105
Government-sponsored enterprises	31,331	—	31,331
Corporate debt securities	42,446	—	42,446
Total assets measured at fair value(a)	$167,846	$63,964	$103,882

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2
Assets:
Money market funds	$91,665	$91,665	$—
U.S. Treasury securities	31,179	—	31,179
Government-sponsored enterprises	45,043	—	45,043
Corporate debt securities	52,627	—	52,627
Total assets measured at fair value(b)	$220,514	$91,665	$128,849
(a) Total assets measured at fair value at March 31, 2024 includes approximately $64.0 million reported in cash and cash equivalents on the consolidated balance sheet.
(b) Total assets measured at fair value at December 31, 2023 includes approximately $91.7 million reported in cash and cash equivalents on the consolidated balance sheet.
4. Marketable Securities
The following tables summarize the Company's marketable debt securities (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$30,113	$—	$(8)	$30,105
Government-sponsored enterprises	31,338	3	(10)	31,331
Corporate debt securities	42,466	—	(20)	42,446
Total	$103,917	$3	$(38)	$103,882

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$31,177	$4	$(2)	$31,179
Government-sponsored enterprises	45,041	7	(5)	45,043
Corporate debt securities	52,637	5	(15)	52,627
Total	$128,855	$16	$(22)	$128,849

All available-for-sale marketable debt securities held as of March 31, 2024 and December 31, 2023 had contractual maturities of less than one year. All of the Company's available-for-sale marketable debt securities in an unrealized loss position as of March 31, 2024 and December 31, 2023 were in a loss position for less than twelve months. Unrealized losses on available-for-sale debt securities as of March 31, 2024 and December 31, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for any periods presented. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
5. Inventory, Net
All of the Company's inventory relates to the manufacturing of MARGENZA. The following table sets forth the Company's net inventory (in thousands):

	March 31, 2024	December 31, 2023
Work in process	$209	$261
Finished goods	1,039	960
Total inventory, net	$1,248	$1,221

Prior to FDA approval of MARGENZA in December 2020, the cost of materials and expenses associated with the manufacturing of MARGENZA were recorded as research and development expense. Subsequent to FDA approval, the Company began capitalizing inventory costs related to the manufacture of MARGENZA. The inventory balance as of March 31, 2024 and December 31, 2023 is net of a reserve of $1.3 million and $3.1 million, respectively, for unsaleable inventory. These reserves are reflected in cost of product sales during the period they are recorded.
6. Stockholders' Equity
In March 2023, the Company entered into a sales agreement (Sales Agreement) with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. During the three months ended March 31, 2023, the Company sold 95,000 shares of common stock at a weighted average price per share of $6.60, resulting in net proceeds of approximately $0.6 million, net of offering expenses. No shares were sold under the ATM offering during the three months ended March 31, 2024.
7. Revenue
Collaborative and Other Agreements
Incyte Corporation
Incyte License Agreement
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte, which was amended in March 2018, April 2022 and July 2022, for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017. The Company will manufacture a portion of Incyte’s global commercial supply of retifanlimab. In March 2023, the FDA approved Incyte's Biologics License Application (BLA) for ZYNYZ (retifanlimab-dlwr) for the treatment of adults with metastatic or recurrent locally advanced Merkel cell carcinoma. Incyte has stated it is pursuing development of retifanlimab in potentially registration-enabling studies, including in patients with squamous cell carcinoma of the anal canal, MSI-high endometrial cancer and non-small cell lung cancer. Incyte is also pursuing development of retifanlimab in combination with multiple product candidates from its pipeline.
Under the terms of the Incyte License Agreement, as amended, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization by Incyte in multiple indications, the Company could receive up to a total of $435.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. From the inception of the Incyte License Agreement through March 31, 2024, the Company has recognized $115.0 million in development milestones under the Incyte License Agreement, including $15.0 million received following the FDA approval of ZYNYZ. The Company is also eligible to receive tiered royalties of 15% to 24% on global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under the provisions of ASC Topic 606, Revenue from Contracts with Customers (ASC 606) at inception and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2018 through March 31, 2024, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $115.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab. Therefore, the associated consideration was added to the estimated transaction price and was recognized as revenue.

The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. The Company recognized $0.2 million and $15.0 million in revenue under the Incyte License Agreement during the three months ended March 31, 2024 and 2023, respectively.
Incyte Clinical Supply Agreement
In 2018, the Company entered into an agreement with Incyte, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated the Incyte Clinical Supply Agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $0.1 million and $1.3 million, respectively, for services performed under the Incyte Clinical Supply Agreement.
Incyte Commercial Supply Agreement
In 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor costs incurred) related to the manufacturing services. During the three months ended March 31, 2024, the Company recognized revenue of $0.4 million for services performed under the Incyte Commercial Supply Agreement. No revenue was recognized for the three months ended March 31, 2023 under the Incyte Commercial Supply Agreement.

Gilead Sciences, Inc
In 2022, the Company and Gilead Sciences, Inc. (Gilead) entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024, an investigational, bispecific antibody that binds CD123 and CD3, and create bispecific cancer antibodies using the Company’s DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the agreement, the Company will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license under the Company’s intellectual property to develop and commercialize MGD024 and other bispecific antibodies of MacroGenics that bind CD123 and CD3 (CD123 Option). The agreement also grants Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by the Company and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). Gilead nominated the first of the two research programs in September 2023. On January 11, 2024, the parties amended the Gilead Agreement to revise certain matters related to intellectual property in the performance of the research plans under the agreement.
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

During the three months ended March 31, 2024 and 2023, the Company recorded revenue of $0.3 million and $0.4 million, respectively, related to the Gilead Agreement. As of March 31, 2024, $58.0 million in revenue was deferred under this agreement, $1.8 million of which was current and $56.2 million of which was non-current. As of December 31, 2023, $58.3 million in revenue was deferred under this agreement, $2.2 million of which was current and $56.1 million of which was non-current.
In September 2023, the Company and Gilead executed a Letter Agreement through which Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program), the Company granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which the Company will provide research and development services. Gilead paid the Company a $15.7 million nomination fee. The Company evaluated the Letter Agreement under the terms of ASC 606, and concluded that it is a modification to the Gilead Agreement that results in a separate contract since the modification is for additional goods and services that are distinct and at standalone selling price. The Company determined that the license and the related research and development activities were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the Company determined that these should be combined into a single performance obligation. Gilead also has the exclusive option to pay the Company $10.0 million to obtain a license to exploit the research molecule and research product with respect to the First Research Program. The Company determined that this exclusive option does not provide a material right, as there is no discount on its standalone selling price.
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
During the three months ended March 31, 2024, the Company recorded revenue of $0.7 million related to the First Research Program. As of March 31, 2024, $14.2 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2023, $14.9 million in revenue was deferred under this agreement, $11.8 million of which was current and $3.1 million of which was non-current.
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
The Company evaluated the Incyte Manufacturing and Clinical Supply Agreement and the July 2022 Incyte Amendment under the provisions of ASC 606 and identified one performance obligation to provide manufacturing runs to Incyte, as and when requested by Incyte, over the term of the contract that is part of a series of goods and services. The Company determined that the transaction price consists of the upfront payment of $10.0 million and the annual fixed payments totaling $19.5 million. The Company will recognize revenue over time on a straight-line basis as the manufacturing services are provided to Incyte, as the Company determined that its efforts in providing the manufacturing services will be incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product for Incyte will be allocated to the related manufacturing activities and will be recognized as revenue as those activities occur. Materials purchased by the Company to manufacture the product for Incyte are considered costs to fulfill a contract and will be capitalized and expensed as the materials are used to provide the manufacturing services.
During the three months ended March 31, 2024 and 2023 the Company recognized revenue of $2.1 million and $3.6 million, respectively, under the Incyte Manufacturing and Clinical Supply Agreement. As of March 31, 2024, $6.1 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2023, $7.0 million in revenue was deferred under this agreement, all of which was current.
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
Since the inception of the NIAID Contract, NIAID has exercised the two options contemplated in the original contract and executed modifications such that the total funded contract value as of March 31, 2024 is $25.1 million. In addition, the most recent modification changed the period of performance under the NIAID Contract to end in September 2024. During the three months ended March 31, 2024 and 2023, the Company recognized revenue under the NIAID Contract of $0.4 million and $0.3 million, respectively.
8. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (IRC), and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the three months ended March 31, 2024, no shares of common stock were purchased under the 2016 ESPP.
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
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,829	$2,461
Selling, general and administrative	2,724	2,372
Total stock-based compensation expense	$5,553	$4,833
Employee stock options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended March 31,
	2024	2023
Expected dividend yield	0%	0%
Expected volatility	94.9% -95.5%	92.6% - 94.3%
Risk-free interest rate	4.0% - 4.4%	3.6% - 4.2%
Expected term	6.06 years	5.88 years
The following table summarizes stock option activity during the three months ended March 31, 2024:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	12,223,637	$15.11	6.7
Granted	1,654,555	17.99
Exercised	(257,683)	10.24
Forfeited	(22,343)	11.04
Expired	(23,810)	23.99
Outstanding, March 31, 2024	13,574,356	15.54	6.8	$46,445
As of March 31, 2024:
Exercisable	8,150,261	18.58	5.5	18,242
Vested and expected to vest	12,411,841	15.98	6.6	40,279
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2024 and 2023 was $14.17 and $3.77, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2024 was $1.9 million and de minimis for the three months ended March 31, 2023. The total cash received for options exercised during the three months ended March 31, 2024 was $2.6 million and was de minimis for the three months ended March 31, 2023. The total fair value of shares vested in the three months ended March 31, 2024 and 2023 was approximately $3.9 million and $4.4 million, respectively. As of March 31, 2024, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $34.7 million, which the Company expects to recognize over a weighted-average period of approximately 1.6 years.
Restricted Stock Units
Restricted stock units (RSUs) are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSUs is recognized and amortized on a straight-line basis over the requisite service period of the award.
The following table summarizes RSU activity during the three months ended March 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2023	905,614	$5.97
Granted	591,215	18.30
Vested	(370,891)	7.21
Forfeited	(3,828)	12.80
Outstanding, March 31, 2024	1,122,110	12.03
At March 31, 2024, there was $10.3 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 1.8 years.
9. In-licensing arrangement
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

Finally, pursuant to the terms of this license agreement, as amended, upon commencement of commercial sales of any products developed from these targets, the Company would be required to pay Synaffix tiered royalties in the low‑single digit percentages on net sales of the respective products. The Company may terminate this agreement at any time with 30 days’ notice to Synaffix. Amounts paid to Synaffix under this agreement are recorded as research and development expense in the consolidated statement of operations. The Company incurred $2.4 million and $1.7 million in expense under this agreement during the three months ended March 31, 2024 and 2023, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations is based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with U.S. generally accepted accounting principles (GAAP), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
We are a biopharmaceutical company focused on discovering, developing, manufacturing and commercializing innovative antibody-based therapeutics for the treatment of cancer. We have a pipeline of product candidates designed to target either various tumor-associated antigens or immune checkpoint molecules. These candidates are being evaluated in clinical trials sponsored by us or our collaborators or are in preclinical development. Our clinical product candidates include multiple oncology programs which have either been created using our proprietary, antibody-based technology platforms or enabled through our technology licensing arrangements with other companies. We believe our product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. To date, three products originating from our pipeline of proprietary or partnered product candidates have received U.S. Food and Drug Administration (FDA) approval. In March 2021, we and our commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. In November 2022, the FDA approved TZIELD™ (teplizumab-mzwv) to delay the onset of Stage 3 Type 1 Diabetes (T1D) in adult and pediatric patients aged 8 years and older with Stage 2 T1D. Teplizumab was acquired from us by Provention Bio, Inc. (Provention) in 2018, pursuant to an asset purchase agreement (Provention APA). In March 2023, the FDA approved ZYNYZ™ (retifanlimab-dlwr), a humanized monoclonal antibody targeting programmed death receptor-1 (PD-1). Retifanlimab was previously developed by us and licensed to Incyte Corporation (Incyte) pursuant to an exclusive global collaboration and license agreement in October 2017.
Our operations to date have concentrated on developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, operating manufacturing facilities, business planning and raising capital. We only began generating revenues from the sale of products in 2021. We have financed our operations primarily through the public and private offerings of our securities, and collaborations with other biopharmaceutical companies. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2024, combined with anticipated and potential collaboration payments, product revenue, contract manufacturing revenue, and royalties, should enable us to fund our operations into 2026. Our expected funding requirements reflect anticipated expenditures related to the Phase 2 TAMARACK clinical trial of vobramitamab duocarmazine (vobra duo) in metastatic castration-resistant prostate cancer (mCRPC), our Phase 2 LORIKEET study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.
Through March 31, 2024, we had an accumulated deficit of $1.2 billion. We expect that over the next several years this deficit will increase as we continue to incur research and development expense in connection with our ongoing activities and several clinical studies.
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

Collaborations

We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte. We have an exclusive global collaboration and license agreement with Incyte for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Under this agreement, as amended, Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. We received an upfront payment of $150.0 million and milestone payments totaling $115.0 million from Incyte through March 31, 2024, including $15.0 million upon the FDA approval of ZYNYZ (retifanlimab-dlwr) in March 2023. We are eligible to receive an additional $320.0 million in development and regulatory milestones and $330.0 million in commercial milestones. We are also eligible to receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement) and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
•Gilead. In 2022, we and Gilead Sciences, Inc. (Gilead) entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024 and create bispecific cancer antibodies using our DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the Gilead Agreement, we will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license to develop and commercialize MGD024 and other bispecific antibodies of ours that bind CD123 and CD3 (CD123 Option). The agreement also grants Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by us and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). As part of the Gilead Agreement, Gilead paid us a non-refundable upfront payment of $60.0 million and we will be eligible to receive up to $1.7 billion in target nomination, option fees, and development, regulatory and commercial milestones, assuming Gilead exercises the CD123 Option and Research Program Option, successfully develops and commercializes MGD024 or other CD123 products developed under the agreement, and products result from the two additional research programs. Assuming exercise of the CD123 Option, we will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs. In 2023, Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program) and paid us a $15.7 million nomination fee. We granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which we will provide research and development services. On January 11, 2024, the parties amended the Gilead Agreement to revise certain matters related to intellectual property in the performance of the research plans under the agreement.
Critical Accounting Estimates
Our critical accounting estimates are policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting estimates is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes with respect to our critical accounting estimates during the three months ended March 31, 2024.

Results of Operations
Revenue
The following represents a comparison of our revenue for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three Months Ended March 31,
	2024	2023	Change	%
Collaborative and other agreements	$1.4	$16.7	$(15.3)	(92)%
Product sales, net	4.9	3.5	1.4	40%
Contract manufacturing	2.3	3.6	(1.3)	(36)%
Royalty revenue	0.1	0.4	(0.3)	(75)%
Government agreements	0.4	0.3	0.1	33%
Total revenue	$9.1	$24.5	$(15.4)	(63)%
The decrease in revenue of $15.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to:
•a decrease of $15.0 million due to milestone payments under the Incyte License Agreement received in the first quarter of 2023;
•a decrease of $1.4 million in revenue recognized under the Incyte Manufacturing and Clinical Supply Agreement; and
•a decrease of $1.3 million in revenue recognized under the Incyte Clinical Supply Agreement.
These decreases were partially offset by:
•an increase of $1.4 million in MARGENZA net product sales; and
•an increase of $0.6 million in revenue recognized under the Gilead Agreement.
Revenue from collaborative and other agreements may vary substantially from period to period depending on the progress made by our collaborators with their product candidates and the timing of milestones achieved under current agreements, and whether we enter into additional collaboration agreements.
Cost of Product Sales
Cost of product sales was $0.3 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Cost of product sales consists primarily of product royalties and fill finish costs. Product sold during both periods consisted of drug product that was previously charged to research and development expense prior to FDA approval of MARGENZA, which favorably impacted our gross margin. We expect cost of product sales to continue to be positively impacted as we sell through this drug product.
Cost of Manufacturing Services
Cost of manufacturing services was $1.8 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively. Cost of manufacturing services for both periods includes the costs to provide manufacturing services to produce certain Incyte bulk drug substance under the Incyte Manufacturing and Clinical Supply Agreement. We expect cost of manufacturing services to vary from period to period based on the agreed-upon manufacturing schedule.
Research and Development Expense
The following represents a comparison of our research and development expense for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three Months Ended March 31,
	2024	2023	Change	%
Vobramitamab duocarmazine	$9.7	$9.1	$0.6	7%
Lorigerlimab	9.6	7.6	2.0	26%
MGC028	6.1	0.8	5.3	663%
Other antibody-drug conjugates (ADCs)	4.6	3.1	1.5	48%
MGC026	4.0	5.2	(1.2)	(23)%
Margetuximab	3.1	5.3	(2.2)	(42)%
MGD024	2.8	1.6	1.2	75%
Next-generation T-cell engagers (a)	2.5	2.9	(0.4)	(14)%
Retifanlimab	1.0	0.3	0.7	233%
DART molecules under HIV government contract	0.7	0.5	0.2	40%
IMGC936	0.5	0.8	(0.3)	(38)%
Enoblituzumab	0.3	1.5	(1.2)	(80)%
Flotetuzumab	0.1	2.2	(2.1)	(95)%
Tebotelimab	0.1	2.6	(2.5)	(96)%
Other programs (a)	0.9	2.4	(1.5)	(63)%
Total research and development expense	$46.0	$45.9	$0.1	—%
(a) Includes research and discovery projects, as well as early preclinical molecules and molecules not advanced to clinical development.
Our research and development expense for the three months ended March 31, 2024 increased by $0.1 million compared to the three months ended March 31, 2023 primarily due to:
•    increased development costs related to MGC028;
•increased clinical trial costs related to lorigerlimab;
•increased development costs for other ADCs; and
•increased development and clinical costs related to MGD024.
These increases were offset by:
•decreased development, manufacturing and clinical trial costs related to tebotelimab;
•decreased development and clinical trial costs related to margetuximab, including expenses under the 2018 Zai Lab Agreement;
•decreased development and clinical trial costs related to flotetuzumab due to discontinued development of this molecule;
•decreased clinical trial costs related to enoblituzumab; and
•decreased development costs related to other programs.
There are uncertainties associated with our research and development expenses for future quarters which are impacted by multiple variables, including timing of wind down activities for recently closed studies and current and expected expenditures associated with our ongoing clinical studies.
Selling, General and Administrative Expense
Selling, general and administrative expenses were $14.7 million and $13.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase is primarily due to increased stock-based compensation expense and other professional fees.

Liquidity and Capital Resources
Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(45.6)	$(12.8)
Investing activities	24.8	28.1
Financing activities	0.2	100.1
Net change in cash and cash equivalents	$(20.6)	$115.4
Operating Activities
Net cash used in operating activities consists of our net loss adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation and changes in working capital. Net cash used in operating activities for the three months ended March 31, 2023 benefited from $15.0 million in milestones received from Incyte under the Incyte License Agreement and $15.0 million received from Provention Bio, Inc. related to the TZIELD approval milestone.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2024 and 2023 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 includes net cash proceeds from our Royalty Purchase Agreement with DRI Healthcare Acquisitions LP of $99.7 million.
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
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings and revenue from our multiple collaboration agreements. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2024 combined with anticipated and potential collaboration payments, product revenue, contract manufacturing revenue, and royalties, should enable us to fund our operations into 2026. Our expected funding requirements reflect anticipated expenditures related to the Phase 2 TAMARACK clinical trial of vobra duo in mCRPC, our Phase 2 study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.

Material Cash Requirements
During the three months ended March 31, 2024, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 As of March 31, 2024, our exposure to market risk has not changed materially since December 31, 2023. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 7, 2024.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “ Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes in the risk factors described in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 5. Other Information
10b5-1 Trading Plans
During the three months ended March 31, 2024 the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•Thomas Spitznagel, Ph.D., Senior Vice President, Technical Operations, adopted a new trading plan on March 12, 2024 (with the first trade possible under the new plan no sooner than July 2, 2024). The trading plan will be effective until July 2, 2026 and covers the potential sale of up to 398,990 shares of the Company's common stock.

Item 6.	Exhibits

10.1+	First Amendment to the Collaboration and License Agreement by and between the Company and Gilead Sciences, Inc., dated January 11, 2024

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

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
Dated: May 9, 2024