Form 10-Q
period 2024-06-30
MACROGENICS INC
filed 2024-08-06
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2024, 62,722,244 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,932	$100,956
Marketable securities	56,440	128,849
Accounts receivable	6,191	10,367
Inventory, net	1,115	1,221
Prepaid expenses and other current assets	9,273	9,946
Total current assets	156,951	251,339
Property, equipment and software, net	20,383	21,847
Operating lease right-of-use assets	22,617	23,846
Other non current assets	1,186	1,386
Total assets	$201,137	$298,418

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,236	$6,443
Accrued expenses and other current liabilities	24,446	24,239
Deferred revenue	23,818	21,651
Lease liabilities	4,406	3,775
Total current liabilities	57,906	56,108
Deferred revenue, net of current portion	55,503	59,243
Lease liabilities, net of current portion	29,651	30,196
Other non current liabilities	258	258
Total liabilities	143,318	145,805
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 62,720,969 and 62,070,627 shares outstanding at June 30, 2024 and December 31, 2023, respectively	627	621
Additional paid-in capital	1,267,822	1,254,750
Accumulated other comprehensive loss	(24)	(6)
Accumulated deficit	(1,210,606)	(1,102,752)
Total stockholders' equity	57,819	152,613
Total liabilities and stockholders' equity	$201,137	$298,418

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Collaborative and other agreements	$2,065	$6,021	$3,514	$22,708
Product sales, net	5,248	5,062	10,109	8,552
Contract manufacturing	2,893	1,587	5,169	5,202
Royalty revenue	98	—	258	421
Government agreements	493	466	851	749
Total revenues	10,797	13,136	19,901	37,632
Costs and expenses:
Cost of product sales	176	258	446	371
Cost of manufacturing services	2,647	919	4,493	4,329
Research and development	51,732	43,229	97,760	89,101
Selling, general and administrative	14,423	13,692	29,133	27,219
Total costs and expenses	68,978	58,098	131,832	121,020
Loss from operations	(58,181)	(44,962)	(111,931)	(83,388)
Gain on royalty monetization arrangement	—	100,930	—	100,930
Interest and other income	2,523	2,275	5,216	3,348
Interest and other expense	(6)	(774)	(1,139)	(1,430)
Net income (loss)	(55,664)	57,469	(107,854)	19,460
Other comprehensive income (loss):
Unrealized gain (loss) on investments	11	(80)	(18)	(67)
Comprehensive income (loss)	$(55,653)	$57,389	$(107,872)	$19,393

Net income (loss) per common share:
Basic	$(0.89)	$0.93	$(1.73)	$0.31
Diluted	$(0.89)	$0.92	$(1.73)	$0.31
Weighted average common shares outstanding:
Basic	62,663,677	61,880,096	62,477,108	61,845,151
Diluted	62,663,677	62,261,646	62,477,108	62,030,710

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	62,070,627	$621	$1,254,750	$(1,102,752)	$(6)	$152,613
Share-based compensation	—	—	5,512	—	—	5,512
Stock plan related activity	489,875	5	243	—	—	248
Unrealized loss on investments	—	—	—	—	(29)	(29)
Net loss	—	—	—	(52,190)	—	(52,190)
Balance, March 31, 2024	62,560,502	626	1,260,505	(1,154,942)	(35)	106,154
Share-based compensation	—	—	6,693	—	—	6,693
Stock plan related activity	160,467	1	624	—	—	625
Unrealized gain on investments	—	—	—	—	11	11
Net loss	—	—	—	(55,664)	—	(55,664)
Balance, June 30, 2024	62,720,969	$627	$1,267,822	$(1,210,606)	$(24)	$57,819

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	61,701,467	$617	$1,235,095	$(1,093,694)	$(5)	$142,013
Share-based compensation	—	—	4,788	—	—	4,788
Issuance of common stock, net of offering costs	95,000	1	616	—	—	617
Stock plan related activity	42,098	—	(154)	—	—	(154)
Unrealized gain on investments	—	—	—	—	13	13
Net loss	—	—	—	(38,009)	—	(38,009)
Balance, March 31, 2023	61,838,565	618	1,240,345	(1,131,703)	8	109,268
Share-based compensation	—	—	4,436	—	—	4,436
Issuance of common stock, net of offering costs	36,135	—	235	—	—	235
Stock plan related activity	63,793	1	215	—	—	216
Unrealized loss on investments	—	—	—	—	(80)	(80)
Net income	—	—	—	57,469	—	57,469
Balance, June 30, 2023	61,938,493	$619	$1,245,231	$(1,074,234)	$(72)	$171,544

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(107,854)	$19,460
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	3,652	5,795
Amortization of premiums and discounts on marketable securities	(2,254)	(1,404)
Stock-based compensation	12,204	9,224
Gain on royalty monetization arrangement	—	(100,930)
Non-cash interest expense	—	1,430
Non-cash lease expense	1,228	1,834
Other non-cash items	21	339
Changes in operating assets and liabilities:
Accounts receivable	4,176	49,812
Inventory	106	8
Prepaid expenses and other current assets	673	3,686
Other non current assets	200	(7)
Accounts payable	(1,243)	(1,104)
Accrued expenses and other current liabilities	450	(1,293)
Lease liabilities	86	(513)
Deferred revenue	(1,573)	(1,259)
Net cash used in operating activities	(90,128)	(14,922)
Cash flows from investing activities
Purchases of marketable securities	(58,505)	(148,040)
Proceeds from sale and maturities of marketable securities	133,150	63,250
Purchases of property, equipment and software	(2,494)	(645)
Proceeds from sales of equipment	80	54
Net cash provided by (used in) investing activities	72,231	(85,381)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	616
Proceeds from stock option exercises and ESPP purchases	3,270	227
Taxes paid related to net share settlement of equity awards	(2,397)	(165)
Principal payments on royalty monetization arrangement	—	(156)
Net proceeds from sale of future royalties	—	99,655
Net cash provided by financing activities	873	100,177
Net change in cash and cash equivalents	(17,024)	(126)
Cash and cash equivalents at beginning of period	100,956	108,884
Cash and cash equivalents at end of period	$83,932	$108,758

Supplemental Cash Flow Information
Property, equipment and software included in accounts payable or accruals	$36	$177

See notes to consolidated financial statements.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Nature of Operations
Description of the business
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on discovering, developing, manufacturing and commercializing innovative antibody-based therapeutics for the treatment of cancer. The Company has a pipeline of product candidates designed to target either various tumor-associated antigens or immune checkpoint molecules. These candidates are being evaluated in clinical trials sponsored by the Company or its collaborators or are in preclinical development. The Company’s clinical product candidates include multiple oncology programs which have either been created using its proprietary, antibody-based technology platforms or enabled through its technology licensing arrangements with other companies. The Company believes its product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. To date, three products originating from the Company’s pipeline of proprietary or partnered product candidates have received U.S. Food and Drug Administration (FDA) approval. In March 2021, the Company and its commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. In November 2022, the FDA approved TZIELD® (teplizumab-mzwv) to delay the onset of Stage 3 Type 1 Diabetes (T1D) in adult and pediatric patients aged 8 years and older with Stage 2 T1D. Teplizumab was acquired from the Company by Provention Bio, Inc. (Provention) in May 2018, pursuant to an asset purchase agreement. In March 2023, the FDA approved ZYNYZ®(retifanlimab-dlwr), a humanized monoclonal antibody targeting programmed death receptor-1 (PD-1). Retifanlimab was previously developed by the Company and licensed to Incyte Corporation (Incyte) pursuant to an exclusive global collaboration and license agreement in October 2017.
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
Similar to the other risk factors pertinent to the Company's business, including significant equity market volatility and availability of funding in the biotechnology sector, as well as potential issues in the global economy, credit markets and financial markets as a result of significant worldwide events, including adverse events involving financial institutions or the financial services industry, inflation and rising interest rates and geopolitical upheaval might unfavorably impact the Company's ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to these uncertainties, the Company will continue to evaluate the nature and extent of the impact of these uncertainties on its business and financial position.

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
The accompanying unaudited interim consolidated financial statements include the accounts of MacroGenics, Inc. and its wholly owned subsidiaries, MacroGenics UK Limited and MacroGenics Limited. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC) on March 7, 2024.
2. Summary of Significant Accounting Policies
During the six months ended June 30, 2024, there were no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses, as well as how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing performance. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and disclosures.
3. Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of their short-term nature. The Company accounts for recurring and non-recurring fair value measurements in accordance with FASB Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at June 30, 2024
	Total	Level 1	Level 2
Assets:
Money market funds	$43,463	$43,463	$—
U.S. Treasury securities	16,900	—	16,900
Government-sponsored enterprises	14,549	—	14,549
Corporate debt securities	24,991	—	24,991
Total assets measured at fair value(a)	$99,903	$43,463	$56,440

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2
Assets:
Money market funds	$91,665	$91,665	$—
U.S. Treasury securities	31,179	—	31,179
Government-sponsored enterprises	45,043	—	45,043
Corporate debt securities	52,627	—	52,627
Total assets measured at fair value(b)	$220,514	$91,665	$128,849
(a) Total assets measured at fair value at June 30, 2024 includes approximately $43.5 million reported in cash and cash equivalents on the consolidated balance sheet.
(b) Total assets measured at fair value at December 31, 2023 includes approximately $91.7 million reported in cash and cash equivalents on the consolidated balance sheet.
4. Marketable Securities
The following tables summarize the Company's marketable debt securities (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$16,903	$—	$(3)	$16,900
Government-sponsored enterprises	14,562	—	(13)	14,549
Corporate debt securities	24,998	—	(7)	24,991
Total	$56,463	$—	$(23)	$56,440

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$31,177	$4	$(2)	$31,179
Government-sponsored enterprises	45,041	7	(5)	45,043
Corporate debt securities	52,637	5	(15)	52,627
Total	$128,855	$16	$(22)	$128,849

All available-for-sale marketable debt securities held as of June 30, 2024 and December 31, 2023 had contractual maturities of less than one year. All of the Company's available-for-sale marketable debt securities in an unrealized loss position as of June 30, 2024 and December 31, 2023 were in a loss position for less than twelve months. Unrealized losses on available-for-sale debt securities as of June 30, 2024 and December 31, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for any periods presented. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
5. Inventory, Net
All of the Company's inventory relates to the manufacturing of MARGENZA. The following table sets forth the Company's net inventory (in thousands):

	June 30, 2024	December 31, 2023
Work in process	$—	$261
Finished goods	1,115	960
Total inventory, net	$1,115	$1,221

Prior to FDA approval of MARGENZA in December 2020, the cost of materials and expenses associated with the manufacturing of MARGENZA were recorded as research and development expense. Subsequent to FDA approval, the Company began capitalizing inventory costs related to the manufacture of MARGENZA. As of June 30, 2024, there was no reserve for unsaleable inventory. Inventory balance as of December 31, 2023 is net of a reserve of $3.1 million, for unsaleable inventory. These reserves are reflected in cost of product sales during the period they are recorded.
6. Stockholders' Equity
In March 2023, the Company entered into a sales agreement (Sales Agreement) with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. No shares were sold under the ATM offering during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company sold 95,000 shares of common stock at a weighted average price per share of $6.60, resulting in net proceeds of approximately $0.6 million, net of offering expenses.
7. Revenue
Collaborative and Other Agreements
Incyte Corporation
Incyte License Agreement
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte, which was amended in March 2018, April 2022, July 2022 and July 2024 (see Note 10, Subsequent Events, for additional information), for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017. The Company manufactures a portion of Incyte’s global commercial supply of retifanlimab. In March 2023, the FDA approved Incyte's Biologics License Application (BLA) for ZYNYZ (retifanlimab-dlwr) for the treatment of adults with metastatic or recurrent locally advanced Merkel cell carcinoma. Incyte has stated it is pursuing development of retifanlimab in potentially registration-enabling studies, including in patients with squamous cell carcinoma of the anal canal, MSI-high endometrial cancer and non-small cell lung cancer. Incyte is also pursuing development of retifanlimab in combination with multiple product candidates from its pipeline.
Under the terms of the Incyte License Agreement, as amended, Incyte will lead global development of retifanlimab. Assuming successful development and commercialization by Incyte in multiple indications, the Company could receive up to a total of $425.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. From the inception of the Incyte License Agreement through June 30, 2024, the Company has recognized $115.0 million in development milestones under the Incyte License Agreement, including $15.0 million received following the FDA approval of ZYNYZ. Additionally, the Company received $100.0 million of milestones subsequent to June 30, 2024 (see Note 10, Subsequent Events, for additional information). The Company is also eligible to receive tiered royalties of 15% to 24% on global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the

Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under the provisions of ASC Topic 606, Revenue from Contracts with Customers (ASC 606) at inception and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. From 2018 through June 30, 2024, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $115.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab. Therefore, the associated consideration was added to the estimated transaction price and was recognized as revenue.

The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. The Company recognized $0.1 million and $0.3 million in revenue under the Incyte License Agreement during the three and six months ended June 30, 2024, respectively. The Company recognized the $15.0 million ZYNYZ approval milestone as revenue under the Incyte License Agreement during the six months ended June 30, 2023.
Incyte Clinical Supply Agreement
In 2018, the Company entered into an agreement with Incyte, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated the Incyte Clinical Supply Agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. The Company recognized a de minimis amount of revenue during the three months ended June 30, 2024 and revenue of $0.1 million during the three months ended June 30, 2023, for services performed under the Incyte Clinical Supply Agreement. During the six months ended June 30, 2024 and 2023, the Company recognized revenue of $0.1 million and $1.4 million, respectively, for services performed under the Incyte Clinical Supply Agreement.
Incyte Commercial Supply Agreement
In 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor costs incurred) related to the manufacturing services. During the three and six months ended June 30, 2024, the Company recognized revenue of $0.4 million and $0.8 million, respectively, for services performed under the Incyte Commercial Supply Agreement. During the three and six months ended June 30, 2023, the Company recognized revenue of $0.1 million for the services performed under the Incyte Commercial Supply Agreement.
Gilead Sciences, Inc
In 2022, the Company and Gilead Sciences, Inc. (Gilead) entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024, an investigational, bispecific antibody that binds CD123 and CD3 (CD123 Option), and create bispecific cancer antibodies using the Company’s DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the agreement, the Company will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license under the Company’s intellectual property to develop and commercialize MGD024 and other bispecific antibodies of MacroGenics that bind CD123 and CD3. The agreement also grants Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by the Company and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). Gilead nominated the first of the two research programs in September 2023. On January 11, 2024, the parties amended the Gilead Agreement to revise certain matters related to intellectual property in the performance of the research plans under the agreement.
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
The Company recorded revenue of $0.2 million for each of the three month periods ended June 30, 2024 and 2023 related to the Gilead Agreement. During the six months ended June 30, 2024 and 2023, the Company recorded revenue of $0.5 million and $0.6 million, respectively, related to the Gilead Agreement. As of June 30, 2024, $57.8 million in revenue was deferred under this agreement, $2.3 million of which was current and $55.5 million of which was non-current. As of December 31, 2023, $58.3 million in revenue was deferred under this agreement, $2.2 million of which was current and $56.1 million of which was non-current.
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
In accordance with ASC 606, the Company determined that the initial transaction price for the First Research Program agreement was $15.7 million, consisting of the non-refundable payment paid by Gilead. The Company is recognizing revenue over the estimated period to complete the services using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the research and development services. In June 2024, the Company received variable consideration totaling $3.3 million from Gilead upon achievement of a research plan milestone. The variable consideration was added to the transaction price and allocated to the performance obligation to determine the amount of related revenue to be recognized. A proportional amount was recognized based on the input cost to cost measurement of work completed to date.
During the three and six months ended June 30, 2024, the Company recorded revenue of $1.3 million and $2.0 million, respectively, related to the First Research Program. As of June 30, 2024, $16.2 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2023, $14.9 million in revenue was deferred under this agreement, $11.8 million of which was current and $3.1 million of which was non-current.
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
During the three months ended June 30, 2024 and 2023 the Company recognized revenue of $2.1 million and $1.6 million, respectively, under the Incyte Manufacturing and Clinical Supply Agreement. During the six months ended June 30, 2024 and 2023, the Company recognized revenue of $4.3 million and $5.2 million, respectively, under the Incyte Manufacturing and Clinical Supply Agreement. As of June 30, 2024, $5.2 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2023, $7.0 million in revenue was deferred under this agreement, all of which was current.
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
Since the inception of the NIAID Contract, NIAID has exercised the two options contemplated in the original contract and executed modifications such that the total funded contract value as of June 30, 2024 is $25.1 million. In addition, the most recent modification changed the period of performance under the NIAID Contract to end in September 2024. The Company recorded revenue of $0.5 million in each of the three month periods ended June 30, 2024 and 2023 under the NIAID contract. During the six months ended June 30, 2024 and 2023, the Company recognized revenue under the NIAID Contract of $0.9 million and $0.7 million, respectively.
8. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (IRC), and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the six months ended June 30, 2024, 44,129 shares of common stock were purchased under the 2016 ESPP.
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
The 2023 Plan was effective as of stockholder approval in May 2023. The 2023 Plan provides for grants of stock options and other stock-based awards, as well as cash-based performance awards. The 2023 Plan authorized the issuance of up to an aggregate of 4,850,000 shares of common stock. In May 2024, the board and stockholders of the Company approved an amendment to the 2023 Plan to increase the number of shares of common stock available for issuance thereunder by 2,000,000 shares. Accordingly, the maximum number of shares of common stock authorized for issuance under the 2023 Plan has been increased to 6,850,000 shares. If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards.
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$3,264	$2,199	$6,093	$4,661
Selling, general and administrative	3,387	2,192	6,111	4,563
Total stock-based compensation expense	$6,651	$4,391	$12,204	$9,224
Employee stock options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended June 30,
	2024	2023
Expected dividend yield	0%	0%
Expected volatility	94.9% -114.3%	94.4% - 94.9%
Risk-free interest rate	4.0% - 4.7%	3.5% - 3.9%
Expected term	6.06 years	5.88 years
The following table summarizes stock option activity during the six months ended June 30, 2024:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	12,223,637	$15.11	6.7
Granted	1,903,482	16.45
Exercised	(330,641)	9.43
Forfeited	(119,105)	11.80
Expired	(171,485)	22.83
Outstanding, June 30, 2024	13,505,888	15.37	6.7	$160
As of June 30, 2024:
Exercisable	8,404,002	18.11	5.4	111
Vested and expected to vest	12,415,387	15.78	6.5	148
As of June 30, 2024, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $30.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years. The following table summarizes additional information on stock options (in thousands, except per share amounts):

	Six Months Ended June 30,
	2024	2023
Weighted-average fair value per share of stock options granted	$12.99	$3.78
Total intrinsic value of stock options exercised	$2,615	$56
Total cash received for stock options exercised	$3,117	$36
Total grant date fair value of stock options vested	$7,344	$3,533

Restricted Stock Units
Restricted stock units (RSUs) are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSUs is recognized and amortized on a straight-line basis over the requisite service period of the award.
The following table summarizes RSU activity during the six months ended June 30, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2023	905,614	$5.97
Granted	649,715	17.04
Vested	(415,591)	7.09
Forfeited	(24,141)	13.14
Outstanding, June 30, 2024	1,115,597	11.84

At June 30, 2024, there was $9.2 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 1.6 years.
9. In-licensing arrangement
In January 2022, the Company entered into a non-exclusive license agreement with Synaffix B.V., a Lonza company, (Synaffix) to develop, manufacture and commercialize up to three antibody-drug conjugate targets using Synaffix’s proprietary technology. The Company made an upfront payment to Synaffix upon contract execution. In March 2023, the Company and Synaffix amended the agreement, adding four additional targets. Assuming all seven targets are successfully developed and commercialized, the Company would be obligated to pay up to $2.8 billion for development, regulatory and sales milestones. Finally, pursuant to the terms of this license agreement, as amended, upon commencement of commercial sales of any products developed from these targets, the Company would be required to pay Synaffix tiered royalties in the low‑single digit percentages on net sales of the respective products. The Company may terminate this agreement at any time with 30 days’ notice to Synaffix. Amounts paid to Synaffix under this agreement are recorded as research and development expense in the consolidated statement of operations. During the three and six months ended June 30, 2024, the Company recorded expense of $1.0 million and $3.4 million, respectively, under this agreement. During the three and six months ended June 30, 2023 the company recorded expense of $1.7 million under this agreement.
10. Subsequent Event
In July 2024, the Company and Incyte entered into an amendment to the Incyte License Agreement, pursuant to which certain milestones were deemed to have been met, resulting in $100.0 million in milestone payments to the Company. The Company received the milestone payments in August 2024.

On July 26, 2024, a putative securities class action suit, entitled Crain v. MacroGenics, Inc. (Case No. 24-cv-02184), was filed in the U.S. District Court for the District of Maryland against the Company and Scott Koenig, the Company’s President, Chief Executive Officer and a member of the Company’s Board of Directors, alleging violations of securities laws during 2024. The suit asserts certain claims under Section 10 and Rule 10b-5 of the Securities and Exchange Act of 1934 based on alleged misstatements or omissions concerning the Company's TAMARACK Phase 2 study of vobramitamab duocarmazine (vobra duo) in patients with metastatic castration-resistant prostate cancer (mCRPC). The Company plans to vigorously defend against these claims. Currently, no reserve has been established for any potential liability related to this suit.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations is based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with U.S. generally accepted accounting principles (GAAP), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Overview
We are a biopharmaceutical company focused on discovering, developing, manufacturing and commercializing innovative antibody-based therapeutics for the treatment of cancer. We have a pipeline of product candidates designed to target either various tumor-associated antigens or immune checkpoint molecules. These candidates are being evaluated in clinical trials sponsored by us or our collaborators or are in preclinical development. Our clinical product candidates include multiple oncology programs which have either been created using our proprietary, antibody-based technology platforms or enabled through our technology licensing arrangements with other companies. We believe our product candidates have the potential, if approved for marketing by regulatory authorities, to have a meaningful effect on treating patients' unmet medical needs as monotherapy or, in some cases, in combination with other therapeutic agents. To date, three products originating from our pipeline of proprietary or partnered product candidates have received U.S. Food and Drug Administration (FDA) approval. In March 2021, we and our commercialization partner commenced U.S. marketing of MARGENZA (margetuximab-cmkb), a human epidermal growth factor receptor 2 (HER2) antagonist indicated, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. In November 2022, the FDA approved TZIELD® (teplizumab-mzwv) to delay the onset of Stage 3 Type 1 Diabetes (T1D) in adult and pediatric patients aged 8 years and older with Stage 2 T1D. Teplizumab was acquired from us by Provention Bio, Inc. (Provention) in 2018, pursuant to an asset purchase agreement (Provention APA). In March 2023, the FDA approved ZYNYZ® (retifanlimab-dlwr), a humanized monoclonal antibody targeting programmed death receptor-1 (PD-1). Retifanlimab was previously developed by us and licensed to Incyte Corporation (Incyte) pursuant to an exclusive global collaboration and license agreement in October 2017 (Incyte License Agreement).
Our operations to date have concentrated on developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, operating manufacturing facilities, business planning and raising capital. We only began generating revenues from the sale of products in 2021. We have financed our operations primarily through the public and private offerings of our securities, and collaborations with other biopharmaceutical companies. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2024, combined with the $100.0 million payment we received from Incyte in August 2024 related to certain milestones deemed to have been met under the Incyte License Agreement (see Note 10, Subsequent Events, of the Notes to Consolidated Financial Statements, for additional information), anticipated and potential collaboration payments, product revenue, contract manufacturing revenue, and royalties, should enable us to fund our operations into 2026. Our expected funding requirements reflect anticipated expenditures related to the ongoing Phase 2 TAMARACK clinical trial of vobramitamab duocarmazine (vobra duo) in metastatic castration-resistant prostate cancer (mCRPC), our ongoing Phase 2 LORIKEET study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.
Through June 30, 2024, we had an accumulated deficit of $1.2 billion. We expect that over the next several years this deficit will increase as we continue to incur research and development expense in connection with our ongoing activities and several clinical studies.
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

Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte. We have an exclusive global collaboration and license agreement with Incyte for retifanlimab, an investigational monoclonal antibody that inhibits PD-1. Under this agreement, as amended, Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. We received an upfront payment of $150.0 million and milestone payments totaling $115.0 million from Incyte through June 30, 2024, including $15.0 million upon the FDA approval of ZYNYZ (retifanlimab-dlwr) in March 2023. In July 2024, we entered into an amendment to the Incyte License Agreement, pursuant to which certain milestones were deemed to have been met, resulting in $100.0 million in milestone payments received subsequent to June 30, 2024. We are eligible to receive an additional $210.0 million in development and regulatory milestones and $330.0 million in commercial milestones. We receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement) and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
•Gilead. In 2022, we and Gilead Sciences, Inc. (Gilead) entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024 and create bispecific cancer antibodies using our DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the Gilead Agreement, we will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license to develop and commercialize MGD024 and other bispecific antibodies of ours that bind CD123 and CD3 (CD123 Option). The agreement also grants Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by us and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). As part of the Gilead Agreement, Gilead paid us a non-refundable upfront payment of $60.0 million and we will be eligible to receive up to $1.7 billion in target nomination, option fees, and development, regulatory and commercial milestones, assuming Gilead exercises the CD123 Option and Research Program Option, successfully develops and commercializes MGD024 or other CD123 products developed under the agreement, and products result from the two additional research programs. Assuming exercise of the CD123 Option, we will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs. In 2023, Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program) and paid us a $15.7 million nomination fee. We granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which we will provide research and development services. In January 2024, the parties amended the Gilead Agreement to revise certain matters related to intellectual property in the performance of the research plans under the agreement. In June 2024, Gilead paid us variable consideration totaling $3.3 million upon achievement of a research plan milestone.
Critical Accounting Estimates
Our critical accounting estimates are policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting estimates is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes with respect to our critical accounting estimates during the six months ended June 30, 2024.

Results of Operations
Revenue
The following represents a comparison of our revenue for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Collaborative and other agreements	$2.1	$6.0	$(3.9)	(65)%	$3.5	$22.7	$(19.2)	(85)%
Product sales, net	5.2	5.0	0.2	4%	10.1	8.6	1.5	17%
Contract manufacturing	2.9	1.6	1.3	81%	5.2	5.2	—	—%
Royalty revenue	0.1	—	0.1	N/A	0.3	0.4	(0.1)	(25)%
Government agreements	0.5	0.5	—	—%	0.8	0.7	0.1	14%
Total revenue	$10.8	$13.1	$(2.3)	(18)%	$19.9	$37.6	$(17.7)	(47)%
The decrease in revenue of $2.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to:
•a decrease of $5.5 million in revenue recognized under the Provention APA.
This decrease was partially offset by:
•an increase of $1.3 million in revenue recognized under the Gilead Agreement;
•an increase of $0.8 million in revenue recognized under our manufacturing services agreements with Emergent Product Development Gaithersburg Inc. (Emergent Manufacturing Agreements); and
•an increase of $0.5 million in revenue recognized under the Incyte Manufacturing and Clinical Supply Agreement.
The decrease in revenue of $17.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to:
•a decrease of $15.0 million due to milestone payments under the Incyte License Agreement received in the first quarter of 2023;
•a decrease of $5.5 million in revenue recognized under the Provention APA;
•a decrease of $1.3 million in revenue recognized under the Incyte Clinical Supply Agreement; and
•a decrease of $0.9 million in revenue recognized under the Incyte Manufacturing and Clinical Supply Agreement.
These decreases were partially offset by:
•an increase of $1.9 million in revenue recognized under the Gilead Agreement; and
•an increase of $1.5 million in MARGENZA net product sales.
Revenue from collaborative and other agreements may vary substantially from period to period depending on the progress made by our collaborators with their product candidates and the timing of milestones achieved under current agreements, and whether we enter into additional collaboration agreements.
Cost of Product Sales
For the three months ended June 30, 2024 and 2023, cost of product sales was $0.2 million and $0.3 million, respectively. Cost of product sales was $0.4 million, for both the six months ended June 30, 2024 and 2023. Cost of product sales consists primarily of product royalties and fill finish costs. Product sold during both periods consisted of drug product that was previously charged to research and development expense prior to FDA approval of MARGENZA, which favorably impacted our gross margin. We expect cost of product sales to continue to be positively impacted as we sell through this drug product.
Cost of Manufacturing Services
For the three months ended June 30, 2024 and 2023, cost of manufacturing services was $2.6 million and $0.9 million, respectively. Cost of manufacturing services was $4.5 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively. Cost of manufacturing services includes the costs to provide manufacturing services to produce certain Incyte bulk drug substance under the Incyte Manufacturing and Clinical Supply Agreement during both 2023 and 2024. Cost of manufacturing services includes the costs incurred under the Emergent Manufacturing Agreements in 2024. We expect cost of manufacturing services to vary from period to period based on the agreed-upon manufacturing schedule.
Research and Development Expense
The following represents a comparison of our research and development expense for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Vobramitamab duocarmazine	$12.0	$12.3	$(0.3)	(2)%	$21.7	$21.5	$0.2	1%
Lorigerlimab	11.0	7.8	3.2	41%	20.6	15.4	5.2	34%
MGC028	9.7	2.8	6.9	246%	15.9	3.6	12.3	342%
Other antibody-drug conjugates (ADCs)	4.7	1.0	3.7	370%	9.3	4.1	5.2	127%
MGC026	3.9	4.4	(0.5)	(11)%	7.9	9.6	(1.7)	(18)%
Margetuximab	2.9	4.3	(1.4)	(33)%	6.0	9.6	(3.6)	(38)%
MGD024	2.2	1.9	0.3	16%	4.9	3.5	1.4	40%
Next-generation T-cell engagers (a)	2.1	3.1	(1.0)	(32)%	4.6	6.0	(1.4)	(23)%
Enoblituzumab	0.4	0.8	(0.4)	(50)%	0.8	2.3	(1.5)	(65)%
Retifanlimab	0.3	0.2	0.1	50%	1.3	0.5	0.8	160%
Other programs (a) (b)	2.5	4.6	(2.1)	(46)%	4.8	13.0	(8.2)	(63)%
Total research and development expense	$51.7	$43.2	$8.5	20%	$97.8	$89.1	$8.7	10%
(a) Includes research and discovery projects, as well as early preclinical molecules and molecules not advanced to clinical development.
(b) Includes discontinued projects.
Our research and development expense for the three months ended June 30, 2024 increased by $8.5 million compared to the three months ended June 30, 2023 primarily due to:
•increased development, manufacturing and IND-enabling costs related to MGC028;
•increased development costs for other ADCs; and
•increased clinical trial costs related to lorigerlimab.
These increases were offset by:
•decreased development and clinical trial costs related to margetuximab;
•decreased development costs related to t-cell engagers; and
•decreased development, manufacturing and clinical trial costs related to discontinued projects.
Our research and development expense for the six months ended June 30, 2024 increased by $8.7 million compared to the six months ended June 30, 2023 primarily due to:
•    increased development, manufacturing and IND-enabling costs related to MGC028;
•increased development costs for other ADCs; and
•increased clinical trial costs related to lorigerlimab.
These increases were offset by:
•decreased development, manufacturing and clinical trial costs related to discontinued projects;
•decreased development and clinical trial costs related to margetuximab;

•decreased development costs related to MGC026;
•decreased clinical trial costs related to enoblituzumab; and
•decreased development costs related to t-cell engagers.
There are uncertainties associated with our research and development expenses for future quarters which are impacted by multiple variables, including timing of wind down activities for recently closed studies and current and expected expenditures associated with our ongoing clinical studies.
Selling, General and Administrative Expense
Selling, general and administrative expenses were $14.4 million and $13.7 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, selling, general and administrative expenses were $29.1 million and $27.2 million, respectively. The increase for both periods is primarily due to increased stock-based compensation expense.

Gain on Royalty Monetization Arrangement
During the three and six months ended June 30, 2023, we entered into a tripartite agreement with DRI Healthcare Acquisitions LP (DRI) and Sanofi S.A. (Sanofi), whereby we consented to the sale of DRI’s royalty interest in TZIELD and the related milestone payment obligations to Sanofi. The execution of the tripartite agreement resulted in a modification to the liability related to future royalties, and we recognized a $100.9 million gain on royalty monetization arrangement.
Liquidity and Capital Resources
Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(90.1)	$(14.9)
Investing activities	72.2	(85.4)
Financing activities	0.9	100.2
Net change in cash and cash equivalents	$(17.0)	$(0.1)
Operating Activities
Net cash used in operating activities consists of our net loss adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation and changes in working capital. Net cash used in operating activities for the six months ended June 30, 2023 benefited from $15.0 million in milestones received from Incyte under the Incyte License Agreement.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2024 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in investing activities during the six months ended June 30, 2023 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities.
Financing Activities
Net cash provided by financing activity for the six months ended June 30, 2024 includes proceeds from stock option exercises and ESPP purchases, offset by taxes paid related to net share settlement of equity awards. Net cash provided by financing activities for the six months ended June 30, 2023 includes net cash proceeds from our Royalty Purchase Agreement with DRI of $99.7 million.

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
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings and revenue from our multiple collaboration agreements. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2024, combined with the $100.0 million payment we received from Incyte in August 2024 related to certain milestones deemed to have been met under the Incyte License Agreement, anticipated and potential collaboration payments, product revenue, contract manufacturing revenue, and royalties, should enable us to fund our operations into 2026. Our expected funding requirements reflect anticipated expenditures related to the ongoing Phase 2 TAMARACK clinical trial of vobra duo in mCRPC, our ongoing Phase 2 study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.
Material Cash Requirements
During the six months ended June 30, 2024, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 As of June 30, 2024, our exposure to market risk has not changed materially since December 31, 2023. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 7, 2024.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under Note 10 - Subsequent Events contained in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “ Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes in the risk factors described in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 5. Other Information
10b5-1 Trading Plans
During the three months ended June 30, 2024, none of the Company's directors or officers have adopted, modified, or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Dated: August 6, 2024