Form 10-Q
period 2024-09-30
MACROGENICS INC
filed 2024-11-05
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2024, 62,763,448 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at September 30, 2024 (unaudited) and December 31, 2023

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and September 30, 2023 (unaudited)

Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2024 and September 30, 2023 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 5.	Other Information

Item 6.	Exhibits

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
•the expected closing of the sale of MARGENZA to TerSera Therapeutics, LLC, or TerSera, in the fourth quarter of 2024 and anticipated receipt of sales milestone payments in connection with the sale of MARGENZA to TerSera;
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
•our failure to maintain effective internal controls; and
•the impact of legislative and regulatory developments, public health crises, geopolitical tensions or other macroeconomic factors on our business, operations, clinical programs, manufacturing, financial results and other aspects of our business.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$179,625	$100,956
Marketable securities	20,738	128,849
Accounts receivable	8,750	10,367
Inventory, net	3,244	1,221
Prepaid expenses and other current assets	9,839	9,946
Total current assets	222,196	251,339
Property, equipment and software, net	19,100	21,847
Operating lease right-of-use assets	22,011	23,846
Other non current assets	1,185	1,386
Total assets	$264,492	$298,418

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,613	$6,443
Accrued expenses and other current liabilities	24,644	24,239
Deferred revenue	23,308	21,651
Lease liabilities	4,744	3,775
Total current liabilities	59,309	56,108
Deferred revenue, net of current portion	55,503	59,243
Lease liabilities, net of current portion	29,356	30,196
Other non current liabilities	258	258
Total liabilities	144,426	145,805
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 62,763,120 and 62,070,627 shares outstanding at September 30, 2024 and December 31, 2023, respectively	627	621
Additional paid-in capital	1,273,722	1,254,750
Accumulated other comprehensive income (loss)	14	(6)
Accumulated deficit	(1,154,297)	(1,102,752)
Total stockholders' equity	120,066	152,613
Total liabilities and stockholders' equity	$264,492	$298,418

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Collaborative and other agreements	$101,408	$895	$105,180	$24,024
Product sales, net	4,161	4,695	14,270	13,247
Contract manufacturing	4,573	4,462	9,742	9,664
Government agreements	566	345	1,417	1,094
Total revenues	110,708	10,397	130,609	48,029
Costs and expenses:
Cost of product sales	168	85	614	456
Cost of manufacturing services	1,702	3,274	6,195	7,603
Research and development	40,543	30,131	138,304	119,232
Selling, general and administrative	14,104	12,409	43,237	39,628
Total costs and expenses	56,517	45,899	188,350	166,919
Income (loss) from operations	54,191	(35,502)	(57,741)	(118,890)
Gain on royalty monetization arrangement	—	50,000	—	150,930
Interest and other income	2,118	3,056	7,335	6,404
Interest and other expense	—	—	(1,139)	(1,430)
Net income (loss)	56,309	17,554	(51,545)	37,014
Other comprehensive income (loss):
Unrealized gain (loss) on investments	38	38	20	(30)
Comprehensive income (loss)	$56,347	$17,592	$(51,525)	$36,984

Net income (loss) per common share:
Basic	$0.90	$0.28	$(0.82)	$0.60
Diluted	$0.90	$0.28	$(0.82)	$0.60
Weighted average common shares outstanding:
Basic	62,744,005	61,980,680	62,566,723	61,890,824
Diluted	62,865,841	62,244,602	62,566,723	62,090,343

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	62,070,627	$621		$1,254,750	$(1,102,752)	$(6)	$152,613
Share-based compensation	—	—		5,512	—	—	5,512
Stock plan related activity	489,875	5		243	—	—	248
Unrealized loss on investments	—	—		—	—	(29)	(29)
Net loss	—	—		—	(52,190)	—	(52,190)
Balance, March 31, 2024	62,560,502	626	—	1,260,505	(1,154,942)	(35)	106,154
Share-based compensation	—	—		6,693	—	—	6,693
Stock plan related activity	160,467	1		624	—	—	625
Unrealized gain on investments	—	—		—	—	11	11
Net loss	—	—		—	(55,664)	—	(55,664)
Balance, June 30, 2024	62,720,969	627		1,267,822	(1,210,606)	(24)	57,819
Share-based compensation	—	—		5,969	—	—	5,969
Stock plan related activity	42,151	—		(69)	—	—	(69)
Unrealized gain on investments	—	—		—	—	38	38
Net income	—	—		—	56,309	—	56,309
Balance, September 30, 2024	62,763,120	$627		$1,273,722	$(1,154,297)	$14	$120,066

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	61,701,467	$617	$1,235,095	$(1,093,694)	$(5)	$142,013
Share-based compensation	—	—	4,788	—	—	4,788
Issuance of common stock, net of offering costs	95,000	1	616	—	—	617
Stock plan related activity	42,098	—	(154)	—	—	(154)
Unrealized gain on investments	—	—	—	—	13	13
Net loss	—	—	—	(38,009)	—	(38,009)
Balance, March 31, 2023	61,838,565	618	1,240,345	(1,131,703)	8	109,268
Share-based compensation	—	—	4,436	—	—	4,436
Issuance of common stock, net of offering costs	36,135	—	235	—	—	235
Stock plan related activity	63,793	1	215	—	—	216
Unrealized loss on investments	—	—	—	—	(80)	(80)
Net income	—	—	—	57,469	—	57,469
Balance, June 30, 2023	61,938,493	619	1,245,231	(1,074,234)	(72)	171,544
Share-based compensation	—	—	4,746	—	—	4,746
Issuance of common stock, net of offering costs	36,135	—	187	—	—	187
Stock plan related activity	54,276	1	(90)	—	—	(89)
Unrealized gain on investments	—	—	—	—	38	38
Net income	—	—	—	17,554	—	17,554
Balance, September 30, 2023	62,028,904	$620	$1,250,074	$(1,056,680)	$(34)	$193,980

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(51,545)	$37,014
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	5,487	7,745
Amortization of premiums and discounts on marketable securities	(2,625)	(3,276)
Stock-based compensation	18,174	14,014
Gain on royalty monetization arrangement	—	(150,930)
Non-cash interest expense	—	1,430
Non-cash lease expense	1,835	2,703
Other non-cash items	2	423
(Gain) loss on disposal of assets	(57)	111
Changes in operating assets and liabilities:
Accounts receivable	1,616	30,911
Inventory	(2,023)	385
Prepaid expenses and other current assets	108	1,651
Other non current assets	200	(7)
Accounts payable	170	(1,607)
Accrued expenses and other current liabilities	648	(3,388)
Lease liabilities	128	(723)
Deferred revenue	(2,084)	13,376
Net cash used in operating activities	(29,966)	(50,168)
Cash flows from investing activities
Purchases of marketable securities	(63,394)	(217,216)
Proceeds from sale and maturities of marketable securities	174,150	99,390
Purchases of property, equipment and software	(3,086)	(1,144)
Proceeds from sales of equipment	160	64
Net cash provided by (used in) investing activities	107,830	(118,906)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	616
Proceeds from stock option exercises and ESPP purchases	3,276	279
Taxes paid related to net share settlement of equity awards	(2,471)	(306)
Principal payments on royalty monetization arrangement	—	(156)
Net proceeds from sale of future royalties	—	149,655
Net cash provided by financing activities	805	150,088
Net change in cash and cash equivalents	78,669	(18,986)
Cash and cash equivalents at beginning of period	100,956	108,884
Cash and cash equivalents at end of period	$179,625	$89,898

Supplemental Cash Flow Information
Property, equipment and software included in accounts payable or accruals	$—	$166

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
As a biotechnology company, the Company has primarily funded its operations with proceeds from the sale of its common stock in equity offerings and revenue from its multiple collaboration agreements. Management regularly reviews the Company’s available liquidity relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital. The Company plans to meet its future operating requirements by generating revenue from current and future strategic collaborations or other arrangements and royalties. The Company anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support its product development activities. If the Company is unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate one or more of its product research and development programs or clinical studies, reduce other operating expenses, and/or downsize its organization. Based on the Company’s most recent cash flow forecast, the Company believes its current resources are sufficient to fund its operating plans for a minimum of twelve months from the date that this Quarterly Report on Form 10-Q was filed.
Similar to the other risk factors pertinent to the Company's business, including significant equity market volatility and availability of funding in the biotechnology sector, as well as potential issues in the global economy, credit markets and financial markets as a result of significant worldwide events, including adverse events involving financial institutions or the financial services industry, inflation and geopolitical upheaval might unfavorably impact the Company's ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to these uncertainties, the Company will continue to evaluate the nature and extent of the impact of these uncertainties on its business and financial position.

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
2. Summary of Significant Accounting Policies
During the nine months ended September 30, 2024, there were no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at September 30, 2024
	Total	Level 1	Level 2
Assets:
Money market funds	$80,357	$80,357	$—
Government-sponsored enterprises	9,597	—	9,597
Corporate debt securities	11,141	—	11,141
Total assets measured at fair value(a)	$101,095	$80,357	$20,738

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2
Assets:
Money market funds	$91,665	$91,665	$—
U.S. Treasury securities	31,179	—	31,179
Government-sponsored enterprises	45,043	—	45,043
Corporate debt securities	52,627	—	52,627
Total assets measured at fair value(b)	$220,514	$91,665	$128,849
(a) Total assets measured at fair value at September 30, 2024 includes approximately $80.4 million reported in cash and cash equivalents on the consolidated balance sheet.
(b) Total assets measured at fair value at December 31, 2023 includes approximately $91.7 million reported in cash and cash equivalents on the consolidated balance sheet.
4. Marketable Securities
The following tables summarize the Company's marketable debt securities (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	9,594	3	—	9,597
Corporate debt securities	11,130	11	—	11,141
Total	$20,724	$14	$—	$20,738

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$31,177	$4	$(2)	$31,179
Government-sponsored enterprises	45,041	7	(5)	45,043
Corporate debt securities	52,637	5	(15)	52,627
Total	$128,855	$16	$(22)	$128,849

All available-for-sale marketable debt securities held as of September 30, 2024 and December 31, 2023 had contractual maturities of less than one year. All of the Company's available-for-sale marketable debt securities in an unrealized loss position as of December 31, 2023 were in a loss position for less than twelve months. Unrealized losses on available-for-sale debt securities as of December 31, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell its investments before recovery of their amortized cost bases, which may be at maturity.
5. Inventory, Net
All of the Company's inventory relates to the manufacturing of MARGENZA. The following table sets forth the Company's net inventory (in thousands):

	September 30, 2024	December 31, 2023
Work in process	$2,189	$261
Finished goods	1,055	960
Total inventory, net	$3,244	$1,221

Prior to FDA approval of MARGENZA in December 2020, the cost of materials and expenses associated with the manufacturing of MARGENZA were recorded as research and development expense. Subsequent to FDA approval, the Company began capitalizing inventory costs related to the manufacture of MARGENZA. As of September 30, 2024, there was no reserve for unsaleable inventory. The inventory balance as of December 31, 2023 is net of a reserve of $3.1 million for unsaleable inventory. These reserves are reflected in cost of product sales during the period they are recorded.
6. Stockholders' Equity
In March 2023, the Company entered into a sales agreement (Sales Agreement) with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. No shares were sold under the ATM offering during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company sold 95,000 shares of common stock at a weighted average price per share of $6.60, resulting in net proceeds of approximately $0.6 million, net of offering expenses.
7. Revenue
Collaborative and Other Agreements
Incyte Corporation
Incyte License Agreement
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte, which was amended in March 2018, April 2022, July 2022 and July 2024, for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017. The Company manufactures a portion of Incyte’s global commercial supply of retifanlimab. In March 2023, the FDA approved Incyte's Biologics License Application (BLA) for ZYNYZ (retifanlimab-dlwr) for the treatment of adults with metastatic or recurrent locally advanced Merkel cell carcinoma. Incyte has stated it is pursuing development of retifanlimab in potentially registration-enabling studies, including in patients with squamous cell carcinoma of the anal canal, MSI-high endometrial cancer and non-small cell lung cancer. Incyte is also pursuing development of retifanlimab in combination with multiple product candidates from its pipeline.
Under the terms of the Incyte License Agreement, as amended, Incyte will lead global development of retifanlimab. From the inception of the Incyte License Agreement through September 30, 2024, the Company has recognized $215.0 million for certain development and regulatory milestones under the Incyte License Agreement, including $100.0 million received in August 2024 upon entering into an amendment to the Incyte License Agreement pursuant to which certain development milestones were deemed to have been met. Assuming successful development and commercialization by Incyte in multiple indications, the Company is eligible to receive up to an additional $210.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. The Company is also eligible to receive tiered royalties of 15% to 24% on global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.

The Company evaluated the Incyte License Agreement under the provisions of ASC Topic 606, Revenue from Contracts with Customers (ASC 606) at inception and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. In July 2024, the Company and Incyte executed Amendment No. 4 to the Incyte License Agreement pursuant to which certain development milestones were deemed to have been met. The Company evaluated the amendment as a contract modification under the provisions of ASC 606 which resulted in $100.0 million of revenue being recognized during the three months ended September 30, 2024. From 2018 through September 30, 2024, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $215.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab. Therefore, the associated consideration was added to the estimated transaction price and was recognized as revenue.

The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. The Company recognized $0.1 million and $0.3 million in revenue under the Incyte License Agreement during the three and nine months ended September 30, 2024, respectively. The Company recognized the $15.0 million ZYNYZ approval milestone as revenue under the Incyte License Agreement during the nine months ended September 30, 2023.
Incyte Clinical Supply Agreement
In 2018, the Company entered into an agreement with Incyte, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated the Incyte Clinical Supply Agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. The Company recognized a de minimis amount of revenue during the three months ended September 30, 2024 and revenue of $0.2 million during the three months ended September 30, 2023 for services performed under the Incyte Clinical Supply Agreement. During the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $0.1 million and $1.7 million, respectively, for services performed under the Incyte Clinical Supply Agreement.
Incyte Commercial Supply Agreement
In 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor costs incurred) related to the manufacturing services. During the three months ended September 30, 2024 and 2023, the Company recognized revenue of $0.5 million and $0.1 million, respectively, for services performed under the Incyte Commercial Supply Agreement. During the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $1.4 million and $0.3 million, respectively, for services performed under the Incyte Commercial Supply Agreement.
Gilead Sciences, Inc
In 2022, the Company and Gilead Sciences, Inc. (Gilead) entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024, an investigational, bispecific antibody that binds CD123 and CD3, and create bispecific cancer antibodies using the Company’s DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the agreement, the Company will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license under the Company’s intellectual property to develop and commercialize MGD024 and other bispecific antibodies of MacroGenics that bind CD123 and CD3 (CD123 Option). The agreement also granted Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by the Company and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). Gilead nominated the first of the two research programs in September 2023. In January 2024, the parties amended the Gilead Agreement to revise certain matters related to intellectual property in the performance of the research plans under the agreement. On August 30, 2024, the parties amended the agreement by entering into a second letter agreement under which Gilead will pay the Company to conduct certain research and which extends the period for Gilead to select its second research target combination.
Under the terms of the Gilead Agreement, as amended, in October 2022 Gilead paid the Company an upfront payment of $60.0 million. Assuming Gilead exercises the CD123 Option and Research Program Option and successfully develops and commercializes MGD024, or other CD123 products developed under the agreement, and products result from the two additional research programs, the Company would be eligible to receive up to $1.7 billion in target nomination, option fees, and development, regulatory and commercial milestones. Assuming exercise of the CD123 Option, the Company will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs.
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

The Company is recognizing revenue related to the Development Activities performance obligation over the estimated period to complete the Development Activities using an input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the Development Activities. The Company deferred revenue recognition related to the CD123 Option. If Gilead exercises the CD123 Option and obtains an exclusive license, the Company will recognize revenue as it fulfills its obligations under the Gilead Agreement. If the CD123 Option is not exercised, the Company will recognize the entirety of the revenue in the period when the CD123 Option expires.
During each of the three month periods ended September 30, 2024 and 2023, the Company recorded revenue of $0.4 million related to the Gilead Agreement. During the nine months ended September 30, 2024 and 2023, the Company recorded revenue of $0.9 million and $1.0 million, respectively, related to the Gilead Agreement. As of September 30, 2024, $57.4 million in revenue was deferred under this agreement, $1.9 million of which was current and $55.5 million of which was non-current. As of December 31, 2023, $58.3 million in revenue was deferred under this agreement, $2.2 million of which was current and $56.1 million of which was non-current.
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
During the three months ended September 30, 2024 and 2023, the Company recorded revenue of $0.4 million and $0.1 million, respectively, related to the First Research Program. During the nine months ended September 30, 2024 and 2023, the Company recorded revenue of $2.4 million and $0.1 million, respectively, related to the First Research Program. As of September 30, 2024, $16.4 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2023, $14.9 million in revenue was deferred under this agreement, $11.8 million of which was current and $3.1 million of which was non-current.
Manufacturing Services Agreement
Incyte
In January 2022, the Company entered into a Manufacturing and Clinical Supply Agreement with Incyte (Incyte Manufacturing and Clinical Supply Agreement) to provide manufacturing services to produce certain Incyte bulk drug substance over a three-year period. Under the terms of the Incyte Manufacturing and Clinical Supply Agreement, the Company received an upfront payment of $10.0 million and was eligible to receive annual fixed payments paid quarterly over the term of the contract totaling $14.4 million. The Company will also be reimbursed for materials used to manufacture product as well as other costs incurred to provide manufacturing services. In July 2022, the Company and Incyte executed an amendment to the Incyte Manufacturing and Clinical Supply Agreement which extended the term for one year and provided for an additional annual fixed payment of $5.1 million (July 2022 Incyte Amendment).
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
During the three months ended September 30, 2024 and 2023, the Company recognized revenue of $3.8 million and $4.5 million, respectively, under the Incyte Manufacturing and Clinical Supply Agreement. During the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $8.1 million and $9.6 million, respectively, under the Incyte Manufacturing and Clinical Supply Agreement. As of September 30, 2024, $4.6 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2023, $7.0 million in revenue was deferred under this agreement, all of which was current.
Government Agreement
NIAID Contract
The Company entered into a contract with the National Institute of Allergy and Infectious Diseases (NIAID), effective as of September 15, 2015, to perform product development and to advance up to two DART molecules, MGD014 and MGD020 (NIAID Contract). Under the NIAID Contract, the Company developed these product candidates for Phase 1/2 clinical trials as therapeutic agents, in combination with latency reversing treatments, to deplete cells infected with human immunodeficiency virus (HIV) infection. NIAID does not receive goods or services from the Company under this contract, therefore the Company does not consider NIAID to be a customer and concluded this contract is outside the scope of ASC 606.
Since the inception of the NIAID Contract, NIAID has exercised the two options contemplated in the original contract and executed modifications such that the total funded contract value as of September 30, 2024 is $25.1 million. In addition, the most recent modification changed the period of performance under the NIAID Contract to end in October 2024. During the three months ended September 30, 2024 and 2023, the Company recorded revenue under the NIAID contract of $0.6 million and $0.3 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded revenue under the NIAID Contract of $1.4 million and $1.1 million, respectively.
8. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (IRC), and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the nine months ended September 30, 2024, 44,129 shares of common stock were purchased under the 2016 ESPP.
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
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2,940	$2,335	$9,033	$6,996
Selling, general and administrative	3,030	2,455	9,141	7,018
Total stock-based compensation expense	$5,970	$4,790	$18,174	$14,014
Employee stock options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Nine Months Ended September 30,
	2024	2023
Expected dividend yield	0%	0%
Expected volatility	94.9% -115.7%	76.1% - 94.9%
Risk-free interest rate	3.5% - 4.7%	3.5% - 4.4%
Expected term	6.06 years	5.88 years
The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	12,223,637	$15.11	6.7
Granted	1,950,032	16.18
Exercised	(331,916)	9.41
Forfeited	(141,409)	11.64
Expired	(259,817)	22.09
Outstanding, September 30, 2024	13,440,527	$15.30	6.4	$18
As of September 30, 2024:
Exercisable	8,970,940	$17.66	5.4	$10
Vested and expected to vest	12,435,275	$15.70	6.3	$16
As of September 30, 2024, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $26.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.4 years. The following table summarizes additional information on stock options (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2024	2023
Weighted-average fair value per share of stock options granted	$12.79	$3.78
Total intrinsic value of stock options exercised	$2,616	$61
Total cash received for stock options exercised	$3,122	$87
Total grant date fair value of stock options vested	$13,533	$13,611

Restricted Stock Units
Restricted stock units (RSUs) are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSUs is recognized and amortized on a straight-line basis over the requisite service period of the award.
The following table summarizes RSU activity during the nine months ended September 30, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2023	905,614	$5.97
Granted	649,715	17.04
Vested	(477,681)	6.90
Forfeited	(27,904)	13.07
Outstanding, September 30, 2024	1,049,744	$12.21

At September 30, 2024, there was $8.2 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 1.5 years.
9. Commitments and Contingencies
In-licensing Arrangement
In January 2022, the Company entered into a non-exclusive license agreement with Synaffix B.V., a Lonza company, (Synaffix) to develop, manufacture and commercialize up to three antibody-drug conjugate targets using Synaffix’s proprietary technology. The Company made an upfront payment to Synaffix upon contract execution. In March 2023, the Company and Synaffix amended the agreement, adding four additional targets. Assuming all seven targets are successfully developed and commercialized, the Company would be obligated to pay up to $2.8 billion for development, regulatory and sales milestones. Finally, pursuant to the terms of this license agreement, as amended, upon commencement of commercial sales of any products developed from these targets, the Company would be required to pay Synaffix tiered royalties in the low‑single digit percentages on net sales of the respective products. The Company may terminate this agreement at any time with 30 days’ notice to Synaffix. Amounts paid to Synaffix under this agreement are recorded as research and development expense in the consolidated statement of operations. No expense was incurred under this agreement during the three months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024 and 2023, the Company recorded expense of $3.4 million and $1.7 million, respectively, under this agreement.
Securities Litigation
On July 26, 2024, a putative securities class action suit, entitled Crain v. MacroGenics, Inc. (Case No. 24-cv-02184), was filed in the U.S. District Court for the District of Maryland against the Company and Scott Koenig, the Company’s President, Chief Executive Officer and a member of the Company’s Board of Directors, alleging violations of securities laws during 2024. The suit asserts certain claims under Section 10 and Rule 10b-5 of the Securities and Exchange Act of 1934 based on alleged misstatements or omissions concerning the Company's TAMARACK Phase 2 study of vobramitamab duocarmazine in patients with metastatic castration-resistant prostate cancer. The Company plans to vigorously defend against these claims. Currently, no reserve has been established for any potential liability related to this suit.
10. Net Income (Loss) Per Share
Basic income (loss) per common share is determined by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants and RSUs. 14,235,295 stock options and RSUs (common stock equivalents) were excluded from the calculation of diluted income per share for the three months ended September 30, 2024, because their inclusion would have been anti-dilutive. 12,607,056 and 12,514,638 stock options and RSUs (common stock equivalents) were excluded from the calculation of diluted income per share for the three and nine months ended September 30, 2023, respectively, because their inclusion would have been anti-dilutive.

Basic and diluted income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) used for calculation of basic and diluted EPS	$56,309	$17,554	$(51,545)	$37,014

Denominator:
Weighted average shares outstanding, basic	62,744,005	61,980,680	62,566,723	61,890,824
Effect of dilutive securities:
Stock options and restricted stock units	121,836	263,922	—	199,519
Weighted average shares outstanding, diluted	62,865,841	62,244,602	62,566,723	62,090,343

Net income (loss) per share, basic	$0.90	$0.28	$(0.82)	$0.60
Net income (loss) per share, diluted	$0.90	$0.28	$(0.82)	$0.60

11. Subsequent Event
On October 22, 2024, the Company announced it entered into an agreement with TerSera under which TerSera will acquire global rights to MARGENZA. Included in the agreement is the sale of the MARGENZA inventory, which is recorded at cost on the Consolidated Balance Sheets and disclosed in the notes to the consolidated financial statements. The transaction is expected to close in the fourth quarter of 2024, subject to customary closing conditions. Pursuant to the agreement, the Company will receive $40.0 million at closing, and is eligible to receive sales milestone payments of up to an aggregate of $35.0 million. The Company expects to pay an $8.0 million amendment fee to its current commercialization partner during the fourth quarter of 2024. No gains or losses have been recognized as of September 30, 2024 as a result of this transaction. Additionally, the sale of MARGENZA will not constitute discontinued operations.

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
Our operations to date have concentrated on developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, operating manufacturing facilities, business planning and raising capital. We only began generating revenues from the sale of products in 2021. We have financed our operations primarily through the public and private offerings of our securities, and collaborations with other biopharmaceutical companies. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of September 30, 2024, combined with the $40.0 million expected at closing of the TerSera transaction for the sale of MARGENZA (see Note 11, Subsequent Event, of the notes to Consolidated Financial Statements, for additional information), less an $8.0 million amendment fee to be paid to our current commercialization partner, plus anticipated and potential collaboration payments, contract manufacturing revenue, and royalties, should enable us to fund our operations into 2026. Our expected funding requirements reflect anticipated expenditures related to the ongoing Phase 2 TAMARACK clinical trial of vobramitamab duocarmazine (vobra duo) in metastatic castration-resistant prostate cancer (mCRPC), our ongoing Phase 2 LORIKEET study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.
Through September 30, 2024, we had an accumulated deficit of $1.2 billion. We expect that over the next several years this deficit will increase as we continue to incur research and development expense in connection with our ongoing activities and several clinical studies.
Macroeconomic Conditions
The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including adverse events involving financial institutions or the financial services industry, inflation and geopolitical upheaval (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. Prolonged uncertainty with respect to Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte. We have an exclusive global collaboration and license agreement with Incyte for retifanlimab, an investigational monoclonal antibody that inhibits PD-1. Under this agreement, as amended, Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. We received an upfront payment of $150.0 million and milestone payments totaling $215.0 million from Incyte through September 30, 2024, including $100.0 million received in August 2024. We are eligible to receive up to an additional $210.0 million in development and regulatory milestones and $330.0 million in commercial milestones. We receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are to perform development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement) and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
•Gilead. In 2022, we and Gilead Sciences, Inc. (Gilead) entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024 and create bispecific cancer antibodies using our DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the Gilead Agreement, we will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license to develop and commercialize MGD024 and other bispecific antibodies of ours that bind CD123 and CD3 (CD123 Option). The agreement also granted Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by us and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). As part of the Gilead Agreement, Gilead paid us a non-refundable upfront payment of $60.0 million and we will be eligible to receive up to $1.7 billion in target nomination, option fees, and development, regulatory and commercial milestones, assuming Gilead exercises the CD123 Option and Research Program Option, successfully develops and commercializes MGD024 or other CD123 products developed under the agreement, and products result from the two additional research programs. Assuming exercise of the CD123 Option, we will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs. In 2023, Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program) and paid us a $15.7 million nomination fee. We granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which we will provide research and development services. In January 2024, the parties amended the Gilead Agreement to revise certain matters related to intellectual property in the performance of the research plans under the agreement. In June 2024, Gilead paid us variable consideration totaling $3.3 million upon achievement of a research plan milestone. On August 30, 2024, the parties entered into a second letter agreement under which Gilead will pay us to conduct certain research and which extends the period for Gilead to select its second research target combination.
Critical Accounting Estimates
Our critical accounting estimates are policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting estimates is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes with respect to our critical accounting estimates during the nine months ended September 30, 2024.

Results of Operations
Revenue
The following represents a comparison of our revenue for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
Collaborative and other agreements	$101.4	$0.9	$100.5	NM	$105.2	$24.0	$81.2	338%
Product sales, net	4.2	4.7	(0.5)	(11)%	14.3	13.2	1.1	8%
Contract manufacturing	4.5	4.5	—	—%	9.7	9.7	—	—%
Government agreements	0.6	0.3	0.3	100%	1.4	1.1	0.3	27%
Total revenue	$110.7	$10.4	$100.3	NM	$130.6	$48.0	$82.6	172%
NM: Not meaningful
The increase in revenue of $100.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the $100.0 million milestone recognized under the Incyte License Agreement.
The increase in revenue of $82.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a net increase of $85.0 million in revenue recognized due to milestone payments received under the Incyte License Agreement.
Revenue from collaborative and other agreements may vary substantially from period to period depending on the progress made by our collaborators with their product candidates and the timing of milestones achieved under current agreements, and whether we enter into additional collaboration agreements. Following the sale of MARGENZA to TerSera, we will no longer receive revenue from MARGENZA net product sales.
Cost of Product Sales
For the three months ended September 30, 2024 and 2023, cost of product sales was $0.2 million and $0.1 million, respectively. Cost of product sales was $0.6 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. Cost of product sales consists primarily of product royalties and fill finish costs. Product sold during both periods consisted of drug product that was previously charged to research and development expense prior to FDA approval of MARGENZA, which favorably impacted our gross margin.
Cost of Manufacturing Services
For the three months ended September 30, 2024 and 2023, cost of manufacturing services was $1.7 million and $3.3 million, respectively. Cost of manufacturing services was $6.2 million and $7.6 million for the nine months ended September 30, 2024 and 2023, respectively. Cost of manufacturing services includes process development costs and costs to produce bulk drug substance for our contract development and manufacturing customers. We expect cost of manufacturing services to vary from period to period based on the agreed-upon manufacturing schedule.

Research and Development Expense
The following represents a comparison of our research and development expense for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
Vobramitamab duocarmazine	$10.5	$6.5	$4.0	62%	$32.2	$28.0	$4.2	15%
Lorigerlimab	6.3	6.2	0.1	2%	26.9	21.6	5.3	25%
Preclinical antibody-drug conjugates (ADCs)	5.5	1.5	4.0	267%	14.8	5.6	9.2	164%
MGC028	4.3	4.1	0.2	5%	20.2	7.7	12.5	162%
MGC026	3.0	2.3	0.7	30%	10.9	11.9	(1.0)	(8)%
MGD024	2.3	1.2	1.1	92%	7.3	4.7	2.6	55%
Margetuximab	2.1	3.3	(1.2)	(36)%	8.1	12.9	(4.8)	(37)%
Next-generation T-cell engagers (a)	2.0	2.1	(0.1)	(5)%	6.6	8.1	(1.5)	(19)%
Enoblituzumab	0.7	0.1	0.6	600%	1.4	2.4	(1.0)	(42)%
Retifanlimab	0.4	0.2	0.2	100%	1.7	0.7	1.0	143%
Other programs (a) (b)	3.4	2.6	0.8	31%	8.2	15.6	(7.4)	(47)%
Total research and development expense	$40.5	$30.1	$10.4	35%	$138.3	$119.2	$19.1	16%
(a) Includes research and discovery projects, as well as early preclinical molecules and molecules not advanced to clinical development.
(b) Includes discontinued projects.
Our research and development expense for the three months ended September 30, 2024 increased by $10.4 million compared to the three months ended September 30, 2023 primarily due to:
•increased vobra duo development costs and clinical trial costs related to TAMARACK;
•increased development costs for preclinical ADCs; and
•increased development and clinical costs related to MGD024.
These increases were offset by decreased development and clinical trial costs related to margetuximab.
Our research and development expense for the nine months ended September 30, 2024 increased by $19.1 million compared to the nine months ended September 30, 2023 primarily due to:
•    increased development, manufacturing and IND-enabling costs related to MGC028;
•increased development costs for preclinical ADCs;
•increased clinical trial costs related to lorigerlimab;
•increased vobra duo development costs and clinical trial costs related to TAMARACK; and
•increased development and clinical costs related to MGD024.
These increases were offset by:
•decreased development, manufacturing and clinical trial costs related to discontinued projects;
•decreased development and clinical trial costs related to margetuximab;
•decreased development costs related to t-cell engagers;
•decreased development costs related to MGC026; and
•decreased clinical trial costs related to enoblituzumab.

There are uncertainties associated with our research and development expenses for future quarters which are impacted by multiple variables, including timing of wind down activities for recently closed studies and current and expected expenditures associated with our ongoing clinical studies.
Selling, General and Administrative Expense
Selling, general and administrative expenses were $14.1 million and $12.4 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, selling, general and administrative expenses were $43.2 million and $39.6 million, respectively. The increase for both periods is primarily due to increased stock-based compensation expense and professional fees.

Gain on Royalty Monetization Arrangement

During the nine months ended September 30, 2023, we entered into a tripartite agreement with DRI Healthcare Acquisitions LP (DRI) and Sanofi S.A. (Sanofi), whereby we consented to the sale of DRI’s royalty interest in TZIELD and the related milestone payment obligations to Sanofi. The execution of the tripartite agreement resulted in a modification to the liability related to future royalties, and we recognized a $100.9 million gain on royalty monetization arrangement. Sanofi then reported achievement of the primary endpoint milestone event related to a $50.0 million milestone, which resulted in an additional $50.0 million gain on royalty monetization arrangement. In connection with the tripartite agreement, we amended the Provention APA and terminated the Royalty Purchase Agreement with DRI.
Liquidity and Capital Resources
Cash Flows
The following table represents a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(30.0)	$(50.2)
Investing activities	107.8	(118.9)
Financing activities	0.8	150.1
Net change in cash and cash equivalents	$78.6	$(19.0)
Operating Activities
Net cash used in operating activities consists of our net income (loss) adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation and changes in working capital. Net cash used in operating activities for the nine months ended September 30, 2024 benefited from $100.0 million in milestones received from Incyte under the Incyte License Agreement. Net cash used in operating activities for the nine months ended September 30, 2023 benefited from $15.0 million in milestones received from Incyte under the Incyte License Agreement.
Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2024 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in investing activities during the nine months ended September 30, 2023 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 includes proceeds from stock option exercises and ESPP purchases, offset by taxes paid related to net share settlement of equity awards. Net cash provided by financing activities for the nine months ended September 30, 2023 includes net cash proceeds from our Royalty Purchase Agreement with DRI of $149.7 million.
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
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings and revenue from our multiple collaboration agreements. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of September 30, 2024, combined with $40.0 million expected at closing of the TerSera transaction for the sale of MARGENZA, less an $8.0 million amendment fee to be paid to our current commercialization partner, plus anticipated and potential collaboration payments, contract manufacturing revenue, and royalties, should enable us to fund our operations into 2026. Our expected funding requirements reflect anticipated expenditures related to the ongoing Phase 2 TAMARACK clinical trial of vobra duo in mCRPC, our ongoing Phase 2 LORIKEET study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.
Material Cash Requirements
During the nine months ended September 30, 2024, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 As of September 30, 2024, our exposure to market risk has not changed materially since December 31, 2023. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 7, 2024.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 9 - Commitments and Contingencies contained in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes in the risk factors described in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, aside from the risk factor included below:
Risks Related to Employee Matters and Human Capital Management
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
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

In October 2024, we announced the separation of our President and Chief Executive Officer, Dr. Scott Koenig, effective February 28, 2025, and the appointment of a special executive search committee of the Board to identify a new Chief Executive Officer for our company.  Although we intend to navigate this transition effectively and the identification of a new Chief Executive Officer is intended to be in the best interest of our company and our stockholders, as we navigate Dr. Koenig’s separation and the hiring of a new Chief Executive Officer, the uncertainty during the transition period may increase the risks of employee departures, which may also result in the loss of institutional or technical knowledge, which may adversely affect our business.

Recruiting and retaining qualified scientific, clinical, manufacturing and other personnel will also be critical to our success. For example, we have experienced employee turnover, consistent with the broader American economy, and we may continue to experience employee turnover in the future that may have an adverse effect on our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Such competition may increase due to the recent move by companies to offer a remote or hybrid work environment. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, motivate existing employees, or maintain our corporate culture in a hybrid or remote work environment and in the midst of higher turnover, our ability to pursue our growth strategy will be limited. Additionally, we continue to monitor the U.S. Federal Trade Commission’s final rule that would generally prohibit post-employment non-compete clauses (or other clauses with comparable effect) in agreements between employers and their employees. If this rule goes into effect, or if we fail to adequately address any of the issues referred to above, it could adversely impact our ability to recruit and retain our skilled employees which may result in a material adverse effect on our business, operating results and financial condition.

Item 5.	Other Information
10b5-1 Trading Plans
During the three months ended September 30, 2024, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•Eric Risser, Chief Operating Officer, adopted a new trading plan on September 25, 2024 (with the first trade possible under the new plan no sooner than December 26, 2024). The trading plan will be effective until December 24, 2025 and covers the potential sale of up to 320,333 shares of the Company's common stock.

Item 6.	Exhibits

10.1+*	Fourth Amendment to the Collaboration and License Agreement by and between the Company and Incyte Corporation, Inc., dated July 24, 2024

10.2+*	Second Letter Agreement by and between the Company and Gilead Sciences, Inc., dated August 30, 2024

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

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
Dated: November 5, 2024