Form 10-K
period 2024-12-31
MACROGENICS INC
filed 2025-03-20
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes   ☐ No   ☑

The aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $259.4 million based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant's common stock outstanding on March 14, 2025 was 63,090,323.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MacroGenics, Inc.'s definitive proxy statement for the 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

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
•the anticipated receipt of sales milestone payments in connection with the sale of MARGENZA to TerSera Therapeutics, LLC, or TerSera;
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

PART I
ITEM 1.    BUSINESS
Except as otherwise indicated herein or as the context otherwise requires, references in this annual report on Form 10-K to "MacroGenics," the "company," "we," "us" and "our" refer to MacroGenics, Inc. and its consolidated subsidiaries. “MacroGenics®, the MacroGenics logo, DART®, TRIDENT® and the phrases Breakthrough Biologics, Life-Changing Medicines® and Developing Breakthrough Biologics, Life-Changing Medicines® are our trademarks. The other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

Overview
We are a clinical-stage biopharmaceutical company focused on discovering, developing, manufacturing and commercializing innovative antibody-based therapeutics for the treatment of cancer. We generate our pipeline of product candidates from our proprietary suite of antibody technology platforms. We are currently developing therapeutics utilizing multiple modalities, including antibody-drug conjugates (ADCs) and multi-specific antibodies (which we refer to as DART and TRIDENT molecules). The combination of our technology platforms and antibody engineering expertise has allowed us to generate promising product candidates – three of which have received marketing approval by the U.S. Food and Drug Administration (FDA) – and to enter into several strategic collaborations with global biopharmaceutical companies. These collaborations have provided us with over $1.4 billion of non-dilutive funding since our inception in 2000, and have enabled us to leverage the additional expertise of our collaborators to advance the development of multiple partnered product candidates. In addition, we operate a 5 × 2,000 liter commercial-scale cGMP antibody manufacturing facility in our Maryland headquarters to support our clinical programs. We also provide outsourced contract development and manufacturing services to our collaborators and other third parties for commercial and clinical products to offset a portion of the operating costs of this facility.
We are currently advancing three proprietary product candidates in clinical development: lorigerlimab, a bispecific DART molecule that targets checkpoint inhibitors PD-1 and CTLA-4; MGC026, an ADC that targets B7-H3 and delivers a novel topoisomerase I inhibitor (TOP1i)-based linker-payload, and MGC028, an ADC that targets ADAM9 and delivers a novel TOP1i-based linker-payload. We are also actively developing multiple preclinical-stage ADC and next generation T-cell engager programs.

We and our partners are developing or commercializing product candidates for which we retain certain economic rights. These include three products approved by the FDA: MARGENZA® (margetuximab-cmkb), an anti-HER2 monoclonal antibody (mAb) that we recently sold to a partner, ZYNYZ® (retifanlimab-dlwr), an anti-PD-1 mAb that we out-licensed; and TZIELD® (teplizumab-mzwv), an anti-CD3 mAb that we sold to a partner. We are also collaborating with Gilead Sciences, Inc. (Gilead) on the development of MGD024, a bispecific DART antibody targeting CD123 and CD3 that utilizes our next-generation T-cell engager technology, as well as two additional undisclosed pre-clinical DART development programs.

Our Wholly Owned Pipeline in Active Development
The table below depicts the status of our diverse portfolio of investigational oncology product candidates for which we retain commercialization or other important rights in the U.S. or more broadly:

Lorigerlimab
Lorigerlimab (previously known as MGD019) is an investigational, bispecific tetravalent DART molecule designed to enable simultaneous and/or independent blockade of PD-1 and CTLA-4, with potentially enhanced CTLA-4 blockade on T cells co-expressing these immune checkpoint molecules. Approved mAbs that target the immune checkpoints PD-1 and CTLA-4 have shown enhanced clinical antitumor activity when given in combination in various cancers, including renal cell carcinoma, melanoma, non-small cell lung cancer (NSCLC), esophageal cancer and microsatellite instability-high (MSI-H) colorectal cancer.

We initiated the randomized Phase 2 LORIKEET study in the second half of 2023. This trial is evaluating lorigerlimab combined with docetaxel versus docetaxel alone in second-line, chemotherapy-naïve, metastatic castration-resistant prostate cancer (mCRPC) patients. The study’s primary endpoint is radiographic progression-free survival (rPFS). In late 2024, we completed enrollment of the 150 patient, 2:1 randomized study. In February 2025, the LORIKEET Independent Data Monitoring Committee (IDMC) recommended that the study may continue as planned.

Beyond the evaluation of lorigerlimab in patients with mCRPC, we intend to commence the LINNET study in patients with platinum-resistant ovarian cancer (PROC). This study will evaluate lorigerlimab as monotherapy in a Simon two-stage trial in eligible patients who have previously received up to three prior lines of therapy. If a certain predefined threshold of activity is achieved in part 1 of the two-stage design, the study will be expanded with a total of up to 40 patients evaluated. In addition, the LINNET study will evaluate up to 20 patients with clear cell gynecologic cancer (CCGC) who have received at least one prior line of therapy. Any patients with PROC or CCGC who have primary platinum-refractory disease are excluded from study participation. The study’s primary endpoint is ORR, with multiple secondary endpoints. We expect to commence the LINNET study by mid-2025.

MGC026

MGC026 is an investigational ADC incorporating a B7-H3-targeting antibody and a novel TOP1i-based linker-payload, SYNtecan E™. This cleavable linker-payload is based on exatecan, a clinically validated and potent camptothecin, and is site-specifically conjugated using the GlycoConnect® technology developed by our collaboration partner, Synaffix (a Lonza company).

A Phase 1 dose escalation study of MGC026 in patients with advanced solid tumors is ongoing. We expect to initiate dose expansion in selected indications in 2025.

In preclinical studies, MGC026 exhibited a favorable profile, with potent in vivo activity toward B7-H3-expressing tumor xenografts representing a range of cancer indications. MGC026 was tolerated in cynomolgus monkeys, a relevant toxicology model, at exposure levels exceeding those likely required for antitumor activity in patients. MGC026 preclinical data was presented at the American Association for Cancer Research (AACR) Annual Meeting in April 2024. In preclinical studies, MGC026 was shown to have greater potency than B7-H3-directed antibodies conjugated to deruxtecan, or DXd, a topoisomerase-based payload utilized in other ADCs. In addition, the MGC026 payload has been shown to be less susceptible to multi-drug resistance (MDR) mechanisms than DXd and SN-38.

MGC028

MGC028 is the second of our ADC molecules incorporating Synaffix’s novel glycan-linked TOP1i-based linker payload, and the second ADAM9-targeted ADC that we have pursued. ADAM9 is a member of the ADAM family of multifunctional type 1 transmembrane proteins that play a role in tumorigenesis and cancer progression and is overexpressed in multiple cancers, making it an attractive target for cancer treatment.

In preclinical studies, MGC028 exhibited specific, dose-dependent in vivo antitumor activity toward ADAM9-positive cell-derived and patient-derived xenograft models, including in gastric, lung, pancreatic, colorectal, and head and neck cancers as well as in cholangiocarcinoma. In addition, MGC028 was well tolerated in a repeat-dose non-human primate toxicology study at high dose levels.

A Phase 1 dose escalation study of MGC028 was recently initiated.

MGC030

MGC030 is a preclinical ADC molecule incorporating Synaffix’s novel glycan-linked TOP1i-based linker payload, which targets a non-disclosed antigen expressed across several solid tumor types. In early preclinical studies, MGC030 was well tolerated in a pilot toxicology study, with a planned GLP toxicology study to be initiated. In addition, MGC030 showed encouraging anti-tumor activity across multiple cell-derived xenograft models, with patient-derived xenograft models initiated.
An Investigational New Drug (IND) application submission to the FDA is targeted for 2026.
Additional Wholly Owned Programs

Vobramitamab Duocarmazine

Vobra duo is an investigational ADC with a cleavable peptide linker designed to deliver a DNA-alkylating duocarmycin payload to dividing and non-dividing cells on solid tumors that express B7-H3. The underlying ADC technology was licensed from Byondis B.V. (Byondis). We conducted a Phase 2 study, which we refer to as the TAMARACK study, of vobra duo in a total of 177 mCRPC patients and four patients with other cancer types. On July 30, 2024, we reported that after a review of accumulated study data though a July 9, 2024 data cut-off, at which time there had been an aggregate of eight investigator-reported, treatment-related deaths on the TAMARACK study, we agreed with the study’s IDMC recommendation that study treatment be discontinued for the remaining mCRPC study participants who potentially could have received additional doses. At that point in time, there were a limited number of mCRPC patients still potentially eligible to receive additional doses of vobra duo and the study had reached its primary endpoint. Although treatment was discontinued for mCRPC patients as of such time, those patients remaining on the study continued to be monitored through study completion per study protocol. Investigators for the study reported an aggregate of eleven treatment-related deaths (11 of 180 patients who received treatment, or 6.1%) for all indications. These eleven patient deaths occurred between 87 days and 339 days after commencing treatment with vobra duo.

As of a February 21, 2025 data cut-off, with 95 PFS events (52.5%), the median rPFS was approximately 9.5 months for the 2.0 mg/kg cohort (95% CI, 8.5-11.2) and 10.0 months for the 2.7 mg/kg cohort (95% CI, 7.4-11.4).

The TAMARACK study has been completed, and no patients are currently being treated with vobra duo in a Company-sponsored trial, although an investigator-sponsored study in small cell lung cancer is ongoing.

Based on our assessment of the safety and efficacy profile from the TAMARACK study and a review of our portfolio and internal resources, vobra duo does not meet our threshold for further financial investment and we have decided not to pursue further internal development. We believe additional studies to mitigate certain adverse events potentially linked to prolonged exposure might improve the safety of vobra duo in mCRPC patients. However, any further development would require external partnering, which may or may not materialize.

Partnered Programs
In addition to the molecules identified above, we have out-licensed various product candidates for which we retain certain economic rights. These molecules provide potential sources of future cash flow and platform validation and are identified below:
Partnered Marketed Products

MARGENZA
In October 2024, we announced that we had entered into an agreement in which TerSera Therapeutics LLC (TerSera), a privately-held biopharmaceutical company with a focus in oncology and non-opioid pain management, would acquire global rights to MARGENZA® (margetuximab-cmkb). Pursuant to the terms of the agreement, TerSera paid MacroGenics $40.0 million at the closing in November 2024; in addition, we are eligible to receive sales milestone payments from TerSera of up to an aggregate of $35.0 million. In November 2024, we paid an $8.0 million amendment fee to Eversana Life Sciences Services, LLC (Eversana), our former partner that had previously commercialized MARGENZA.

MARGENZA was approved by the FDA in December 2020 in combination with chemotherapy for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. The approval was based on results from the pivotal SOPHIA Phase 3 head-to-head clinical trial evaluating the safety and efficacy of MARGENZA vs. Herceptin® (trastuzumab), both combined with chemotherapy. Margetuximab is a mAb developed using our Fc Optimization platform and targets the HER2 oncoprotein, a protein found on the surface of some cancer cells that promotes growth and is associated with aggressive disease and poor prognosis.

As part of our November 2018 license and collaboration agreement, Zai Lab received the rights to develop margetuximab in mainland China, Hong Kong, Macau and Taiwan. In August 2023, the China National Medical Products Administration approved the New Drug Application (NDA) for margetuximab for patients with pretreated metastatic HER2-positive breast cancer. Zai Lab terminated this agreement, effective May 2024. In November 2024, we received $7.0 million in fulfillment of an approval milestone from Zai Lab.

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

In July 2024, Incyte announced positive Phase 3 top-line results for its registrational studies of retifanlimab in squamous cell carcinoma of the anal canal and non-small cell lung cancer. In February 2025, Incyte disclosed that its supplemental Biologics License Application (sBLA) for retifanlimab in advanced/metastatic squamous cell anal cancer was filed with the FDA in December 2024, with approval anticipated in the second half of 2025. Incyte continues to conduct global studies of retifanlimab across multiple indications. Also, in July 2024, we announced the achievement of $100.0 million in milestones from Incyte related to development progress of retifanlimab, following an agreement, pursuant to which certain milestones were deemed to have been met. We remain eligible to receive up to a total of $210.0 million in potential development and regulatory milestones and up to $330.0 million in potential commercial milestones. We receive tiered royalties, which range from 15 to 24 percent, on worldwide net sales of ZYNYZ.

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

In November 2022, the U.S. FDA approved TZIELD (teplizumab-mzwv) to delay the onset of Stage 3 type 1 diabetes (T1D) in adult and pediatric patients aged 8 years and older with Stage 2 T1D, which triggered a $60.0 million milestone payment to us. Under the Provention APA, Sanofi has a remaining obligation to pay us contingent milestone payments totaling $105.0 million upon the achievement of certain regulatory approval milestones, in addition to contingent milestone payments totaling $225.0 million upon the achievement of certain sales milestones.

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

Product Candidates in Development under Collaborations

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

We continue to enroll patients in a Phase 1 dose-escalation study of MGD024 in patients with CD123-positive neoplasms, including acute myeloid leukemia and myelodysplastic syndromes.

In October 2022, we and Gilead entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024 and create up to two separate bispecific cancer target research programs using our DART platform and undertake their early development. Under the Gilead Agreement, we will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to them to obtain an exclusive license to develop and commercialize MGD024 and other bispecific antibodies of ours that bind CD123 and CD3 (CD123 Option). The agreement also grants Gilead the right, within the first two years, to nominate a bispecific cancer target set for up to two research programs conducted by us and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). Gilead nominated the first of the two research programs in September 2023. In January 2024, the parties amended the Gilead Agreement to revise certain matters related to intellectual property in the performance of the research plans under the agreement. On August 30, 2024, the parties amended the agreement by entering into a second letter agreement under which Gilead will pay us to conduct certain research and which extends the period for Gilead to select its second research target combination.

As part of the Gilead Agreement, Gilead paid us a non-refundable upfront payment of $60.0 million, and we are eligible to receive up to $1.7 billion in target nomination fees and option fees, as well as development, regulatory and commercial milestones, assuming Gilead exercises the CD123 Option and Research Program Option, successfully develops and commercializes MGD024 or other CD123 products developed under the agreement, and assuming products result from the two additional research programs. Assuming exercise of the CD123 Option, we will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs.

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

HIV DART Molecules

We conducted clinical studies of MGD014 and MGD020 under a contract awarded to us in September 2015 by the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH). These bispecific DART molecules are designed to target the viral envelope (Env) protein of human immunodeficiency virus (HIV) infected cells and CD3 on T cells to redirect the immune system's T cells to kill HIV-infected cells. Both the Phase 1 study of MGD014 in persons with HIV maintained on antiretroviral therapy and the Phase 1 study of MGD020 alone and combined with MGD014 have been completed and we are in the process of closing out the contract.

Ancillary Contract Development and Manufacturing Services
In addition to manufacturing antibody-based products and product candidates in our commercial-scale facility for our own needs, we provide outsourced contract development and manufacturing services to a small number of clients, including collaboration partners.
Incyte

In January 2022, we entered into an agreement with Incyte to provide manufacturing services to produce certain Incyte bulk drug substance over a three-year period. Under the terms of this agreement, we received an upfront payment of $10.0 million and are eligible to receive annual fixed payments paid quarterly over the term of the contract totaling $14.4 million. We will also be reimbursed for materials used to manufacture product as well as other costs incurred to provide manufacturing services. In July 2022, we and Incyte executed an amendment to the agreement which extended the term for one year and provided for an additional annual fixed payment of $5.1 million. In December 2024, we and Incyte entered into a letter agreement whereby Incyte reserved additional manufacturing services with a fixed cost of $9.1 million.

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

TerSera

In November 2024, we sold global rights to MARGENZA to TerSera. In connection with the sale, we entered into an agreement with TerSera to provide manufacturing services to produce MARGENZA. Under the terms of the agreement, we receive payments in accordance with the manufacturing schedule and are reimbursed for materials used to manufacture product, as well as other costs incurred to provide manufacturing services.

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

Our Platforms and Technology Expertise

We apply our understanding of disease biology, immune-mediated mechanisms and next-generation antibody technologies to design specifically targeted antibody-based product candidates based on our DART and licensed ADC platforms. Through these platforms, we have designed antibody-based product candidates that have the potential to improve on standard treatments by having one or more of the following attributes: (1) multiple specificities; (2) increased abilities to interact with the body's immune system to fight tumors; (3) capacity to bind more avidly to antigen targets; (4) increased potency; (5) reduced immunogenicity or (6) the ability to target and kill cancer cells that are resistant to standard treatments. Moreover, these technology platforms are complementary in certain cases and can be combined to address the complex biology of cancer.

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

Pipeline Patent Protection
As of December 31, 2024, we held 73 patents in the United States with 35 patent applications pending and 891 patents in other countries of the world with 410 patent applications pending. In addition to patents and patent applications generally providing protection for various aspects of our Fc Optimization, DART, and TRIDENT platforms, we have patent and patent applications for the composition of matter of each of our clinical pipeline product candidates and, in some cases, we also have other patents and patent application related to various aspects of the technology underlying these product candidates or their methods of use.
Patent terms may be adjusted or extended, as described in greater detail below, in certain circumstances. However, assuming no adjustments or extensions, the primary composition of matter patent for each of our clinical pipeline product candidates is expected to expire in the following timeframes:

Product or Product Candidate	Expiration Date
retifanlimab	2036
lorigerlimab	2036
vobramitamab duocarmazine	2037
MGD024	2039
MGC026	2044*
MGC028	2045*
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

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act (collectively the ACA) created a regulatory scheme authorizing the FDA to approve biosimilars via an abbreviated licensure pathway. In many cases, this allows biosimilars to be brought to market without conducting the full suite of clinical trials typically required of originators. Under the ACA, a manufacturer may submit an application for licensure of a biologic product that is "biosimilar to" or "interchangeable with" a previously approved biological product or "reference product." The "biosimilar" application must include specific information demonstrating biosimilarity based on data derived from: (1) analytical studies, (2) animal studies, and (3) a clinical study or studies that are sufficient to demonstrate safety, purity, and potency in one or more appropriate conditions of use for which the reference product is licensed, except that FDA may waive some of these requirements for a given application. Under this new statutory scheme, an application for a biosimilar product may not be submitted to the FDA until four years after the date of first licensure. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed. The law does not change the duration of patents granted on biological products. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full biologics license application (BLA) for such product containing the sponsor's own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. There have been persistent proposals to repeal or modify the ACA and it is uncertain how any of those proposals, if in the future approved, would affect these provisions.

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

Manufacturing

We currently manufacture drug substance for most of our clinical trials at our manufacturing facility located in Rockville, Maryland. We also rely on our licensees and contract manufacturers, including Byondis, Synaffix and Millipore Sigma, for producing components of our ADC candidates. We have an FDA-approved commercial manufacturing site at 9704 Medical Center Drive in Rockville, Maryland for the manufacture of MARGENZA and ZYNYZ drug substance. We commercially produce MARGENZA and ZYNYZ for TerSera and Incyte, respectively, and intend to commercially produce any of our product candidates when, and if approved, by the FDA. In addition, we currently rely on and will continue to rely on contract fill-finish service providers, primarily Ajinomoto Bio-Pharma Services, BSP Pharmaceuticals, and Simtra BioPharma Solutions, to fulfill our fill-finish needs for our current and future product candidates.

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

Commercialization

Of the three products that originated from our pipeline and for which U.S. approval for commercialization has been received, MARGENZA was the only product for which we retained the majority of commercial rights, until we sold global rights to MARGENZA to TerSera in November 2024. In November 2020, we partnered with Eversana, a pioneer of next-generation commercial services to the global life sciences industry, to commercialize margetuximab in the U.S. by leveraging their integrated commercial services. Under the terms of the Eversana agreement, we maintained ownership of margetuximab, including all manufacturing, regulatory and development responsibilities for the product. Eversana received a co-exclusive right to conduct approved commercialization activities. Eversana utilized its internal capabilities to support marketing, channel management services, medical affairs and other commercial and patient access related services; we booked MARGENZA sales. We and Eversana equally shared in funding Eversana’s commercialization expenses. In exchange for co-funding these expenses, Eversana was eligible to earn future revenue share payments which were capped at 125% of Eversana’s cumulative service fees. The term of the agreement was five years following the date of FDA approval, subject to predefined termination provisions. Pursuant to the sale of MARGENZA to TerSera, we paid Eversana an amendment fee.

For our product candidates, we cannot market or promote a new product in a country until a marketing application has been approved by the appropriate regulatory authority for that jurisdiction. Subject to receiving marketing authorization in a jurisdiction, we believe we will be able to commercialize in that market through arrangements with third-party commercial partners. If we are unable to enter into third-party commercial arrangements for our product candidates that may be approved in the future, with respect to the United States we believe that we could potentially build the capabilities to commercialize our approved product or products. Outside the United States, our strategy is to enter into arrangements with third-party commercial partners for any of our product candidates that obtain marketing approval.

Competition
There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, as well as biologic therapeutics that work by using next-generation antibody technology platforms to address specific cancer targets.
In particular, we are developing a PD-1 and CTLA-4 directed DART molecule, which if successful, will likely face significant competition both by therapeutics that are already being marketed as well as those that will be approved for marketing before our program. The bispecific immuno-oncology field targeting PD-1 and CTLA-4 has several competitors, with treatments currently approved in China or in development for various tumor types and patient populations. Akeso, Inc., AstraZeneca plc (AstraZeneca), Jiangsu Alphamab Biopharmaceuticals Co., Ltd., and Xencor, Inc. (Xencor) have anti-PD-1 or anti-PD-L1 and CTLA-4 bispecific antibodies in clinical development, all of which would compete with our PD-1 and CTLA-4 DART program and have significantly greater resources than we do.

In addition, several of our product candidates in clinical development are ADCs and many companies have ADC therapeutics in development. Such companies include Abbvie Inc. (Abbvie), AstraZeneca, in collaboration with its partner, Daiichi Sankyo Company, Ltd (Daiichi), BeOne Medicines, BioNTech SE (BioNTech), in collaboration with its partner, Duality Biologics Co. Ltd., Genmab A/S (Genmab), GSK plc, in collaboration with its partner, Hansoh Pharmaceutical Group Company Ltd, Innovent Biologics Co., Ltd., Merck & Co., Inc., in collaboration with its partner, Daiichi and Pfizer Inc. These companies have significantly greater resources than we do.

Further, several companies are also developing therapeutics that work by targeting multiple specificities using a single recombinant molecule. Amgen Inc. has obtained marketing approval for one product that works by targeting antigens both on immune effector cell populations and those expressed on certain cancer cells, and has other product candidates in development that use this mechanism. In addition, other companies are developing new treatments for cancer that utilize multi-specific approaches, including Abbvie, Affimed N.V., AstraZeneca, BioNTech, Eli Lilly and Company, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., particularly through its affiliate, Genentech, Inc., Genmab A/S, Johnson & Johnson Services, Inc., Merus B.V., Regeneron Pharmaceuticals, Inc., Xencor and Zymeworks, Inc.

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

Our commercial opportunity for our product candidates could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe effects, are more convenient or are less expensive than any products that we may develop, or the standards of care for cancer patients change while our clinical trials are ongoing. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products. Biosimilar products are expected to become available over the coming years. For example, trastuzumab biosimilars have been approved in the U.S. by the FDA.

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
In addition, the distribution of prescription pharmaceutical products is subject to the Drug Supply Chain Security Act which sets minimum standards for the registration and regulation of drug distributors by the states.
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
Other Healthcare Laws and Compliance Requirements
We may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback and false claims laws, as well as laws related to health care transparency and data protection. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that such laws may apply and our practices might be challenged under such anti-kickback laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third-party payors (including Medicare and Medicaid) that are false or fraudulent. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid).
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
In the EU, for example, to obtain regulatory approval of an investigational medicinal product, a company must submit a marketing authorization application (MAA). The content of the MAA is similar to that of a BLA filed in the United States, with the exception of, among other things, EU-specific document requirements. Under the EU regulatory system, a company may submit marketing authorization applications either under a centralized or decentralized procedure. Under the centralized procedure in the EU, a MAA is submitted to the European Medicines Agency (EMA) where it will be evaluated by the Committee for Medicinal Products for Human Use (CHMP). The maximum timeframe for a CHMP evaluation of an MAA that has been validated is 210 days, excluding time taken by an applicant to respond to questions. A favorable opinion on the application by the CHMP will typically result in the granting of the marketing authorization by the European Commission within 67 days of receipt of the opinion. Generally, the entire review process takes approximately 13-14 months. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days, excluding time taken by an applicant to respond to questions.
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
Biopharmaceutical Coverage, Pricing, Reimbursement, and Health Care Reform
In the United States and other countries, sales of any product candidates for which we receive regulatory approval for commercial sale will depend in part on the availability of adequate reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers, and other organizations. Third-party payors are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Third-party reimbursement adequate to enable us to realize an appropriate return on our investment in research and product development may not be available or optimal for our products. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.
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
Public and private healthcare payors control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payors also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered.
Moreover, in the U.S., there have been several presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, (i) extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, (ii) authorizes HHS to negotiate the price of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least 7 years, and (iii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. Additional state and federal health reform measures may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

Human Capital Management
As of December 31, 2024, we had 341 full-time employees, 273 of whom were primarily engaged in research, development and manufacturing activities, and 71 of whom had an M.D. and/or Ph.D. Our employees are critically important to the achievement of our company’s mission and goals.
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
Compensation and Benefits
Our compensation programs are designed to align our employees' interests with our business goals and stockholder returns. We provide employee wages that are competitive within our industry, and we engage an outside compensation and benefits consulting firm to independently evaluate the effectiveness of our compensation and benefit programs and to provide benchmarking against our peers within the industry. We link annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align the employee’s financial interests with the interests of stockholders. We are committed to providing our employees with a benefits program that is both comprehensive and competitive. Our benefits program offers health care, dental and vision coverage, along with benefits designed to provide increased financial security to our employees and their families.
We maintain an Employee Stock Purchase Plan under which employees may purchase Company common stock through payroll deductions at a price equal to 85% of the fair market value of the stock as of the end of the offering periods.
Our Culture
Our Living Values are the backbone of our culture: Patients First, Do It Right, Innovate, Pitch In, Take Action and Be Inclusive. Consistent with our Living Value of “Be Inclusive” we have a number of initiatives to reinforce the importance of an inclusive workforce and culture of belonging to our Company’s success. To further champion our inclusion efforts, we formed an employee-led team with sponsorship from our senior leadership team. The team focused on raising awareness and promoting a sense of commitment in 2024, and held a number of focus groups and company-wide events.

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
We periodically conduct employee engagement surveys to understand our employees’ perspectives and endeavor to listen, change and improve on how we work together in response to these perspectives. In 2024, 95% of our workforce participated in our engagement survey.
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

•We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. Accordingly, we may never achieve or sustain profitability.

•We depend substantially on the success of the clinical development of our product candidates, through our own efforts or those of our collaborators. If we are unable to successfully complete clinical development, obtain additional regulatory approvals and commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed and we may not be able to generate sufficient revenues and cash flows to continue our operations.

•Clinical drug development involves a lengthy and expensive process, with a highly uncertain outcome. We expect to incur significant additional costs related to the development of our product candidates and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our other product candidates.

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

•The results of previous clinical trials may not be predictive of future results, and interim, immature, or top line data may be subject to change or qualification based the complete analysis of data. In addition, the results of our current or planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities for product approval.

•We face significant competition and if our competitors continue to develop and market products that are more effective, safer or less expensive than our product candidates, our current or future commercial opportunities may be negatively impacted.

•We use novel technologies in the development of our product candidates and the FDA and other regulatory authorities have not approved or may not approve products that utilize these technologies.

•We may not be successful in our efforts to use and expand our technology platforms to build a pipeline of product candidates. We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•Our product candidates, if approved, may fail to achieve or maintain market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

•The manufacture of our product candidates, for ourselves and our collaborators, is complex, and we may encounter difficulties in production. There can be no assurance that we will be able to effectively manufacture clinical quantities of our product candidates in the future. Further, we have limited experience in large-scale commercial manufacturing, and there can be no assurance that we will be able to effectively manufacture commercial quantities of our products or product candidates for ourselves or our collaborators, if and when approved.

•Our manufacturing facility is subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals.

•We have limited experience in launching and marketing biopharmaceutical products. If our product candidates achieve regulatory approval and we are unable to develop marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate substantial product sales revenue.

•Our future success depends on our ability to attract or retain key executives and to attract, retain and motivate qualified personnel.

•Actual or anticipated changes to the laws, regulations, policies and governmental priorities, governing the health care system may have a negative impact on cost and access to health insurance coverage and reimbursement of health care items and services.

•Reimbursement decisions by third-party payors, including government payors, may have an adverse effect on pricing and market acceptance.

•Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish substantial rights.

•We contract with, and may in the future contract with, third parties for components of the manufacturing of our product candidates, including our antibody drug conjugate candidates. Failure of third-party contractors to successfully perform their obligations could harm our ability to develop or commercialize our product or product candidates.

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

Discovering, developing and commercializing pharmaceutical products, including conducting nonclinical studies and clinical trials, is expensive. In order to obtain regulatory approval of product candidates, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding beyond what was raised in our public offerings and through our collaborations and license agreements to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates. Due to worsening and highly uncertain global economic conditions, including high rates of inflation, fluctuating interest rates and concerns of a recession or economic volatility in the United States or other major markets, the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, and geopolitical instability, including but not limited to resulting from the ongoing conflicts between Russia and Ukraine, the regional conflict in the Middle East and increasing tensions between China and Taiwan, such funding may not be available on acceptable terms or at all. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2024, combined with anticipated and potential collaboration payments, contract manufacturing revenue, and royalties, should enable us to fund our operations into the second half of 2026. Such guidance does not reflect or further expansion of studies currently ongoing. Because development of our product candidates is uncertain, we are unable to estimate accurately the actual funds we will require to complete research, development and clinical testing to commercialize our product candidates. Our future funding requirements will depend on many factors, including but not limited to:

•the number and characteristics of other product candidates and indications that we pursue;

•the scope, progress, timing, cost and results of research, nonclinical development, and clinical trials;

•the costs, timing and outcome of seeking and obtaining FDA and non-U.S. regulatory approvals;

•the costs associated with manufacturing our product candidates as well as the costs of operation of our manufacturing facility;

•the economic and other terms, timing of and success of our existing collaborations, and any collaboration, licensing, or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under these agreements;

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

•the effect of competing products that may limit market potential of our product candidates;

•our need to implement additional internal systems and infrastructure, including financial and reporting systems;

•the economic and other terms, timing of and success of our existing collaborations, and any collaboration, licensing, or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under these agreements; and

•the costs of establishing sales, marketing, and distribution capabilities.

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

We have incurred significant losses since our inception. As of December 31, 2024, our accumulated deficit was approximately $1.2 billion. We expect to continue to incur losses for the foreseeable future, and we expect our accumulated deficit to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, manufacture product and product candidate inventory, prepare for and begin to commercialize any future approved products, and add infrastructure and personnel if needed to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders' deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, disruption in global supply chains, natural disasters, political crises, geopolitical events, such as the ongoing military conflict in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. Over the past several years, the Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflicts between Russia and Ukraine, the regional conflict in the Middle East and increasing tensions between China and Taiwan have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Further, tariffs imposed by either the U.S. government or foreign governments could increase the cost of manufacturing our product candidates, although we are seeking alternative sources for certain components to mitigate supply risk. Any such or other volatility or global market disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly or more dilutive or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

U.S. federal net operating loss (NOL) carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. In addition, our ability to utilize portions of our federal NOL carryforwards and federal tax credits is currently limited, and may be limited further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years or since the last ownership change. We are already subject to Section 382 limitations due to acquisitions we made in 2002 and 2008. As of December 31, 2024, we had federal and state NOL carryforwards of approximately $554.0 million and federal research and development tax credits of approximately $109.0 million available. Future changes in stock ownership may also trigger an ownership change and, consequently, another Section 382 limitation. Similar rules may apply under state tax laws. In addition, there may be other limitations under state law on our ability to utilize NOL carryforwards, including temporary suspensions or other limitations on the use of NOL carryforwards s to offset taxable income. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and tax credit carryforwards to reduce United States federal income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.

Risks Related to Our Business and the Development and Commercialization of Our Product Candidates
We depend substantially on the success of the clinical development of our product candidates, through our own efforts or those of our collaborators. If we or our collaborators are unable to successfully complete clinical development, obtain additional regulatory approvals and commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed and we may not be able to generate sufficient revenues and cash flows to continue our operations.

Our business depends on the successful development, regulatory approval and commercialization of our product candidates. We have invested and will continue to invest a significant portion of our efforts and financial resources in the development of our product candidates. The success of our product candidates depends on many factors, including but not limited to:

•successful and timely patient enrollment in, and completion of, clinical trials, as well as completion of nonclinical studies;

•the acceptability and adequacy of safety, tolerability and efficacy data from our clinical trials and other studies;

•the sufficiency of our financial resources and ability to obtain additional funding for the development of our product candidates;

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

•successfully launching our product candidates if and when approved;

•maintaining commercial manufacturing capabilities, either by utilizing our current manufacturing facilities or making arrangements with third-party manufacturers;

•manufacturing or obtaining sufficient supplies of our product candidates that may be necessary for use in clinical trials for evaluation of our product candidates and commercialization of our products;

•obtaining favorable reimbursement from third-party payors for product candidates;

•competition with other products;

•post-marketing commitments to regulatory agencies following regulatory approval; and

•continued acceptable safety profile following regulatory approval.

Clinical drug development involves a lengthy and expensive process, with a highly uncertain outcome. We expect to incur significant additional costs related to the development of our product candidates and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our other product candidates.
The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of a BLA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. The approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and non-U.S. regulatory requirements may, either before or after product approval, subject our company or our collaborators to administrative or judicially imposed sanctions, including:

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

We, or our collaborators or investigators, are either currently enrolling patients in clinical trials or anticipate initiating, continuing, designing, or supporting clinical trials for molecules that include lorigerlimab, retifanlimab, vobra duo, MGD024, MGC026, MGC028, or other molecules, as monotherapies or in combination with other product candidates. We anticipate in the future collaborators will initiate or continue clinical trials of one or more our product candidates. The continuation, modification, or commencement of existing or new clinical trials could be substantially delayed or prevented by several factors, including:

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

Certain of our antibody-drug conjugate, or ADC, product candidates incorporate technology developed by our collaboration partners. To date, no ADC product candidates incorporating any such technology have been approved by the FDA.

Certain of our ADC products in development incorporate technology developed by our collaboration partners, including: vobra duo (incorporates seco-DUBA developed by our collaboration partner, Byondis B.V.) and MGC026 and MGC028 (incorporate Hydraspace®, GlycoConnect™ ®, and toxSYN® technology developed by our collaboration partner, Synaffix (a Lonza company)). To date, no ADC product candidates incorporating any of the seco-DUBA, Hydraspace GlycoConnect™ or toxSYN technologies have been approved by the FDA. There is no assurance that the FDA will approve future product candidates using such technologies. The validation process takes time and resources, may require independent third-party analyses, and may not be accepted by the FDA and other regulatory authorities. For some of our product candidates that are based on these technology platforms, the regulatory approval path and requirements may not be clear or evolve as more data becomes available for this product candidates, which could add significant delay and expense. Delays or failure to obtain regulatory approval of any of the product candidates that we develop would adversely affect our business.

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

Our product candidates, if approved, may fail to achieve or maintain market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Our product candidates, if approved, may fail to achieve or maintain market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

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

The potential market opportunities for our product candidates are difficult to precisely estimate. A product’s market acceptance depends significantly on the medical community’s determination of clinical benefit and safety compared to alternative therapies available both now and in the future. Our internal estimates of the potential market opportunities our product candidates include several key assumptions based on a variety of factors, which may include our industry knowledge, industry publications, third-party research reports, assessment of competition, and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for our product candidates could be smaller than our estimates of our potential market opportunity.

Our product candidates may have undesirable side effects, including fatalities. These side effects may delay or prevent further clinical development or marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Although all of our product candidates have undergone or will undergo safety testing, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of our product candidates have arisen, either during clinical development or after the approved product has been marketed, and may arise in the future. Ongoing or future trials of our product candidates may not support the conclusion that one or more of these product candidates have acceptable safety profiles.

The results of future clinical or nonclinical trials may show undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, risk management measures, or potential product liability claims. These risks have affected our business and may continue to do so. For example, in July 2022 we announced the discontinuation of our Phase 2 trial of enoblituzumab in combination with either retifanlimab or tebotelimab in the treatment of patients with recurrent or metastatic SCCHN, based on an internal review of safety data. In addition, in July 2024, we announced the discontinuation of vobra duo treatment of mCRPC patients in our TAMARACK study based on the recommendation of the study’s Independent Data Monitoring Committee (IDMC). The investigators for the TAMARACK study have reported a total of 11 treatment-related deaths across all patient types (6.1% of the 180 patients who received treatment). These patient deaths occurred between 87 days and 339 days after commencing treatment with vobra duo.

Even if our product candidates are approved for marketing, and we or others later identify undesirable or unacceptable side effects potentially caused by such products:

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

We face significant competition and if our competitors continue to develop and market products that are more effective, safer or less expensive than our product candidates, our current or future commercial opportunities may be negatively impacted.

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

The commercial opportunity for future product candidates may be reduced or limited if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products.

Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies, products or product candidates obsolete, less competitive or not profitable.

The manufacture of products or product candidates, for ourselves and our collaborators, is complex, and we may encounter difficulties in production. There can be no assurance that we will be able to effectively manufacture clinical quantities of our product candidates in the future. Further, we have limited experience in large-scale commercial manufacturing, and there can be no assurance that we will be able to effectively manufacture commercial quantities of products or product candidates for ourselves or our collaborators, if and when approved.

We currently manufacture product and product candidates for ourselves and our collaborators in our in-house manufacturing facility, and we anticipate manufacturing both commercial product as well as product candidates in the future. We have limited experience in manufacturing at commercial scale. The process of commercial or clinical biotechnology manufacturing for ourselves and our collaborators is highly susceptible to delays or product loss due to a variety of factors, including but not limited to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, difficulties in scaling the production process, and vendor supply chain disruptions or fluctuations. Even minor deviations from manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or product candidates or in the manufacturing facilities in which our products and our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for our products and our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. In addition, if we fail to supply required quantities of a product or a product candidate for one of our collaborators, our collaborator may terminate our agreement.

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

Public health crises such as pandemics or similar outbreaks may have a material impact our business. For instance, the COVID-19 pandemic impaired, and future public health crises may in the future impair, our ability to enroll patients in clinical trials, continue ongoing clinical trials and activate clinical trial sites. Further, patients may be unable or unwilling to enroll in our clinical trials or be unable to comply with clinical trial protocols if public health restrictions impede patient movement or interrupt healthcare services. Public health crises may also negatively affect the operations of third-party CROs that we rely upon to carry out our clinical trials, or the operations of other service providers, which could result in delays or disruptions in the supply of our product candidates or other aspects of our business or that of our collaborators. Any negative impact public health crises could adversely affect our ability to seek and obtain regulatory approval for and to commercialize any approved product candidates, increase our operating expenses and have a material adverse effect on our business and financial results.

We have limited experience in launching and marketing approved products. If our products achieve regulatory approval and we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our products we may not be able to generate substantial product sales revenue.

We have limited experience in commercializing products. In March 2021, following FDA approval, we launched MARGENZA® in the United States for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. In November 2024, we completed the sale of the global rights to MARGENZA to TerSera Therapeutics LLC. We continue to have limited internal commercialization capabilities, and the commercialization of any future l products or product candidates that we may develop or in-license, will require building, or contracting for, capabilities, which will require significant capital expenditures, management resources and time. For example, we have limited experience in building and managing a commercial team, conducting a comprehensive market analysis or managing distributors and a field force for our products. We will compete with many companies that currently have extensive and well-funded sales and marketing operations with respect to any approved products.

For commercialization of any or all of our product candidates, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. If we are unable to, or decide not to, further develop internal sales, marketing, and commercial distribution capabilities for any or all of our products, we will likely pursue additional collaborative arrangements regarding the sales and marketing of our products. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will be effective. There can be no assurance that we will be able to develop or successfully maintain internal sales and commercial capabilities or establish or maintain relationships with third-party collaborators to successfully commercialize any product, and as a result, we may not be able to generate substantial product sales revenue.

Actual or anticipated changes to the laws and regulations governing the health care system may have a negative impact on cost and access to health insurance coverage and reimbursement of healthcare items and services.

The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our future approved products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs through lowering prescription drug prices, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, which became law in 2010. While it is difficult to assess the impact of the ACA in isolation, either in general or on our business specifically, it is widely thought that the ACA increases the likelihood of downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receive regulatory approval. Further, the United State and foreign governments regularly consider additional reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been executive, judicial and Congressional challenges and amendments to the ACA.

For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and any healthcare reform measures of the second Trump administration will impact the ACA and our business.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least 7 years, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs under the law (the Medicare Drug Price Negotiation Program), and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare drug price negotiation program. Further, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, however, government and other regulatory oversight and future regulatory and government interference with the healthcare systems could adversely impact our business and results of operations.

Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect to experience pricing pressures in connection with the sale of any products that we develop, due to the trend toward managed healthcare, the increasing influence of various and evolving payor models and additional legislative proposals.

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that our products will be widely used.

Market acceptance and sales of our product candidates, if approved for sale by the appropriate regulatory authorities, may depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will reimburse and establish payment levels and, in some cases, utilization management strategies, such as tiered formularies and prior authorization. We cannot be certain that reimbursement will be available for our products or any products that we develop. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. Our ability to commercialize our products may depend, in part, on the extent to which reimbursement for the products will be available from government authorities and third-party payors. If reimbursement for our products is not available or is available on a limited basis, or if the reimbursement amount for our products is inadequate to support a product’s price, we may not be able to successfully commercialize any of our approved products.

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

Increasingly, third-party payors are requiring that biopharmaceutical manufacturers provide them with discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical products. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our products may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any approved product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Additionally, we or our collaborators may develop companion diagnostic tests for use with our product candidates where appropriate. We or our collaborators will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we may seek for our product candidates. While we have not yet developed any companion diagnostic tests for our product candidates, if we do, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates.

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

With respect to our product candidates that may receive approval for commercial sale or our partners’ products, we are, and will be, highly dependent upon physician and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients. Because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our financial condition or results of operations.

As of December 31, 2024, we hold $20.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $20.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage when we begin the commercialization of product candidates. Insurance coverage is becoming increasingly expensive. As a result, we may be unable to maintain or obtain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. A successful product liability claim or series of claims brought against us, particularly if judgments exceed any insurance coverage we may have, could decrease our cash resources and adversely affect our business, financial condition and results of operation.

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

We and our collaborators are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product obtaining regulatory approval, , such as continued adverse event reporting requirements and post-marketing commitments, all of which may result in significant expense and limit our and our collaborators' ability to commercialize our current and any future approved products.

We and the manufacturers of our current and any future approved products are also required, or will be required, to comply with cGMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our product candidates, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections, including periodic unannounced inspections. The subsequent discovery of previously unknown problems with our current or any future approved products, including adverse events of unanticipated severity or frequency, or problems with the facilities where our current or any future approved products are manufactured, may result in restrictions on the marketing of our current or any such future approved products, up to and including withdrawal of the affected product from the market. If our manufacturing facilities, our collaborators' manufacturing facilities, or those of our respective suppliers, fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us.

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

•restrictions on operations, including costly new manufacturing requirements; and

•product recalls or seizures.

The policies of the FDA and other regulatory agencies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates, or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we or our collaborators might not be permitted to market our current or any future approved products and our business would suffer.

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

Inadequate funding or government efficiency initiatives for the FDA and other government agencies could reduce agency staffing or hinder agency ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget, funding and staffing levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result and may fluctuate significantly in the future. In addition, government funding and staffing levels of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the past decade, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA, and other government employees and pause or stop critical activities. If a prolonged government shutdown occurs, or if FDA or other government employees’ positions are eliminated or become vacant, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Additionally, there is inherent risk, based on the complex relationships among the United States and the countries in which we plan to conduct business in, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could significantly increase tariffs on a broad array of goods. Overall, changes in international trade relations, such as the imposition of or increase in tariffs or other trade barriers, could materially and adversely impact our costs, the ability to make sales of our product candidates to any of our significant customers in other countries, and reduce the competitiveness of our product candidates.

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

If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our program collaborators.

Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in a business combination, the collaborator might de-emphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators.

We may in the future decide to collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization, if approved, our product candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative products, product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

Collaborations are complex and time-consuming to negotiate and document. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of our product candidates, reduce or delay one or more of our other development programs, delay the commercialization of a product candidate or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our technology platforms and our business may be materially and adversely affected.

We may also be restricted under collaboration agreements from entering into additional agreements on certain terms with potential collaborators. Most of our existing therapeutic collaborations contain a restriction on our engaging in activities that are the subject of the collaboration with third parties for specified periods of time.

We contract with, and may in the future contract with, third parties for components of the manufacturing of our product candidates, including our antibody drug conjugate candidates. Failure of third-party contractors to successfully perform their obligations could harm our ability to develop or commercialize our product or product candidates.

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

We have entered into agreements with contract manufacturing organizations in the past to supplement our clinical supply and internal capacity as we advance product candidates in our pipeline. In addition, in the future, we may use third parties for the manufacture of some or all components of our product candidates for clinical testing, including antibody drug conjugates, as well as for commercial manufacture of some of our product candidates that receive marketing approval and that are not manufactured by us or one of our third-party collaborators. We may be unable to reach agreement with any of these contract manufacturers, or to identify and reach arrangements on satisfactory terms with other contract manufacturers, to manufacture any of our product candidates. Additionally, the facilities used by any contract manufacturer to manufacture any of our product candidates must be the subject of a satisfactory inspection before the FDA and other regulatory authorities approve a BLA or marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the FDA’s requirements for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, our product candidates will not be approved or, if already approved, may be subject to recalls.

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

Any of these factors could adversely impact the development of our product candidates, delay approval of our product candidates, or cause us to incur higher costs or prevent us from commercializing our products or product candidates successfully. Furthermore, if contract manufacturers fail to deliver the required quantities of finished product on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet expectations for our clinical development needs, which would delay our ability to execute and complete clinical trials It may take several years to establish an alternative source of supply for our product candidates and to have any such new source approved by the FDA or any other relevant regulatory authorities.

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

We expect to continue to depend on independent clinical investigators and CROs to conduct our clinical trials. CROs may also assist us in the collection and analysis of data. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. These investigators and CROs are not and will not be our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA requires that we comply with standards, commonly referred to as current Good Clinical Practice (GCP) for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial subjects are protected. Failure of clinical investigators or CROs to meet their obligations to us or comply with GCP procedures could adversely affect the clinical development of our product candidates and harm our business.

Commercialization collaborations will be important to our business. If we are unable to maintain commercialization collaborations, or if commercialization collaborations are not successful, our business could be adversely affected.

We have limited capabilities for drug commercialization, with little to no internal capability for sales, marketing or distribution. We may enter into commercial collaborations in the future for any approved products or our product candidates. Any future commercialization collaborations we enter into may pose a number of risks, including the following:

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

Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in a business combination, the collaborator might de-emphasize or terminate the development or commercialization of a product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators for the products in the covered territory or elsewhere. We may also be restricted under commercialization collaboration agreements from entering into future agreements on certain terms with potential collaborators.

Commercialization collaborations are complex and time-consuming to negotiate and document. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the commercialization of a product or product candidate, reduce the scope of any sales or marketing activities, or increase our expenditures and undertake or commercialization activities at our own expense. If in the future we elect to fund and undertake commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations to commercialize our product candidates and do not have sufficient funds or expertise to undertake the necessary commercialization activities, we may not be able to commercialize our product candidates or bring them to market or continue and our business may be materially and adversely affected.

If our information technology systems, or those third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work, process, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, trade secrets and any other sensitive data the we may process, e.g., business plans, transactions, financial information, etc. (collectively, sensitive information).

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

We rely on third-parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, as is our ability to determine whether these third parties may not have adequate information security measures in place. If the third-parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.
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

In the biopharmaceutical industry, significant litigation and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights have become commonplace. The types of situations in which we may become a party to such litigation or proceedings include:

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

Our strategy depends on our ability to identify and seek patent protection for our discoveries. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary.

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

The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Outside the United States, patent protection must be sought in individual jurisdictions, further adding to the cost and uncertainty of obtaining adequate patent protection outside of the United States. Accordingly, we cannot predict whether additional patents protecting our technology will issue in the United States or in foreign jurisdictions, or whether any patents that do issue will have claims of adequate scope to provide competitive advantage. Moreover, we cannot predict whether third parties will be able to successfully obtain claims or the breadth of such claims. The allowance of broader claims may increase the incidence and cost of patent interference proceedings, opposition proceedings, and/or reexamination proceedings, the risk of infringement litigation, and the vulnerability of the claims to challenge. On the other hand, the allowance of narrower claims does not eliminate the potential for adversarial proceedings and may fail to provide a competitive advantage. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage.

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.

Even after they have been issued, our patents and any patents which we license may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited or will expire prior to the commercialization of any approved product candidates, other companies may be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

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
    Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (FCPA), and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We and our commercial partners operate in a number of jurisdictions that pose a risk of potential FCPA violations, and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or other anti-corruption laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws. If we violate provisions of the FCPA or other anti-corruption laws or are subject to an investigation or audit pursuant to these laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures and legal expenses, which could have an adverse impact on our business, financial condition and results of operations.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2019, or HITECH, and their respective implementing regulations, impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors that use, disclose, access, or otherwise process individually identifiable health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse business consequences.

In the ordinary course of business, we and the third parties with whom we work process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information, which we collectively refer to as “sensitive data.”. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Data privacy and security have become significant issues in the United States, Europe, and in many other jurisdictions where we or our partners may in the future conduct our operations.

    In the United States, federal, state, and local governments have enacted numerous data privacy and security laws and regulations, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Furthermore, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines for violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (PIPEDA) and various related provincial laws, may apply to our operations. As another example, Australia’s Privacy Act of 1998 may apply to our operations.

Our compliance with these legal requirements and obligations, together with any policies or practices that we have or may implement to further secure and protect sensitive data, could limit our ability to utilize data that may be valuable to our business.

Our employees and personnel may integrate generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations.

Governments have passed and are likely to pass additional laws regulating generative AI. Any use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Risks Related to Employee Matters and Human Capital Management
Our future success depends on our ability to attract or retain key executives and to attract, retain and motivate qualified personnel.
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

In October 2024, we announced the separation of our President and Chief Executive Officer, Dr. Scott Koenig and the appointment of a special executive search committee of the Board to identify a new Chief Executive Officer for our company. Although we intend to navigate this transition effectively and the identification of a new Chief Executive Officer is intended to be in the best interest of our company and our stockholders, as we navigate Dr. Koenig’s separation and the hiring of a new Chief Executive Officer, the uncertainty during the transition period may increase the risks of employee departures, which may also result in the loss of institutional or technical knowledge, which may adversely affect our business.

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

Additionally, in January 2023, the U.S. Federal Trade Commission (FTC) published a proposed rule that would generally prohibit post-employment non-compete clauses (or other clauses with comparable effect) in agreements between employers and their employees. As of August 20, 2024, the FTC cannot enforce this rule as a result of a court order, which remains subject to appeal. If this rule goes into effect, or if we fail to adequately address any of the issues referred to above, it could adversely impact our ability to attract or retain key executives, which may result in a material adverse effect on our business, operating results and financial condition.

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

As of December 31, 2024, we had 341 full-time employees. In addition to the risks associated with a reduction in force, as our finances, development and commercialization plans and strategies evolve, we may choose to expand or contract our employee base for managerial, operational, manufacturing, financial and other resources. Future growth or additional contraction would impose significant costs as well as added responsibilities on members of management, including the potential need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing either growth or contraction activities. We may not be able to effectively manage our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees.
Growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage such growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any such growth.

Risks Related to Our Common Stock
We have been and may in the future be subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.
    The market price of our common stock has been and may continue to be volatile. Companies that have experienced volatility in the market price of their common stock are often subject to securities class action litigation. For example, in July 2024, a putative securities class action suit, entitled Crain v. MacroGenics, Inc. (Case No. 24-cv-02184), was filed in the U.S. District Court for the District of Maryland against our company and Scott Koenig, M.D., Ph.D., our President, Chief Executive Officer and a member of our Board of Directors, alleging violations of securities laws during 2024. On December 20, 2024, the District Court issued an Order dismissing the case, without prejudice. Previously, on September 13, 2019, a securities class action complaint was filed against us, and certain of our officers and/or directors in the U.S. District Court for the District of Maryland. On September 29, 2021, the District Court issued an Order dismissing the case, with prejudice, and on March 2, 2023 the Fourth Circuit affirmed the District Court’s dismissal.

Due to the inherent uncertainties in legal proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. Any securities litigation brought by private parties or government enforcement agencies could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

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

In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. For example, we recently had one such securities class action lawsuit brought against us that was later voluntarily dismissed by the plaintiffs, as discussed above, and two related state derivative lawsuits that are pending. We could incur substantial costs defending these similar lawsuits, as well as diversion of the time and attention of our management, any or all of which could seriously harm our business.

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
Our information security function is led by our Executive Director of Information Technology and supported by the Senior Information Security Manager, our legal team, a management-level Technology Steering Committee, and the Audit Committee of the Board of Directors. This function is responsible for identifying, assessing, and managing the Company’s cybersecurity threats and risks. We employ various methods to monitor and evaluate the threat environment, including automated tools, subscriptions to cybersecurity threat reports and services, analysis of threats reported to us, evaluations of our and our industry’s risk profile, threat actor analyses, audits, vulnerability assessments, and tabletop incident response exercises.
Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. These include: an incident response plan and procedures, incident detection and response playbook, business continuity plans, encryption of certain data, network security controls, identity management and access controls, physical security controls, 24/7 systems monitoring, vendor risk management processes, employee cybersecurity and privacy training, penetration testing, cybersecurity insurance, and dedicated cybersecurity staff.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. Specifically, (1) cybersecurity risk is addressed as a component of our enterprise risk management program and identified in our risk register; (2) the information security function works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our Technology Steering Committee evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Audit Committee of the board of directors, which evaluates our overall enterprise risk.
We engage third-party service providers, including professional services firms, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, penetration testing firms, and dark web monitoring services, to assist in identifying, assessing, and managing material risks from cybersecurity threats.
In addition, we use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, CROs, distributors, and supply chain management resources. We have vendor management processes to manage cybersecurity risks associated with our use of certain of these providers, such as reviewing security questionnaires, reviewing the vendor’s written security program, conducting risk assessments for certain vendors, arranging security assessment calls with the vendor’s security personnel, reviewing security assessments, or imposing contractual obligations on the vendor. Depending on the nature of the services provided, the sensitivity of the Information

Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify and mitigate cybersecurity risks associated with a provider.
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
The board of directors’ Audit Committee receives periodic reports from our Vice President Information Technology concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The board of directors also receives regular reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

ITEM 2.    PROPERTIES
We lease a total of approximately 190,000 square feet of manufacturing, office, laboratory and warehouse space in Maryland. Our headquarters building in Rockville, Maryland currently houses laboratory, office and manufacturing operations to support clinical and commercial quantities and scale. This location is occupied under a lease that expires in 2035. Our leases each have one or more five-year options to renew. We believe that our properties are generally in good condition, well maintained, suitable and adequate to carry on our business. We believe our capital resources are sufficient to lease any additional facilities required to meet our expected growth needs.

ITEM 3.    LEGAL PROCEEDINGS
Securities Litigation

In July 2024, a putative securities class action suit, entitled Crain v. MacroGenics, Inc. (Case No. 24-cv-02184), was filed in the U.S. District Court for the District of Maryland against the Company and Scott Koenig, M.D., Ph.D., the Company’s President, Chief Executive Officer and a member of the Company’s Board of Directors, alleging violations of securities laws during 2024. The suit asserted certain claims under Section 10 and Rule 10b-5 of the Securities and Exchange Act of 1934 based on alleged misstatements or omissions concerning the Company's TAMARACK Phase 2 study of vobramitamab duocarmazine in patients with metastatic castration-resistant prostate cancer. On December 20, 2024, the District Court issued an Order dismissing the case, without prejudice.

On December 9, 2024, a shareholder derivative suit, entitled Gregora v. Heiden et al. (Case No. 24-cv-03546), was filed in the U.S. District Court for the District of Maryland against certain of the Company’s officers and directors and naming the Company as a nominal defendant. The suit asserts certain claims under Section 10(b) and Rule 10b-5 of the Securities and Exchange Act of 1934 and for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same facts as the Securities Class Action. On March 10, 2025, the plaintiff filed a notice of voluntary dismissal.

On December 11, 2024, a shareholder derivative suit, entitled Cottle v. MacroGenics, Inc., et al. (Case No. 8:24-cv-03578), was filed in the U.S. District Court for the District of Maryland against the same defendants and alleging similar claims as the Gregora derivative action. On March 20, 2025, the parties filed a stipulation of dismissal without prejudice.

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

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol "MGNX". As of March 14, 2025, we had 63,090,323 shares of common stock outstanding held by approximately 52 holders of record, which include shares held by a broker, bank or other nominee. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.
Performance Graph
The following graph compares the five-year cumulative total return of our common stock with the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index. The comparison assumes a $100 investment on December 31, 2019 in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index, and assumes reinvestment of the full amount of all dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return
Among MacroGenics, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index
$250
$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
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
For the discussion of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024.

Overview
We are a clinical-stage biopharmaceutical company focused on discovering, developing, manufacturing and commercializing innovative antibody-based therapeutics for the treatment of cancer. We generate our pipeline of product candidates from our proprietary suite of antibody technology platforms. We are currently developing therapeutics utilizing multiple modalities, including antibody-drug conjugates (ADCs) and multi-specific antibodies (which we refer to as DART and TRIDENT molecules). The combination of our technology platforms and antibody engineering expertise has allowed us to generate promising product candidates – three of which have received marketing approval by the U.S. Food and Drug Administration (FDA) – and to enter into several strategic collaborations with global biopharmaceutical companies. These collaborations have provided us with over $1.4 billion of non-dilutive funding since our inception in 2000, and have enabled us to leverage the additional expertise of our collaborators to advance the development of multiple partnered product candidates. In addition, we operate a 5 × 2,000 liter commercial-scale cGMP antibody manufacturing facility in our Maryland headquarters to support our clinical programs. We also provide outsourced contract development and manufacturing services to our collaborators and other third parties for commercial and clinical products to offset a portion of the operating costs of this facility.

We are currently advancing three proprietary product candidates in clinical development: lorigerlimab, a bispecific DART molecule that targets checkpoint inhibitors PD-1 and CTLA-4; MGC026, an ADC that targets B7-H3 and delivers a novel topoisomerase I inhibitor (TOP1i)-based linker-payload, and MGC028, an ADC that targets ADAM9 and delivers a novel TOP1i-based linker-payload. We are also actively developing multiple preclinical-stage ADC and next generation T-cell engager programs.

We and our partners are developing or commercializing product candidates for which we retain certain economic rights. These include three products approved by the FDA: MARGENZA® (margetuximab-cmkb), an anti-HER2 monoclonal antibody (mAb) that we recently sold to a partner, ZYNYZ® (retifanlimab-dlwr), an anti-PD-1 mAb that we out-licensed; and TZIELD® (teplizumab-mzwv), an anti-CD3 mAb that we sold to a partner. We are also collaborating with Gilead Sciences, Inc. (Gilead) on the development of MGD024, a bispecific DART antibody targeting CD123 and CD3 that utilizes our next-generation T-cell engager technology, as well as two additional undisclosed pre-clinical DART development programs.

Our operations to date have concentrated on developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, operating manufacturing facilities, business planning and raising capital. We only began generating revenues from the sale of products in 2021. We have financed our operations primarily through the public and private offerings of our securities, and collaborations with other biopharmaceutical companies. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2024, combined with anticipated and potential collaboration payments, contract manufacturing revenue, and royalties, should enable us to fund our operations into the second half of 2026. Our expected funding requirements reflect anticipated expenditures related to the ongoing Phase 2 LORIKEET study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.
Through December 31, 2024, we had an accumulated deficit of $1.2 billion. We expect that over the next several years this deficit will increase as we continue to incur research and development expense in connection with our ongoing activities and several clinical trials.

Macroeconomic Conditions
The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including, fluctuating interest rates, and geopolitical upheaval (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. Prolonged uncertainty with respect to Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte Corporation (Incyte). We have an exclusive global collaboration and license agreement with Incyte for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Under this agreement, as amended, Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. We received an upfront payment of $150.0 million and milestone payments totaling $215.0 million from Incyte through December 31, 2024, including $100.0 million received in August 2024. We are eligible to receive up to an additional $210.0 million in development and regulatory milestones and $330.0 million in commercial milestones. We receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we performed development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement) and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
•Gilead. In October 2022, we and Gilead entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024 and create bispecific cancer antibodies using our DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the Gilead Agreement, we will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license to develop and commercialize MGD024 and other bispecific antibodies of ours that bind CD123 and CD3 (CD123 Option). The agreement also granted Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by us and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). As part of the Gilead Agreement, Gilead paid us a non-refundable upfront payment of $60.0 million and we will be eligible to receive up to $1.7 billion in target nomination, option fees, and development, regulatory and commercial milestones, assuming Gilead exercises the CD123 Option and Research Program Option, successfully develops and commercializes MGD024 or other CD123 products developed under the agreement, and products result from the two additional research programs. Assuming exercise of the CD123 Option, we will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs. In 2023, Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program) and paid us a $15.7 million nomination fee. We granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which we will provide research and development services. In January 2024, the parties amended the Gilead Agreement to revise certain matters related to intellectual property in the performance of the research plans under the agreement. In

June 2024, Gilead paid us variable consideration totaling $3.3 million upon achievement of a research plan milestone. On August 30, 2024, the parties entered into a second letter agreement under which Gilead will pay us to conduct certain research and which extends the period for Gilead to select its second research target combination.

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
•product sales, net which reflects sales of MARGENZA which was launched in 2021. Product revenue is recorded net of applicable reserves for variable consideration, including discounts and other allowances. In November 2024, we sold global rights to MARGENZA to TerSera Therapeutics, LLC (TerSera) for an upfront payment of $40.0 million;
•contract manufacturing revenue which is earned from providing development and manufacturing services to third parties and manufacturing their drug substance; and
•government agreements revenue which reflects amounts earned through grants and/or contracts with the U.S. government and other research institutions on behalf of the U.S. government, primarily with respect to research and development activities related to infectious disease product candidates.

Cost of Product Sales
Cost of product sales relates to sales of MARGENZA. These costs include materials and manufacturing costs, as well as royalties payable on net sales of MARGENZA and inventory reserves. All product costs incurred prior to FDA approval of MARGENZA in December 2020 were expensed as research and development expense. As a result, cost of product sales was positively impacted as we sold through inventory that was expensed prior to FDA approval of MARGENZA. In November 2024, we sold global rights to MARGENZA to TerSera.
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
Gain on Sale of MARGENZA
On October 17, 2024, we entered into an Asset Purchase and Sale Agreement (ASA) with TerSera, which closed in November 2024. Under the terms of the ASA, we sold the global rights to MARGENZA, inclusive of our business of researching, developing, commercializing, manufacturing, packaging, distributing, promoting, marketing and selling the MARGENZA product, as well as using and licensing the intellectual property relating to MARGENZA. In addition to MARGENZA’s intellectual property, TerSera also acquired all existing MARGENZA inventory. We recognized a gain of $36.3 million related to the ASA with TerSera during the year ended December 31, 2024.

Critical Accounting Estimates
Our management's discussion and analysis of financial conditions and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amount of the revenue and expenses recorded during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. We review and evaluate these estimates on an on-going basis. These assumptions and estimates form the basis for making judgments about the carrying values of assets and liabilities and amounts that have been recorded as revenues and expenses. Actual results and experiences may differ from these estimates. We did not make any material changes to these assumptions during the year ended December 31, 2024, and do not expect any material changes in the near term to the underlying assumptions. If we were to adjust our assumptions, the results of any material revisions would be reflected in the consolidated financial statements prospectively from the date of the change in estimate. Management considers an accounting estimate to be critical if:
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
Product Sales, Net
Prior to the sale of MARGENZA to TerSera in November 2024, we entered into a limited number of arrangements with specialty distributors in the United States to distribute MARGENZA. The delivery of our product represents a single performance obligation for these transactions and we record net product revenue when control is transferred to the customer, generally upon receipt by the customer. The transaction price for net product revenue represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. Customer discounts are recorded as reductions of accounts receivable on the consolidated balance sheets. Allowance for product returns, provider chargebacks, government and other rebates and service fees are recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Sales deductions are based on management's estimates that consider payor mix in target markets and experience to-date. These estimates involve a substantial degree of judgment, in particular, for government-mandated rebates and chargebacks, such as for the Medicaid and 340B programs.
Contract Manufacturing Revenue
We enter into agreements with third parties to manufacture their drug substance at our Good Manufacturing Practice (GMP) facility. The terms of these arrangements can include an upfront payment to us to reserve manufacturing capacity, scheduled payments during the manufacturing process and reimbursement for materials used to manufacture product. We recognize revenue over time on a straight-line basis as the manufacturing services are performed, as we believe that our efforts in providing the manufacturing services are incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product are allocated to the related manufacturing activities and are recognized as revenue as those activities occur.
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
Clinical trial expenses are a significant component of research and development expense, and we outsource a significant portion of these costs to third parties. Third party clinical trial expenses include investigator fees, site and patient costs, CRO costs, costs for central laboratory testing, data management and CMO costs. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as a prepaid asset or accrued expenses. These third-party agreements are generally cancelable, and related costs are recorded as research and development expense as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. The historical clinical accrual estimates have not been materially different from the actual costs.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for information under the caption "Recent Accounting Pronouncements."

Results of Operations
Revenue
The following represents a comparison of our revenue for the years ended December 31, 2024 and 2023 (dollars in millions):

	Year Ended December 31,		Increase/(Decrease)
	2024	2023
Collaborative and other agreements	$118.9	$29.4	$89.5	304%
Product sales, net	16.4	17.9	(1.5)	(8)%
Contract manufacturing	13.1	9.8	3.3	34%
Government agreements	1.6	1.6	—	—%
Total revenue	$150.0	$58.7	$91.3	156%
The increase of $89.5 million in revenue from collaborative and other agreements for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a net increase of $85.0 million in revenue recognized from milestones achieved under the Incyte License Agreement.
Revenue from collaborative and other agreements may vary substantially from period to period depending on the progress made by our collaborators with their product candidates and the timing of milestones achieved under current agreements, and whether we enter into additional collaboration agreements.
The decrease in product sales, net is due to the fact that we sold the global rights to MARGENZA to TerSera in November 2024. Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks and discounts, distribution-related fees and other sales-related deductions. The table below includes a reconciliation of the accounts associated with these deductions (in millions):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2022	$0.4	$1.3	$1.7
Provisions	2.8	1.2	4.0
Adjustments related to prior year sales	(0.1)	(0.7)	(0.8)
Payments/credits	(2.9)	(1.0)	(3.9)
Balance as of December 31, 2023	0.2	0.8	1.0
Provisions	2.3	1.0	3.3
Adjustments related to prior year sales	0.4	(0.8)	(0.4)
Payments/credits	(2.7)	(0.9)	(3.6)
Balance as of December 31, 2024	$0.2	$0.1	$0.3
Contract manufacturing revenue increased by $3.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to increased manufacturing under the Incyte Manufacturing and Clinical Supply Agreement and the revenue recognized under the Emergent BioSolutions Manufacturing and Clinical Supply Agreements executed in the second half of 2023.
Cost of Product Sales
Cost of product sales was $0.8 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively. Cost of product sales includes product royalties and fill finish costs for both years, and cost of product sales for 2023 also includes reserves for unsaleable inventory. Product sold during both periods consisted of drug product that was previously charged to research and development expense prior to FDA approval of MARGENZA, which favorably impacted our gross margin.

Cost of Manufacturing Services
Cost of manufacturing services was $11.5 million and $7.6 million for the years ended December 31, 2024 and 2023, respectively. Cost of manufacturing services includes the costs to provide manufacturing services to produce certain Incyte bulk drug substance under the Incyte Manufacturing and Clinical Supply Agreement for both years. Cost of manufacturing services for the year ended December 31, 2024 also includes costs to provide manufacturing services under the Emergent BioSolutions Manufacturing and Clinical Supply Agreement. We expect cost of manufacturing services to vary from period to period based on the agreed-upon manufacturing schedule.
Research and Development Expense
The following represents a comparison of our research and development expense for the years ended December 31, 2024 and 2023 (dollars in millions):

	Year Ended December 31,		Increase/(Decrease)
	2024	2023
Vobramitamab duocarmazine	$39.8	$39.2	$0.6	2%
Lorigerlimab	36.8	27.7	9.1	33%
MGC028	24.1	14.4	9.7	67%
Preclinical antibody-drug conjugates (ADCs)	18.1	11.2	6.9	62%
MGC026	14.1	13.5	0.6	4%
Margetuximab	10.8	16.1	(5.3)	(33)%
MGD024	9.7	7.0	2.7	39%
Next-generation T-cell engagers (a)	8.4	10.5	(2.1)	(20)%
Retifanlimab	2.1	3.5	(1.4)	(40)%
Enoblituzumab	1.9	5.3	(3.4)	(64)%
Other programs (a) (b)	11.4	18.2	(6.8)	(37)%
Total research and development expense	$177.2	$166.6	$10.6	6%
(a) Includes research and discovery projects, as well as early preclinical molecules and molecules not advanced to clinical development.
(b) Includes discontinued projects.
Research and development expense for the year ended December 31, 2024 increased by $10.6 million compared to the year ended December 31, 2023. This increase was primarily attributable to:
•increased development, manufacturing and IND-enabling costs related to MGC028;
•increased clinical trial costs related to lorigerlimab;
•increased development costs for preclinical ADCs; and
•increased clinical costs related to MGD024.
These increases were partially offset by:
•decreased development, manufacturing and clinical trial costs related to discontinued projects;
•decreased development and clinical trial costs related to margetuximab;
•decreased development and clinical trial costs related to enoblituzumab;
•decreased development costs related to t-cell engagers; and
•decreased manufacturing costs related to retifanlimab.
There are uncertainties associated with our research and development expenses for future periods which are impacted by multiple variables, including timing of wind down activities for recently closed studies and current and expected expenditures associated with our ongoing clinical studies.

Selling, General and Administrative Expense
Selling, general and administrative expenses were $71.0 million and $52.2 million for the years ended December 31, 2024 and 2023, respectively. The increase is primarily due to an amendment fee paid to Eversana pursuant to the sale of MARGENZA in November 2024 and increased stock-based compensation expense and accrued severance related to the separation agreement with our Chief Executive Officer.
Gain on Sale of MARGENZA
In October 2024, we entered into an ASA with TerSera which closed in November 2024. Under the terms of the ASA, we sold the global rights to MARGENZA, inclusive of our business of researching, developing, commercializing, manufacturing, packaging, distributing, promoting, marketing and selling the MARGENZA product, as well as using and licensing the intellectual property relating to MARGENZA. In addition to MARGENZA’s intellectual property, TerSera also acquired all existing MARGENZA inventory. We recognized a gain of $36.3 million related to the ASA with TerSera during the year ended December 31, 2024.
Gain on Royalty Monetization Arrangement
In April 2023, we entered into the Tripartite Agreement with DRI Healthcare Acquisitions LP (DRI) and Sanofi S.A (Sanofi), whereby we consented to the sale of DRI’s royalty interest in TZIELD and the related milestone payment obligations to Sanofi. The execution of the Tripartite Agreement resulted in a modification to the liability related to future royalties, and we recognized a $100.9 million gain on royalty monetization arrangement. In July 2023, Sanofi reported achievement of the primary endpoint milestone event related to a $50.0 million milestone, which resulted in an additional $50.0 million gain on royalty monetization arrangement. In September 2023, we amended the Provention asset purchase agreement and terminated the Royalty Purchase Agreement with DRI.

Liquidity and Capital Resources
Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2024 and 2023 (dollars in millions):

	Year Ended December 31,		Increase/(Decrease)
	2024	2023
Net cash provided by (used in):
Operating activities	$(68.4)	$(78.2)	$9.8	13%
Investing activities	149.3	(80.1)	229.4	286%
Financing activities	1.0	150.4	(149.4)	(99)%
Net increase (decrease) in cash and cash equivalents	$81.9	$(7.9)	$89.8	NM
NM: Not Meaningful
Operating Activities
Net cash used in operating activities consists of our net loss adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation, gain on royalty monetization arrangement which is classified as a financing activity, gain on sale of MARGENZA which is classified as an investing activity, and changes in working capital. Net cash used in operating activities for the year ended December 31, 2024 benefited from a $100.0 million milestone payment received from Incyte under the Incyte License Agreement. Net cash used in operating activities for the year ended December 31, 2023 benefited from $45.0 million in milestone payments received from Provention and a $15.0 million milestone payment received from Incyte under the Incyte License Agreement.
Investing Activities
Net cash provided by investing activities during the year ended December 31, 2024 is primarily due to proceeds from the sale of MARGENZA to TerSera and maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in investing activities during the year ended December 31, 2023 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 includes proceeds from stock option exercises and ESPP purchases, offset by taxes paid related to net share settlement of equity awards. Net cash provided by financing activities for the year ended December 31, 2023 includes net cash proceeds from our Royalty Purchase Agreement with DRI of $149.7 million.
Our multiple product candidates currently under development will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use. Our future success is dependent on our ability to identify and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expenses to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings and revenue from our multiple collaboration agreements. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2024, combined with anticipated and potential collaboration payments, contract manufacturing revenue, and royalties, should enable us to fund our operations into the second half of 2026. Our expected funding requirements reflect anticipated expenditures related to the ongoing Phase 2 LORIKEET study of lorigerlimab in mCRPC as well as our other clinical and preclinical studies currently ongoing.
Material Cash Requirements
Our short-term and long-term material cash requirements consist of operational and capital expenditures, some of which contain contractual obligations. Our primary uses of cash relate to paying salaries and benefits, administering clinical trials and providing the technology and facilities necessary to support our operations. The most significant contractual obligations are the operating leases at our facilities in Maryland. Our future minimum lease payments as of December 31, 2024 totaled $5.2 million related to short-term lease liabilities, and $65.3 million related to long-term lease liabilities. See Note 6, Commitments and Contingencies, in the Notes to the Financial Statements in this Annual Report on Form 10-K for additional information about our contractual obligations. We expect to fund these requirements with current cash, cash equivalents and marketable securities as well as anticipated and potential collaboration payments.
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, Government Sponsored Enterprise agency debt obligations, corporate debt obligations and money market instruments. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $201.7 million. Our primary exposure to market risk is related to changes in interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 in this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2024, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2024 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated

Framework. Based on our assessment, management believes that, as of December 31, 2024, the Company's internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 70.

ITEM 9B.    OTHER INFORMATION
10b5-1 Trading Plans
During the three months ended December 31, 2024 the following Section 16 officer and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•James Karrels, Senior Vice President and Chief Financial Officer, adopted a new trading plan on November 21, 2024 (with the first trade possible under the new plan no sooner than April 16, 2025). The trading plan will be effective until April 15, 2026 and covers the potential sale of up to 410,000 shares of common stock.
•Jeffrey Peters, Senior Vice President and General Counsel, adopted a new trading plan on November 15, 2024 (with the first trade possible under the new plan no sooner than March 21, 2025). The trading plan will be effective until March 20, 2026 and covers the potential sale of up to 448,881 shares of common stock.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited MacroGenics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MacroGenics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 20, 2025, expressed an unqualified opinion thereon.
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
March 20, 2025

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate herein by reference the relevant information concerning directors, executive officers and corporate governance to be included in our definitive proxy statement for the 2025 annual meeting of stockholders (the 2025 Proxy Statement) under the captions “Directors and Nominees,” “Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports”.
We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees, officers and directors. The Code is available under the Corporate Governance section of our website at http://ir.macrogenics.com/governance. We expect that any amendments to the Code, or any waivers of its requirements, will be disclosed on our website.
We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our personnel, including directors, officers, employees, and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION
We incorporate herein by reference the relevant information concerning executive compensation to be included in the 2025 Proxy Statement under the captions “Executive Compensation Information” and “Director Compensation”.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate herein by reference the relevant information concerning security ownership of certain beneficial owners and management to be included in the 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Information About Equity Compensation Plans”.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate herein by reference the relevant information concerning certain other relationships and related transactions to be included in the 2025 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions”.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
We incorporate herein by reference the relevant information concerning principal accountant fees and services to be included in the 2025 Proxy Statement under the caption “Principal Accountant Fees and Services”.

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
Scott Koenig, M.D., Ph.D.
President and CEO and Director
Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Koenig	President and CEO and Director (Principal Executive Officer)	March 20, 2025
Scott Koenig, M.D., Ph.D.

/s/ James Karrels	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 20, 2025
James Karrels

/s/ Beth Smith	Vice President, Controller and Treasurer (Principal Accounting Officer)	March 20, 2025
Beth Smith

/s/ Karen Ferrante, M.D.	Director	March 20, 2025
Karen Ferrante, M.D.

/s/ William Heiden	Director	March 20, 2025
William Heiden

/s/ Edward Hurwitz	Director	March 20, 2025
Edward Hurwitz

/s/ Scott Jackson	Director	March 20, 2025
Scott Jackson

/s/ Meenu Chhabra Karson	Director	March 20, 2025
Meenu Chhabra Karson

/s/ Margaret A. Liu, M.D.	Director	March 20, 2025
Margaret A. Liu, M.D.

/s/ Federica O’Brien	Director	March 20, 2025
Federica O’Brien

/s/ Jay Siegel, M.D.	Director	March 20, 2025
Jay Siegel, M.D.

/s/ David Stump, M.D.	Director	March 20, 2025
David Stump, M.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MacroGenics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 20, 2025 expressed an unqualified opinion thereon.
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

Accounting for the Sale of MARGENZA

Description of the Matter
As discussed in Note 10 of the consolidated financial statements, in October 2024, the Company entered into an Asset Purchase and Sale Agreement (“ASA”) with TerSera Therapeutics, LLC (“TerSera”) in which TerSera acquired global rights to MARGENZA along with a Master Manufacturing and Supply Agreement (“MSA”) under which the Company will manufacture MARGENZA for TerSera, and a Transition Services Agreement to provide certain services to TerSera (“Sale of MARGENZA”). As part of the ASA, the Company received $40.0 million and is eligible to receive sales milestone payments of up to an aggregate of $35.0 million.

Accounting for the Sale of MARGENZA required the Company to make significant judgments. Specifically, there was significant judgment involved with the evaluation of the key terms of the agreements to determine the appropriate and applicable authoritative guidance to apply to each of the elements of the single combined contract. As a result, auditing the Sale of MARGENZA and related agreements required especially subjective and complex auditor judgment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s control over the evaluation of the technical accounting for the Sale of MARGENZA, which included management’s review over the application and evaluation of the applicable authoritative guidance.

To audit the Company’s accounting for the Sale of MARGENZA, we performed audit procedures that included inspecting the executed agreements and related accounting analyses performed by management and evaluating the conclusions. We also involved our subject matter resources to assist with auditing the significant and judgmental conclusions reached by management including the evaluation of the terms of the agreements and the application of the related accounting guidance.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Tysons, Virginia
March 20, 2025

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$182,840	$100,956
Marketable securities	18,827	128,849
Accounts receivable	4,309	10,367
Inventory, net	—	1,221
Prepaid expenses and other current assets	11,514	9,946
Total current assets	217,490	251,339
Property, equipment and software, net	18,100	21,847
Operating lease right-of-use assets	24,509	23,846
Other non current assets	1,556	1,386
Total assets	$261,655	$298,418

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,013	$6,443
Accrued expenses and other current liabilities	29,334	24,239
Deferred revenue	16,319	21,651
Lease liabilities	4,864	3,775
Total current liabilities	55,530	56,108
Deferred revenue, net of current portion	55,503	59,243
Lease liabilities, net of current portion	32,597	30,196
Other non current liabilities	1,968	258
Total liabilities	145,598	145,805

Stockholders' equity:
Common stock, 0.01 par value -- 125,000,000 shares authorized, 62,819,857 and 62,070,627 shares outstanding at December 31, 2024 and December 31, 2023, respectively	628	621
Additional paid-in capital	1,285,143	1,254,750
Accumulated other comprehensive gain (loss)	4	(6)
Accumulated deficit	(1,169,718)	(1,102,752)
Total stockholders' equity	116,057	152,613
Total liabilities and stockholders' equity	$261,655	$298,418
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Collaborative and other agreements	$118,856	$29,421	$119,303
Product sales, net	16,426	17,939	16,727
Contract manufacturing	13,057	9,833	13,988
Government agreements	1,623	1,556	1,923
Total revenues	149,962	58,749	151,941
Costs and expenses:
Cost of product sales	847	619	3,351
Cost of manufacturing services	11,452	7,603	4,033
Research and development	177,194	166,583	207,026
Selling, general and administrative	71,047	52,188	58,949
Total costs and expenses	260,540	226,993	273,359
Loss from operations	(110,578)	(168,244)	(121,418)
Gain on royalty monetization arrangement	—	150,930	—
Gain on sale of MARGENZA	36,250	—	—
Interest and other income	9,421	9,686	1,660
Interest and other expense	(1,115)	(1,430)	—
Loss before income taxes	(66,022)	(9,058)	(119,758)
Income tax provision	944	—	—
Net loss	(66,966)	(9,058)	(119,758)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	10	(1)	56
Comprehensive loss	$(66,956)	$(9,059)	$(119,702)

Basic and diluted net loss per common share	$(1.07)	$(0.15)	$(1.95)
Basic and diluted weighted average common shares outstanding	62,621,185	61,929,198	61,433,124
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount

Balance, December 31, 2021	61,307,428	$613	$1,213,002	$(973,936)	$(61)	$239,618
Share-based compensation	—	—	20,438	—	—	20,438
Issuance of common stock, net of offering costs	160,480	2	1,083	—	—	1,085
Stock plan related activity	233,559	2	572	—	—	574
Unrealized gain on investments	—	—	—	—	56	56
Net loss	—	—	—	(119,758)	—	(119,758)
Balance, December 31, 2022	61,701,467	617	1,235,095	(1,093,694)	(5)	142,013
Share-based compensation	—	—	18,373	—	—	18,373
Issuance of common stock, net of offering costs	167,270	2	1,037	—	—	1,039
Stock plan related activity	201,890	2	245	—	—	247
Unrealized loss on investments	—	—	—	—	(1)	(1)
Net loss	—	—	—	(9,058)	—	(9,058)
Balance, December 31, 2023	62,070,627	621	1,254,750	(1,102,752)	(6)	152,613
Share-based compensation	—	—	29,439	—	—	29,439
Stock plan related activity	749,230	7	954	—	—	961
Unrealized gain on investments	—	—	—	—	10	10
Net loss	—	—	—	(66,966)	—	(66,966)
Balance, December 31, 2024	62,819,857	$628	$1,285,143	$(1,169,718)	$4	$116,057

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(66,966)	$(9,058)	$(119,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,540	9,645	11,865
Amortization of premiums and discounts on marketable securities	(2,810)	(5,004)	403
Share-based compensation	29,439	18,373	20,438
Gain on royalty monetization arrangement	—	(150,930)	—
Gain on sale of MARGENZA	(36,250)	—	—
Non-cash interest expense	—	1,430	—
Non-cash lease expense	(663)	3,489	3,341
Other non-cash items	2	423	2,882
(Gain) loss on disposal of assets	(57)	111	—
Changes in operating assets and liabilities:
Accounts receivable	6,058	45,855	(45,836)
Inventory	(2,188)	230	55
Prepaid expenses and other current assets	(1,567)	215	11,009
Other non current assets	(170)	(7)	(14,045)
Accounts payable	(1,530)	1,281	(10,860)
Accrued expenses and other current liabilities	5,003	(4,823)	(4,638)
Lease liabilities	3,490	(861)	9,364
Deferred revenue	(9,414)	11,426	48,821
Other non current liabilities	1,710	—	—
Net cash used in operating activities	(68,373)	(78,205)	(86,959)

Cash flows from investing activities
Purchases of marketable securities	(77,182)	(239,683)	(120,602)
Proceeds from sales and maturities of marketable securities	190,025	161,299	194,940
Purchases of property, equipment and software	(3,706)	(1,764)	(3,623)
Proceeds from sale of MARGENZA	40,000	—	—
Proceeds from sales of equipment	160	64	—
Net cash provided by (used in) investing activities	149,297	(80,084)	70,715

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	616	1,085
Proceeds from stock option exercises and ESPP purchases	3,435	553	574
Taxes paid related to net share settlement of equity awards	(2,475)	(306)	—
Principal payments on royalty monetization arrangement	—	(157)	—
Net proceeds from sale of future royalties	—	149,655	—
Net cash provided by financing activities	960	150,361	1,659
Net change in cash and cash equivalents	81,884	(7,928)	(14,585)
Cash and cash equivalents at beginning of period	100,956	108,884	123,469
Cash and cash equivalents at end of period	$182,840	$100,956	$108,884
Supplemental cash flow disclosures
Cash paid for income taxes	$944	$—	$—
Non-cash operating and investing activities
Property and equipment included in accounts payable or accruals	$100	$505	$118
See accompanying notes.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a clinical-stage biopharmaceutical company focused on discovering, developing, manufacturing and commercializing innovative antibody-based therapeutics for the treatment of cancer. The Company generates its pipeline of product candidates from its proprietary suite of antibody technology platforms. The Company is currently developing therapeutics utilizing multiple modalities, including antibody-drug conjugates (ADCs) and multi-specific antibodies (which is referred to as DART and TRIDENT molecules). The combination of the Company’s technology platforms and antibody engineering expertise has allowed the Company to generate promising product candidates – three of which have received marketing approval by the U.S. Food and Drug Administration (FDA) – and to enter into several strategic collaborations with global biopharmaceutical companies. These collaborations have provided the Company with over $1.4 billion of non-dilutive funding since its inception in 2000, and have enabled the Company to leverage the additional expertise of its collaborators to advance the development of multiple partnered product candidates. In addition, the Company operates a 5 × 2,000 liter commercial-scale cGMP antibody manufacturing facility in its Maryland headquarters to support its clinical programs. The Company also provides outsourced contract development and manufacturing services to its collaborators and other third parties for commercial and clinical products to offset a portion of the operating costs of this facility.

The Company is currently advancing three proprietary product candidates in clinical development: lorigerlimab, a bispecific DART molecule that targets checkpoint inhibitors PD-1 and CTLA-4; MGC026, an ADC that targets B7-H3 and delivers a novel topoisomerase I inhibitor (TOP1i)-based linker-payload, and MGC028, an ADC that targets ADAM9 and delivers a novel TOP1i-based linker-payload. The Company is also actively developing multiple preclinical-stage ADC and next generation T-cell engager programs.

The Company and its partners are developing or commercializing product candidates for which the Company retain certain economic rights. These include three products approved by the FDA: MARGENZA® (margetuximab-cmkb), an anti-HER2 monoclonal antibody (mAb) that the Company recently sold to a partner, ZYNYZ® (retifanlimab-dlwr), an anti-PD-1 mAb that the Company out-licensed; and TZIELD® (teplizumab-mzwv), an anti-CD3 mAb that the Company sold to a partner. The Company is also collaborating with Gilead Sciences, Inc. (Gilead) on the development of MGD024, a bispecific DART antibody targeting CD123 and CD3 that utilizes its next-generation T-cell engager technology, as well as two additional undisclosed pre-clinical DART development programs.

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

Similar to the other risk factors pertinent to the Company's business, including significant equity market volatility and availability of funding in the biotechnology sector, as well as potential issues in the global economy, credit markets and financial markets as a result of significant worldwide events, including inflation, fluctuating interest rates and geopolitical upheaval, might unfavorably impact the Company's ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to these uncertainties, the Company will continue to evaluate the nature and extent of the impact of these uncertainties on its business and financial position.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, MacroGenics UK Limited and MacroGenics Limited. All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment, which is developing and commercializing monoclonal antibody-based therapeutics. See Note 13, Segment Reporting, for the Company’s evaluation of its reportable segment and additional disclosures.
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
The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2024 or 2023, as the Company has a history of collecting on all outstanding accounts.

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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at December 31, 2024
	Total	Level 1	Level 2
Assets:
Money market funds	$67,886	$67,886	$—
U.S Treasury securities	5,000	—	5,000
Government-sponsored enterprises	3,994	—	3,994
Corporate debt securities	25,548	—	25,548
Total assets measured at fair value (a)	$102,428	$67,886	$34,542

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2
Assets:
Money market funds	$91,665	$91,665	$—
U.S Treasury securities	31,179	—	31,179
Government-sponsored enterprise	45,043	—	45,043
Corporate debt securities	52,627	—	52,627
Total assets measured at fair value (b)	$220,514	$91,665	$128,849
(a) Total assets measured at fair value at December 31, 2024 includes approximately $83.6 million reported as cash and cash equivalents and $18.8 million reported as marketable securities on the balance sheet.
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
The Company's revenue relates to agreements with various collaborators, MARGENZA net product sales (prior to the sale to TerSera Therapeutics LLC (TerSera) in November 2024) and contracts and research grants received from U.S. government agencies. The following table includes those counterparties that represent more than 10% of total revenue earned in the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Incyte Corporation (Incyte)	76%	53%	26%
McKesson Plasma & Biologics and McKesson Specialty Care Distribution LLC (McKesson)	*	12%	*
ASD Healthcare and Oncology Supply (ASD)	*	10%	*
Provention Bio, Inc. (Provention)	*	10%	43%
Zai Lab Limited (Zai Lab)	*	*	15%
* Amount is less than 10% for the period indicated.
The following table includes those counterparties that represent more than 10% of accounts receivable at the date indicated:

	December 31,
	2024	2023
Incyte	39%	25%
ASD	18%	15%
McKesson	13%	16%
Cardinal Health, Inc.	12%	18%
Zai Lab	*	12%
* Balance is less than 10% as of the date indicated.
Inventory
When the Company believes regulatory approval is probable and expects future economic benefit from the sales of a product candidate to be realized, the Company capitalizes manufacturing costs (whether internally produced or through third-party contract manufacturing organizations) as inventory. Prior to receiving its first approval from the FDA in December 2020, the Company expensed all costs incurred related to the manufacture of MARGENZA as research and development expense because of the inherent risks associated with the development of a product candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates. Subsequent to FDA approval in December 2020, the Company began capitalizing its MARGENZA third-party contract manufacturing inventory costs. In November 2024, the Company sold global rights to MARGENZA to TerSera. As part of this transaction, the Company transferred all of its inventory to TerSera.
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
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment (ASC 360). ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or asset group. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset group. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. For the years ended December 31, 2024, and 2023, the Company determined that there were no impaired assets.
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
Product sales, net
Prior to the sale to TerSera, the Company entered into a limited number of arrangements with specialty distributors in the United States to distribute MARGENZA. These arrangements are considered to be contracts with customers and are in the scope of ASC 606. The Company has written contracts with each of its customers that have a single performance obligation - to deliver products upon receipt of a customer order - and these obligations are satisfied when delivery occurs and the customer receives the product. The specialty distributors subsequently resell the Company’s product to healthcare providers. Product revenue is recorded net of applicable reserves for variable consideration, including discounts and other allowances. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales.
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
Contract manufacturing revenue
The Company enters into agreements with third parties to manufacture their drug substance at its Good Manufacturing Practice (GMP) facility. The terms of these arrangements can include an upfront payment to the Company to reserve manufacturing capacity, scheduled payments during the manufacturing process and reimbursement for materials used to manufacture product. The Company recognizes revenue over time on a straight-line basis as the manufacturing services are performed, as the Company believes that its efforts in providing the manufacturing services are incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product are allocated to the related manufacturing activities and are recognized as revenue as those activities occur.
Cost of Product Sales
Prior to the sale to TerSera, cost of product sales related to sales of MARGENZA. These costs include material, manufacturing and shipping costs, as well as royalties payable on net sales of MARGENZA and inventory reserves. All product costs incurred prior to FDA approval of MARGENZA in December 2020 were expensed as research and development expense. As a result, cost of product sales was positively impacted as the Company sold through inventory that was expensed prior to FDA approval of MARGENZA.
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

	Year Ended December 31,
	2024	2023	2022
Stock options and RSUs	14,008,511	13,129,251	10,514,013

Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Disaggregation of Income Statement Expense. The standard requires further disaggregation of relevant expense captions in a separate note to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The standard requires disaggregation of the effective rate reconciliation into standard categories, enhances disclosure of income taxes paid, and modifies other income tax-related disclosures. The standard is effective for fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses, as well as how the chief operating decision maker (CODM) uses the reported measure(s) of segment profit or loss in assessing performance. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The Company adopted the standard in the fourth quarter of 2024. The adoption did not have a material impact on its consolidated financial statements. See Note 13, Segment Reporting, for additional information.

3. Marketable Securities
Available-for-sale marketable securities as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$1,995	$—	$—	$1,995
Corporate debt securities	16,828	4	—	16,832
Total	$18,823	$4	$—	$18,827

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$31,177	$4	$(2)	$31,179
Government-sponsored enterprises	45,041	7	(5)	45,043
Corporate debt securities	52,637	5	(15)	52,627
Total	$128,855	$16	$(22)	$128,849
All of the Company's available-for-sale securities held at December 31, 2024 and 2023 had contractual maturities of less than one year. All of the Company’s available-for-sale marketable debt securities in an unrealized loss position as of December 31, 2023 were in a loss position for less than twelve months. Unrealized losses on available-for-sale debt securities as of December 31, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for the years ended December 31, 2024 and 2023. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company recorded interest income of $5.6 million, $4.0 million and $1.7 million during the years ended December 31, 2024, 2023 and 2022, respectively, which is included in interest and other income on the consolidated statements of operations and comprehensive loss.
4. Inventory, Net
All of the Company's inventory relates to the manufacturing of MARGENZA. In November 2024, the Company sold global rights to MARGENZA to TerSera. As part of this transaction, the Company transferred all its inventory to TerSera, resulting in no inventory balance on the Company’s consolidated balance sheet as of December 31, 2024. The following table sets forth the Company's inventory as of December 31, 2023, net of reserves (in thousands):

Work in process	$261
Finished goods	960
Total inventory, net	$1,221

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

	Inventory Reserves (in thousands)
	Balance at Beginning of Year	Additions Charged to Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2024	$3,119	$—	$(3,119)	$—
Year Ended December 31, 2023	4,917	—	(1,798)	3,119
Year Ended December 31, 2022	2,035	2,882	—	4,917

5. Property, Equipment and Software
Property, equipment and software consists of the following (in thousands):

	December 31,
	2024	2023
Computer equipment	$3,661	$3,542
Software	10,926	9,759
Furniture and office equipment	697	706
Motor vehicles	50	50
Lab equipment	46,140	46,452
Leasehold improvements	44,097	48,620
Construction in progress	1,216	1,112
Property, equipment and software	106,787	110,241
Less accumulated depreciation and amortization	(88,687)	(88,394)
Property, equipment and software, net	$18,100	$21,847

Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2024, 2023 and 2022 was $7.5 million, $9.6 million and $11.9 million, respectively.
6. Commitments and Contingencies
Leases
The Company has non-cancelable operating leases for manufacturing, laboratory, office and warehouse space in Maryland. The Company’s leases each have one or more five-year options to renew. In October 2024, the Company amended the existing lease for one of its laboratory spaces to extend the lease term through 2029 in exchange for certain concessions from the lessor. This amendment was accounted for as a lease modification, and the right-of-use asset and lease liability were remeasured at the modification date, resulting in an increase to both balances of approximately $3.0 million.
The table below presents supplemental balance sheet information related to operating leases:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	10.0	11.0
Weighted-average discount rate	12.0%	12.0%

During the years ended December 31, 2024 and 2023, the Company made cash payments for operating leases of $3.8 million and $5.9 million, respectively. As of December 31, 2024 and 2023, the Company’s ROU assets were valued at $24.5 million and $23.8 million, respectively.
The components of lease cost for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Operating lease cost	$6,610	$7,459
Variable lease cost	1,114	1,316
Sublease income	(1,145)	(1,109)
Net lease cost	$6,579	$7,666
As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2025	$5,185
2026	5,507
2027	6,258
2028	7,413
2029	6,346
Thereafter	39,773
Total lease payments	70,482
Less: imputed interest	(33,021)
Total lease liabilities	$37,461

In-licensing arrangement
In January 2022, the Company entered into a non-exclusive license agreement with Synaffix B.V., a Lonza company, (Synaffix) to develop, manufacture and commercialize up to three antibody-drug conjugate targets using Synaffix’s proprietary technology. The Company made an upfront payment to Synaffix upon contract execution. In March 2023, the Company and Synaffix amended the agreement, adding four additional targets. Assuming all seven targets are successfully developed and commercialized, the Company would be obligated to pay up to $2.8 billion for development, regulatory and sales milestones. Finally, pursuant to the terms of this license agreement, as amended, upon commencement of commercial sales of any products developed from these targets, the Company would be required to pay Synaffix tiered royalties in the low‑single digit percentages on net sales of the respective products. The Company may terminate this agreement at any time with 30 days’ notice to Synaffix. Amounts paid to Synaffix under this agreement are recorded as research and development expense in the consolidated statement of operations. The Company incurred $4.7 million, $2.8 million and $1.0 million in expense under this agreement during the years ended December 31, 2024, 2023 and 2022, respectively.
Securities Litigation
In July 2024, a putative securities class action suit, entitled Crain v. MacroGenics, Inc. (Case No. 24-cv-02184), was filed in the U.S. District Court for the District of Maryland against the Company and Scott Koenig, M.D., Ph.D., the Company’s President, Chief Executive Officer and a member of the Company’s Board of Directors, alleging violations of securities laws during 2024. The suit asserted certain claims under Section 10 and Rule 10b-5 of the Securities and Exchange Act of 1934 based on alleged misstatements or omissions concerning the Company's TAMARACK Phase 2 study of vobramitamab duocarmazine in patients with metastatic castration-resistant prostate cancer. On December 20, 2024, the District Court issued an Order dismissing the case, without prejudice.
On December 9, 2024, a shareholder derivative suit, entitled Gregora v. Heiden et al. (Case No. 24-cv-03546), was filed in the U.S. District Court for the District of Maryland against certain of the Company’s officers and directors and naming the Company as a nominal defendant. The suit asserts certain claims under Section 10(b) and Rule 10b-5 of the Securities and Exchange Act of 1934 and for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same facts as the Securities Class Action. On March 10, 2025, the plaintiff filed a notice of voluntary dismissal.

On December 11, 2024, a shareholder derivative suit, entitled Cottle v. MacroGenics, Inc., et al. (Case No. 8:24-cv-03578), was filed in the U.S. District Court for the District of Maryland against the same defendants and alleging similar claims as the Gregora derivative action. On March 20, 2025, the parties filed a stipulation of dismissal without prejudice.

7. Stockholders' Equity
The Company's amended and restated certificate of incorporation authorizes 125,000,000 shares of common stock, and 5,000,000 shares of undesignated preferred stock, both with a par value of $0.01 per share. There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2024 or 2023.
In March 2023, the Company entered into a sales agreement with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. During the year ended December 31, 2023, the Company sold 95,000 shares of common stock at a weighted average price per share of $6.60, resulting in net proceeds of approximately $0.6 million, net of offering expenses. No shares were sold under the ATM offering during the year ended December 31, 2024.
8. Revenue
Collaborative and Other Agreements
Incyte Corporation
Incyte License Agreement
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte, which was amended in March 2018, April 2022, July 2022, and July 2024, for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017. The Company manufactures a portion of Incyte’s global commercial supply of retifanlimab. In March 2023, the FDA approved Incyte's Biologics License Application (BLA) for ZYNYZ (retifanlimab-dlwr) for the treatment of adults with metastatic or recurrent locally advanced Merkel cell carcinoma. Incyte has stated it is pursuing development of retifanlimab in potentially registration-enabling studies, including in patients with squamous cell carcinoma of the anal canal, MSI-high endometrial cancer and non-small cell lung cancer. Incyte is also pursuing development of retifanlimab in combination with multiple product candidates from its pipeline.
Under the terms of the Incyte License Agreement, as amended, Incyte will lead global development of retifanlimab. From the inception of the Incyte License Agreement through December 31, 2024, the Company has recognized $215.0 million for certain development and regulatory milestones under the Incyte License Agreement, including $15.0 million received following the FDA approval of ZYNYZ and $100.0 million received in August 2024 upon entering into an amendment to the Incyte License Agreement pursuant to which certain development milestones were deemed to have been met. Assuming successful development and commercialization by Incyte in multiple indications, the Company is eligible to receive up to an additional $210.0 million in development and regulatory milestones, and up to $330.0 million in commercial milestones. The Company is also eligible to receive tiered royalties of 15% to 24% on global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under the provisions of ASC 606 at inception and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. In July 2024, the Company and Incyte executed Amendment No. 4 to the Incyte License Agreement pursuant to which certain development milestones were deemed to have been met. The Company evaluated the amendment as a contract modification under the provisions of ASC 606 which resulted in $100.0 million of revenue being recognized during the year ended December 31, 2024. From 2018 through December 31, 2024, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $215.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab. Therefore the associated consideration was added to the estimated transaction price and was recognized as revenue.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. The Company recognized revenue of $100.6 million, $15.0 million and $30.0 million under the Incyte License Agreement during the years ended December 31, 2024, 2023 and 2022, respectively. The revenue is primarily related to development milestones and includes royalties on ZYNYZ sales beginning in late 2023.
Incyte Clinical Supply Agreement
In 2018, the Company entered into an agreement with Incyte, under which the Company is to perform development and manufacturing services for Incyte’s clinical needs of retifanlimab (Incyte Clinical Supply Agreement). The Company evaluated the Incyte Clinical Supply Agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to the development and manufacturing of the clinical supply of retifanlimab. The transaction price is based on the costs incurred to develop and manufacture drug product and drug substance, and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the manufacturing services. During the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue of $0.2 million, $1.9 million and $0.7 million, respectively, for services performed under the Incyte Clinical Supply Agreement.
Incyte Commercial Supply Agreement
In 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor costs incurred) related to the manufacturing services. During the years ended December 31, 2024, 2023, and 2022, the Company recognized revenue of $1.8 million, $4.2 million and $0.3 million, respectively, for services performed under the Incyte Commercial Supply Agreement.
Gilead Sciences, Inc.
In 2022, the Company and Gilead entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024, an investigational, bispecific antibody that binds CD123 and CD3, and create bispecific cancer antibodies using the Company’s DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the agreement, the Company will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license under the Company’s intellectual property to develop and commercialize MGD024 and other bispecific antibodies of MacroGenics that bind CD123 and CD3 (CD123 Option). The agreement also granted Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by the Company and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). Gilead nominated the first of the two research programs in September 2023. In January 2024, the parties amended the Gilead Agreement to revise certain matters related to intellectual property in the performance of the research plans under the agreement. On August 30, 2024, the parties amended the agreement by entering into a second letter agreement under which Gilead will pay the Company to conduct certain research and which extends the period for Gilead to select its second research target combination.
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
During the years ended December 31, 2024, 2023, and 2022, the Company recorded revenue of $1.5 million, $1.5 million, and $0.2 million, respectively, related to the Gilead Agreement. As of December 31, 2024, $56.8 million in revenue was deferred under this agreement, $1.3 million of which was current and $55.5 million of which was non-current. As of December 31, 2023, $58.3 million in revenue was deferred under this agreement, $2.2 million of which was current and $56.1 million of which was non-current.

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
During the years ended December 31, 2024, and 2023, the Company recorded revenue of $7.8 million and $0.8 million, respectively, related to the First Research Program. As of December 31, 2024, $11.0 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2023, $14.9 million in revenue was deferred under this agreement, $11.8 million of which was current and $3.1 million of which was non-current.
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
In November 2024, the Company received $7.0 million from Zai Lab in fulfillment of a milestone. This was recognized as revenue for the year ended December 31, 2024. During the year ended December 31, 2023, no revenue was recognized under the 2021 Zai Lab Agreement and during the year ended December 31, 2022, the Company recognized revenue of $16.8 million under the 2021 Zai Lab Agreement.
Provention Bio, Inc.
In 2018, the Company entered into a license agreement with Provention pursuant to which the Company granted Provention exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a CD32B x CD79B DART molecule being developed for the treatment of autoimmune indications (Provention License Agreement). As partial consideration for the Provention License Agreement, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. If Provention successfully develops, obtains regulatory approval for, and commercializes PRV-3279, the Company will be eligible to receive up to $65.0 million in development and regulatory milestones and up to $225.0 million in commercial milestones. As of December 31, 2024, the Company has not recognized any milestone revenue under this agreement. If commercialized, the Company would be eligible to receive single-digit royalties on net sales of the product. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to the Company, and by the Company in the event that Provention challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.
Also, in 2018, the Company entered into the Provention Asset Purchase Agreement (Provention APA) pursuant to which Provention acquired the Company’s interest in teplizumab (renamed PRV-031), a monoclonal antibody being developed for the treatment of type 1 diabetes. As partial consideration for the Provention APA, Provention granted the Company a warrant to purchase shares of Provention’s common stock at an exercise price of $2.50 per share. Under the Provention APA, Provention is obligated to pay the Company contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory milestones. In addition, Provention is obligated to make contingent milestone payments to the Company totaling $225.0 million upon the achievement of certain commercial milestones as well as single-digit royalties on net sales of the product. The FDA approved the BLA for TZIELD in November 2022, and the Company recognized $60.0 million in revenue related to this regulatory milestone during the year ended December 31, 2022. In November 2022, the Company and Provention amended the Provention APA. Under this amendment, the milestone for first approval was split into four equal payments, all of which were received prior to June 30, 2023. Provention has also agreed to pay third-party obligations, including low single-digit royalties, of which a portion is creditable against royalties payable to the Company, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements Provention assumed pursuant to the Provention APA. Further, Provention is required to pay the Company a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by Provention to a third party.
The Company evaluated the Provention License Agreement and Provention APA under the provisions of ASC 606 and determined that they should be accounted for as a single contract and identified two performance obligations within that contract: (i) the license of MGD010 and (ii) the title to teplizumab. The Company determined that the transaction price of the Provention agreements was $6.1 million, based on the Black-Scholes valuation of the warrants to purchase a total of 2,432,688 shares of Provention's common stock. The transaction price was allocated to each performance obligation based on the number of shares of common stock the Company is entitled to purchase under each warrant. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such were excluded from the initial transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, therefore they have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. The Company recognized revenue of $6.1 million when it satisfied its performance obligations under the agreements and transferred the MGD010 license and teplizumab assets to Provention in 2018. In 2019, the Company exercised the warrants on a cashless basis, and subsequently sold all the shares of Provention common stock acquired through the exercise. No shares of Provention stock were held subsequent to the sale of stock in 2019. During the year ended December 31, 2022, it became probable that a significant reversal of cumulative revenue would not occur for a regulatory milestone of $60.0 million, therefore the associated consideration was added to the estimated transaction price and was recognized as revenue. During the year ended December 31, 2024, no revenue was recognized under these agreements. During the years ended December 31, 2023 and 2022, the Company recognized revenue of $5.6 million and $60.0 million, respectively, under these agreements.
In March 2023, the Company sold its single-digit royalty interest in TZIELD to a wholly-owned subsidiary of DRI Healthcare Trust (DRI) and received a $100.0 million payment from DRI under a Royalty Purchase Agreement. The Company retains its other economic interests related to TZIELD, including future potential regulatory and commercial milestones, as well as the right to receive a 50% share of the royalty on global net sales above a certain annual threshold. In addition, the Company received $50.0 million upon the occurrence of the primary endpoint milestone event in September 2023, and remains eligible to receive an additional $50.0 million if TZIELD achieves a certain level of net sales.
On April 27, 2023, Sanofi S.A. (Sanofi) completed its acquisition of Provention and the Company entered into a Tripartite Agreement. Also on April 27, 2023, the Company and a subsidiary of Sanofi entered into a Side Letter Agreement which specified certain post-closing covenants and also accelerated certain payments due to the Company under the Provention APA upon the closing of the merger between Sanofi and Provention. The Company evaluated the Side Letter Agreement as a contract modification under the provisions of ASC 606. As a result, during the year ended December 31, 2023, the Company recognized $5.5 million related to other consideration under the Provention APA and Side Letter Agreement. During the year ended December 31, 2023, the Company recognized $0.3 million in royalty revenue under the Provention APA based on sales of TZIELD.
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
Manufacturing Services Agreements
Incyte
In January 2022, the Company entered into a Manufacturing and Clinical Supply Agreement with Incyte (Incyte Manufacturing and Clinical Supply Agreement) to provide manufacturing services to produce certain Incyte bulk drug substance over a three years period. Under the terms of the Incyte Manufacturing and Clinical Supply Agreement, the Company received an upfront payment of $10.0 million and was eligible to receive annual fixed payments paid quarterly over the term of the contract totaling $14.4 million. The Company will also be reimbursed for materials used to manufacture product as well as other costs incurred to provide manufacturing services. In July 2022, the Company and Incyte executed an amendment to the Incyte Manufacturing and Clinical Supply Agreement which extended the term for one year and provided for an additional annual fixed payment of $5.1 million (July 2022 Incyte Amendment). In December 2024, the Company and Incyte entered into a letter agreement whereby Incyte reserved additional manufacturing services with a fixed cost of $9.1 million (December 2024 Letter Agreement).
The Company evaluated the Incyte Manufacturing and Clinical Supply Agreement, the July 2022 Incyte Amendment and the December 2024 Letter Agreement under the provisions of ASC 606 and identified one performance obligation to provide manufacturing runs to Incyte, as and when requested by Incyte, over the term of the contract that is part of a series of goods and services. The Company determined that the transaction price consisted of the upfront payment of $10.0 million and the fixed payments totaling $28.6 million. The Company is recognizing revenue over time on a straight-line basis as the manufacturing services are provided to Incyte, as the Company determined that its efforts in providing the manufacturing services will be incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product for Incyte will be allocated to the related manufacturing activities and will be recognized as revenue as those activities occur. Materials purchased by the Company to manufacture the product for Incyte are considered costs to fulfill a contract and will be capitalized and expensed as the materials are used to provide the manufacturing services.
During the years ended December 31, 2024, 2023, and 2022, the Company recognized revenue of $11.0 million, $9.7 million and $8.7 million, respectively, under the Incyte Manufacturing and Clinical Supply Agreement. As of December 31, 2024, $3.4 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2023, $7.0 million in revenue was deferred under this agreement, all of which was current.
Product Sales, Net
Product sales, net reflected sales of MARGENZA until the Company sold global rights to MARGENZA to TerSera in November 2024. Prior to the sale to TerSera, product revenue was recorded net of applicable reserves for variable consideration, including discounts and other allowances. The Company entered into a limited number of arrangements with specialty distributors in the United States to distribute MARGENZA. The delivery of the product represented a single performance obligation for these transactions and the Company recorded net product revenue when control was transferred to the customer, generally upon receipt by the customer. The transaction price for net product revenue represented the amount the Company expected to receive, which was net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Accruals were established for these deductions, and actual amounts incurred were offset against applicable accruals. The Company recognized net product sales revenue of $16.4 million, $17.9 million and $16.7 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Pursuant to the sale of MARGENZA, the Company paid an $8.0 million amendment fee to Eversana Life Sciences Services, LLC (Eversana), a former partner that had previously commercialized MARGENZA, which was recorded as selling, general and administrative expense in the consolidated statement of operations.
Government Agreement
NIAID Contract
The Company entered into a contract with the National Institute of Allergy and Infectious Diseases (NIAID), effective as of September 15, 2015, to perform product development and to advance up to two DART molecules, MGD014 and MGD020 (NIAID Contract). Under the NIAID Contract, the Company developed these product candidates for Phase 1/2 clinical trials as therapeutic agents, in combination with latency reversing treatments, to deplete cells infected with human immunodeficiency virus (HIV) infection. NIAID did not receive goods or services from the Company under this contract, therefore the Company did not consider NIAID to be a customer and concluded this contract was outside the scope of ASC 606.
Both the Phase 1 study of MGD014 in persons with HIV maintained on antiretroviral therapy and the Phase 1 study of MGD020 alone and combined with MGD014 have been completed and the Company is in the process of closing out the contract. The Company recognized revenue of $1.6 million, $1.6 million and $1.9 million under the NIAID contract during the years ended December 31, 2024, 2023 and 2022, respectively.

9. Stock-based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six months offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the year ended December 31, 2024, employees purchased 94,619 shares of common stock under the 2016 ESPP for net proceeds to the Company of approximately $0.3 million.
Employee Stock Incentive Plans
In October 2013, the Company implemented the 2013 Equity Incentive Plan (2013 Plan). In May 2023, the 2013 Plan was terminated, and no further awards may be issued under the plan. If an option granted under the 2013 Plan expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares will become available for issuance under the 2023 Equity Incentive Plan (2023 Plan). As of December 31, 2024, under the 2013 Plan, there were options to purchase an aggregate of 10,613,229 shares of common stock outstanding at a weighted average exercise price of $14.96 per share. As of December 31, 2024, there were 404,449 unvested RSUs outstanding under the 2013 Plan.
The 2023 Plan was effective as of stockholder approval in May 2023. The 2023 Plan provides for grants of stock options and other stock-based awards, as well as cash-based performance awards. The 2023 Plan authorized the issuance of up to an aggregate of 4,850,000 shares of common stock. In May 2024, the board and stockholders of the Company approved an amendment to the 2023 Plan to increase the number of shares of common stock available for issuance thereunder by 2,000,000 shares. Accordingly, the maximum number of shares of common stock authorized for issuance under the 2023 Plan is 6,850,000 shares. If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of December 31, 2024, under the 2023 Plan, there were options to purchase an aggregate of 2,326,288 shares of common stock outstanding at a weighted average exercise price of $14.06 per share. As of December 31, 2024, there were 664,545 unvested RSUs outstanding under the 2023 Plan.
The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$11,759	$9,190	$10,094
Selling, general and administrative	17,680	9,183	10,344
Total stock-based compensation expense	$29,439	$18,373	$20,438
On October 25, 2024, Dr. Scott Koenig, the President and Chief Executive Officer of the Company and the Company entered into a separation and consulting agreement (the Separation Agreement), which provides for the terms of Dr. Koenig’s separation from employment, effective February 28, 2025 (the Separation Date). Under the Separation Agreement and in accordance with the terms of his employment agreement, the Company accelerated vesting of 50% of the unvested stock option awards and RSU awards granted to Dr. Koenig during his employment outstanding as of the Separation Date. Additionally, pursuant to the Separation Agreement, following Dr. Koenig’s Separation Date, Dr. Koenig will serve as an advisor to the Company. As compensation for the advisory services, all remaining unvested option awards and RSU awards as of the Separation Date will continue to vest during the advisory services period. Lastly, all outstanding, accelerated and continued vesting options during the advisory services were amended to extend the exercisability period. The Company evaluated the impacts of the Separation Agreement and the related modifications to Dr. Koenig’s option awards and RSU awards. As a result, the Company recognized all additional stock-based compensation expense in 2024 in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC 718) in the amount of $6.1 million. On February 25, 2025, Dr. Koenig and the Company amended the Separation Agreement to extend Dr. Koenig’s Separation Date to a date to be determined by the Board of Directors of the Company as the special executive search committee of the Board of Directors continues its process to identify the next Chief Executive Officer of the Company.

The assumptions used to estimate the fair value of Dr. Koenig’s modified awards in 2024 were as follows:

Expected dividend yield	0%
Expected volatility	108% -174%
Risk-free interest rate	4.2% - 4.3%
Expected term	1.00 year - 5.50 years
Employee Stock Options
The Company accounts for stock-based compensation to employees and non-employee directors in accordance with ASC 718. The Company estimates the fair value of stock option awards using the Black-Scholes option pricing model on the date of grant using the assumptions in the table below. Stock options granted to employees generally vest over four years and have a term of ten years. Stock-based compensation expense for stock options is recognized as expense over the requisite service period, which is the vesting period. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. The expected volatility is based on the historical stock volatility of the Company’s own common stock over a period equal to the expected term of the options. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. The Company calculates expected term based on the historical experience with similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. In addition, the Company estimates the expected forfeiture rate and only recognizes expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience and its expectations regarding future pre-vesting termination behavior of employees. The Company reviews its estimate of the expected forfeiture rate annually, and stock-based compensation expense is adjusted accordingly.

	Year Ended December 31,
	2024	2023	2022
Expected dividend yield	0%	0%	0%
Expected volatility	95% -116%	76% - 96%	88% - 92%
Risk-free interest rate	3.5% - 4.7%	3.5% - 4.8%	1.4% - 4.0%
Expected term	6.06 years	5.88 years	5.95 years

The following table summarizes stock option activity for 2024:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	12,223,637	$15.11	6.7
Granted	1,986,182	15.95
Exercised	(333,522)	9.38
Forfeited	(165,111)	11.44
Expired	(771,669)	25.67
Outstanding, December 31, 2024	12,939,517	$14.80	6.4	$15
As of December 31, 2024:
Exercisable	9,004,928	$16.68	5.5	$9
Vested and expected to vest	12,456,248	$14.96	6.3	$14
As of December 31, 2024, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $20.1 million, which the Company expects to recognize over a weighted-

average period of approximately 1.4 years. The following table summarizes additional information on stock options (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Shares of common stock issued with stock options exercises	333,522	34,608	120,900
Weighted-average fair value per share of stock options granted	$12.61	$3.83	$6.84
Total intrinsic value of stock options exercised	$2,617	$93	$634
Total cash received for stock options exercised	$3,128	$129	$172
Total grant date fair value of stock options vested	$17,992	$16,435	$19,573
Restricted Stock Units
RSUs are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSUs is recognized and amortized on a straight-line basis over the requisite service period of the award.
The following table summarizes RSU activity for 2024:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2023	905,614	$5.97
Granted	679,715	16.43
Vested	(483,181)	6.91
Forfeited or expired	(33,154)	13.27
Outstanding, December 31, 2024	1,068,994	$11.97
At December 31, 2024, there was $6.4 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.4 years.

10. TerSera Transaction

In October 2024, the Company entered into an Asset Purchase and Sale Agreement (ASA) with TerSera in which TerSera acquired global rights to MARGENZA. Pursuant to the ASA, the Company received $40.0 million and may also receive up to $35.0 million in future sales milestone payments. The transaction closed in November 2024. In connection with the ASA, the Company also entered into a Master Manufacturing & Supply Agreement (MSA) with TerSera under which it will manufacture MARGENZA product for TerSera, and a Transition Services Agreement under which it will provide certain services to ensure a smooth business transition to TerSera.
The Company determined that the sale of MARGENZA does not qualify for reporting as a discontinued operation since it does not represent a strategic shift that has or will have a major effect on its operations and financial results. The Company determined that the agreements should be accounted for as one single combined contract with multiple elements under which the Company allocated the total consideration of $44.5 million on a relative standalone selling price basis in accordance with the applicable authoritative guidance. The Company recorded a $36.3 million gain on the sale of MARGENZA and related inventory in the “Gain on Sale of MARGENZA” line on its consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

11. Income Tax
For the year ended December 31, 2024, the Company is in a taxable income position due to the Tax Cuts and Jobs Act of 2017 (the Tax Act) limitation on utilization of Net Operating Losses to 80% of taxable income as well as the limitation on utilization of income tax credits, while the company remains in a full valuation allowance position. For the years ended December 31, 2023, and 2022 there was no provision for income taxes due to taxable losses generated, fully offset by a valuation allowance.

Income tax expense consists of the following for the year ended December 31, 2024 (in thousands):

Current income tax expense
Federal	$707
State	237
Total	$944

The reconciliation of the reported estimated income tax expense to the amount that would result by applying the U.S. federal statutory tax rate to the net income is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States federal tax at statutory rate	$(13,866)	$(1,902)	$(25,149)
State taxes (net of federal benefit)	(4,183)	(163)	(7,385)
Deferred income tax adjustments	(7,299)	5,024	308
Deferred state blended rate adjustments	(2,663)	1,841	—
Research credit, net	(12,082)	(3,168)	(4,569)
Orphan drug credit, net	(1,308)	2,374	(10,846)
Other permanent items	388	1,301	1,362
Equity-based compensation	5,594	1,950	1,604
Change in valuation allowance	36,287	(7,257)	44,675
Other	76	—	—
Income tax expense/(benefit)	$944	$—	$—
The significant components of the Company's deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Federal U.S. net operating loss carryforward	$116,341	$140,706
State net operating loss carryforward	31,758	33,350
Research and development credit, net	79,108	68,251
Orphan drug credit, net	33,834	33,330
Operating lease liabilities	10,308	9,078
Deferred revenue	18,795	17,442
Section 174 deferred tax asset	98,810	48,421
Equity based compensation	16,272	16,217
Other	4,971	6,617
Gross deferred income tax assets	410,197	373,412
Valuation allowance	(401,297)	(365,010)
Net deferred income tax assets	8,900	8,402

Deferred income tax liabilities:
Operating lease ROU assets	(6,745)	(6,372)
Prepaid expenditures	(2,155)	(2,030)
Gross deferred income tax liabilities	(8,900)	(8,402)
Net deferred income tax asset/(liability)	$—	$—
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
The activity in the valuation allowance on deferred tax assets was as follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year Ended December 31, 2024	$365,010	$36,287	—	$401,297
Year Ended December 31, 2023	372,267	—	(7,257)	365,010
Year Ended December 31, 2022	327,592	44,675	—	372,267

As of December 31, 2024, the Company has U.S. federal and state net operating loss (NOL) carryforwards of approximately $554.0 million. Of these NOLs, $2.1 million will expire beginning in 2027 through 2028. $551.9 million of NOLs were generated post December 31, 2017 and carryforward indefinitely. In addition, the Company has U.S. federal tax credits of $109.0 million, which will expire in various years beginning in 2027 through 2044.
The use of the Company's U.S. federal NOL and tax credit carryforwards in future years are restricted due to changes in the Company's ownership and tax attributes acquired through the Company's acquisitions. As of December 31, 2024, $2.1 million of the Company's U.S. Federal NOLs are limited for use over 2027 through 2028, in which a range of such amounts could be utilized on an annual basis of $0.2 million. The remaining $551.9 million of NOLs is not limited and can be offset against future taxable income, subject to certain limitations for newly enacted tax legislation.
Beginning January 1, 2022, the Tax Act eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (IRC) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$7,821	$7,376	$7,197
Increases for current year tax positions	1,001	449	548
Increases/(decreases) for prior year tax positions	512	(4)	(369)
Ending balance	$9,334	$7,821	$7,376
As of December 31, 2024 and 2023, of the total gross unrecognized tax benefits, approximately $9.3 million and $7.8 million would favorably impact the Company's effective income tax rate, respectively. Although, due to the Company's determination that the deferred income tax asset would not more likely than not be realized, a valuation allowance would be recorded, therefore, zero net impact would result within the Company's effective income tax rate. The Company's uncertain income tax position liability has been recorded to deferred income taxes to offset the tax attribute carryforward amounts.
For the years ended December 31, 2024, 2023 and 2022, the Company has not recognized any interest or penalties related to the uncertain income tax positions due to the fact such position is related to tax attribute carryforwards which have not yet been utilized. The Company does not expect its unrecognized income tax position to significantly decrease within the next twelve months.
The Company's U.S. Federal and state income tax returns from 2007 forward remain open to examination due to the carryover of unused income tax credits, and from 2007 forward due to the carryover of unused net operating losses.

12. Employee Benefit Plan
In 2002, the Company established the MacroGenics 401(k) Plan (the Plan) for its employees under Section 401(k) of the IRC. Under this Plan, all employees at least 21 years of age are eligible to participate in the Plan, starting on the first day of employment. Employees may contribute up to 100% of their salary, subject to government maximums.

Employees are 100% vested in their contributions to the Plan. The Company's contribution to the Plan, as determined by the Board of Directors, is discretionary. For the years ended December 31, 2024, 2023 and 2022, the Company's contributions to the Plan totaled $2.2 million, $2.1 million and $2.3 million, respectively.

13. Segment Reporting
The Company identifies its reportable segments based on information reviewed by the Company’s CODM. The Company operates as one operating and reportable segment, which is discovering, developing, manufacturing and commercializing innovative antibody-based therapeutics for the treatment of cancer. The Company has determined its reportable operating segment based on the management approach, which considers the internal organization and reporting used by the Company’s CODM to make decisions about allocating resources and assessing the Company’s performance. The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the CODM for purposes of assessing performance and allocating resources.

The CODM uses consolidated net loss, consistent with the amounts reported in the Company’s consolidated statements of operations to evaluate performance, forecast future period financial results and allocate resources. Total consolidated assets presented in the accompanying consolidated balance sheets also represent the segment’s total assets.

The table below summarizes the significant expenses regularly reviewed by the CODM (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenue (a)	$149,962	$58,749	$151,941
Cost of product sales	847	619	3,351
Cost of manufacturing sales	11,452	7,603	4,033
Research and development expenses:
Vobramitamab duocarmazine	39,809	39,217	55,381
Lorigerlimab	36,805	27,716	21,581
MGC028	24,055	14,408	—
Preclinical antibody-drug conjugates (ADCs)	18,102	11,170	12,975
MGC026	14,126	13,523	5,287
Margetuximab	10,846	16,081	26,869
MGD024	9,734	6,974	7,857
Next-generation T-cell engagers	8,421	10,464	13,335
Retifanlimab	2,129	3,452	2,156
Enoblituzumab	1,906	5,344	14,725
Other programs	11,261	18,234	46,860
Total research and development expenses	177,194	166,583	207,026
Selling, general and administrative expenses	71,047	52,188	58,949
Other segment income, net (b)	43,612	159,186	1,660
Net loss	$(66,966)	$(9,058)	$(119,758)
(a) Total revenue includes collaborative and other agreements, product sales, net, contract manufacturing, and government agreements.
(b) Other segment income, net includes the gain on sale of MARGENZA, interest and other income and expense, and income tax expense.

The Company operates in the United States and all material long-lived assets of the Company reside in the United States For information about the Company’s revenues, see Note 8, Revenue.

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

10.8+
Form of Employee Stock Option Grant Notice and Stock Option Agreement under 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on March 7, 2024)

10.9+
Form of Employee Restricted Stock Unit Award Grant Notice and Award Agreement under 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 7, 2024)

10.10+
Form of Director Stock Option Grant Notice and Stock Option Agreement under 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 7, 2024)

10.11+
Form of Director Restricted Stock Unit Award Grant Notice and Award Agreement under 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed on March 7, 2024)

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

10.14+	Employment Agreement between the Company and James Karrels (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed by the Company on February 29, 2016)

10.15+	Employment Agreement between the Company and Stephen Eck, M.D. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on April 29, 2021)

10.16†
Amendment No, 1 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated March 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2018)

10.17#
Amendment No. 2 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated April 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2022)

10.18#
Amendment No. 3 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated April 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 3, 2022)

10.19#
Amendment No. 4 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated July 24, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2024)

10.20#
Commercial Supply Agreement by and between Incyte Corporation and the Company, dated October 13, 2020 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 25, 2021)

10.21#
Collaboration and License Agreement by and between the Company and Gilead Sciences, Inc., dated October 14, 2022 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.22#
Amendment No. 1 to the Collaboration and License Agreement by and between the Company and Gilead Sciences, Inc., dated January 11, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2024)

10.23#
Second Letter Agreement by and between the Company and Gilead Sciences, Inc., dated August 30, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2024)

10.24#
Asset Purchase Agreement by and between the Company and Provention Bio, Inc., dated May 7, 2018 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.25#
Amendment No. 1 to the Asset Purchase Agreement by and between the Company and Provention Bio, Inc., dated November 30, 2022 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.26#
Amendment No. 2 to the Asset Purchase Agreement by and between the Company and Provention Bio, Inc., dated September 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2023

10.27#
Lease by and between BMR-Medical Center Drive LLC and J. Craig Venter Institute, Inc., dated May 3, 2010 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.28#
First Amendment to Lease by and between BMR-Medical Center Drive LLC and J. Craig Venter Institute, Inc. dated March 26, 2014 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.29#
Second Amendment to Lease by and between the Company and BMR-Medical Center Drive LLC, dated July 31, 2015 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.30#
Third Amendment to Lease by and between the Company and BMR-Medical Center Drive LLC, dated November 5, 2015 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.31#
Fourth Amendment to Lease by and between the Company and BMR-Medical Center Drive LLC, dated July 21, 2017 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.32#
Fifth Amendment to Lease by and between the Company and ARE-Maryland No. 45, LLC, dated December 14, 2022 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.33+*	Separation and Consulting Agreement between the Company and Scott Koenig, M.D., Ph.D.

10.34+*	Amendment No.1 to the Employment Agreement between the Company and James Karrels

10.35+*	Amendment No.1 to the Employment Agreement between the Company and Stephen Eck, M.D.,Ph.D.

10.36+*	Amendment to Separation and Consulting Agreement between the Company and Scott Koenig, M.D., Ph.D.

19.1*	MacroGenics Inc. Insider Trading Policy

23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

97.1	MacroGenics.Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed by the Company on March 7, 2024)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
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