Form 10-Q
period 2025-03-31
MACROGENICS INC
filed 2025-05-13
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2025, 63,090,323 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$145,570	$182,840
Marketable securities	8,571	18,827
Accounts receivable	10,543	4,309
Inventory, net	9,426	—
Prepaid expenses and other current assets	7,978	11,514
Total current assets	182,088	217,490
Property, equipment and software, net	16,877	18,100
Operating lease right-of-use assets	24,110	24,509
Other non current assets	1,490	1,556
Total assets	$224,565	$261,655

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,617	$5,013
Accrued expenses and other current liabilities	27,837	29,334
Deferred revenue	15,620	16,319
Lease liabilities	5,367	4,864
Total current liabilities	55,441	55,530
Deferred revenue, net of current portion	55,938	55,503
Lease liabilities, net of current portion	32,099	32,597
Other non current liabilities	1,968	1,968
Total liabilities	145,446	145,598
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 63,090,323 and 62,819,857 shares outstanding at March 31, 2025 and December 31, 2024, respectively	631	628
Additional paid-in capital	1,289,243	1,285,143
Accumulated other comprehensive income (loss)	(1)	4
Accumulated deficit	(1,210,754)	(1,169,718)
Total stockholders' equity	79,119	116,057
Total liabilities and stockholders' equity	$224,565	$261,655

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Collaborative and other agreements	$7,042	$1,609
Product sales, net	—	4,861
Contract manufacturing	6,150	2,276
Government agreements	—	358
Total revenues	13,192	9,104
Costs and expenses:
Cost of product sales	—	270
Cost of manufacturing services	5,400	1,846
Research and development	39,698	46,029
Selling, general and administrative	10,718	14,709
Total costs and expenses	55,816	62,854
Loss from operations	(42,624)	(53,750)
Interest and other income	1,679	2,693
Interest and other expense	(91)	(1,133)
Net loss	(41,036)	(52,190)
Other comprehensive loss:
Unrealized loss on investments	(5)	(29)
Comprehensive loss	$(41,041)	$(52,219)

Basic and diluted net loss per common share	$(0.65)	$(0.84)
Basic and diluted weighted average common shares outstanding	62,965,415	62,290,538

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	62,819,857	$628	$1,285,143	$(1,169,718)	$4	$116,057
Share-based compensation	—	—	4,386	—	—	4,386
Stock plan related activity	270,466	3	(286)	—	—	(283)
Unrealized loss on investments	—	—	—	—	(5)	(5)
Net loss	—	—	—	(41,036)	—	(41,036)
Balance, March 31, 2025	63,090,323	$631	$1,289,243	$(1,210,754)	$(1)	$79,119

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	62,070,627	$621	$1,254,750	$(1,102,752)	$(6)	$152,613
Share-based compensation	—	—	5,512	—	—	5,512
Stock plan related activity	489,875	5	243	—	—	248
Unrealized loss on investments	—	—	—	—	(29)	(29)
Net loss	—	—	—	(52,190)	—	(52,190)
Balance, March 31, 2024	62,560,502	$626	$1,260,505	$(1,154,942)	$(35)	$106,154

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(41,036)	$(52,190)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation and amortization expense	1,771	1,841
Amortization of premiums and discounts on marketable securities	(182)	(1,315)
Stock-based compensation	4,386	5,553
Non-cash lease expense	399	617
Changes in operating assets and liabilities:
Accounts receivable	(6,233)	3,148
Inventory	(9,426)	(27)
Prepaid expenses and other current assets	3,535	75
Other non current assets	66	201
Accounts payable	1,252	4,179
Accrued expenses and other current liabilities	(1,163)	(5,891)
Lease liabilities	5	41
Deferred revenue	(264)	(1,875)
Net cash used in operating activities	(46,890)	(45,643)
Cash flows from investing activities
Purchases of marketable securities	(7,915)	(50,497)
Proceeds from sale and maturities of marketable securities	18,346	76,750
Purchases of property, equipment and software	(529)	(1,459)
Net cash provided by investing activities	9,902	24,794
Cash flows from financing activities
Proceeds from stock option exercises and ESPP purchases	—	2,639
Taxes paid related to net share settlement of equity awards	(282)	(2,391)
Net cash (used in) provided by financing activities	(282)	248
Net change in cash and cash equivalents	(37,270)	(20,601)
Cash and cash equivalents at beginning of period	182,840	100,956
Cash and cash equivalents at end of period	$145,570	$80,355

Supplemental Cash Flow Information
Property, equipment and software included in accounts payable or accruals	$353	$242

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

The Company and its partners are developing or commercializing product candidates for which the Company retains certain economic rights. These include three products approved by the FDA: MARGENZA® (margetuximab-cmkb), an anti-HER2 monoclonal antibody (mAb) that the Company sold to a partner, ZYNYZ® (retifanlimab-dlwr), an anti-PD-1 mAb that the Company out-licensed; and TZIELD® (teplizumab-mzwv), an anti-CD3 mAb that the Company sold to a partner. The Company is also collaborating with Gilead Sciences, Inc. (Gilead) on the development of MGD024, a bispecific DART antibody targeting CD123 and CD3 that utilizes its next-generation T-cell engager technology, as well as two additional undisclosed pre-clinical DART development programs.

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
The accompanying unaudited interim consolidated financial statements include the accounts of MacroGenics, Inc. and its wholly owned subsidiaries, MacroGenics UK Limited and MacroGenics Limited. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on March 20, 2025.
2. Summary of Significant Accounting Policies
During the three months ended March 31, 2025, there were no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Disaggregation of Income Statement Expense. The standard requires further disaggregation of relevant expense captions in a separate note to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at March 31, 2025
	Total	Level 1	Level 2
Assets:
Money market funds	$71,984	$71,984	$—
U.S. Treasury securities	2,992	—	2,992
Government-sponsored enterprises	7,983	—	7,983
Corporate debt securities	20,546	—	20,546
Total assets measured at fair value(a)	$103,505	$71,984	$31,521

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2
Assets:
Money market funds	$67,886	$67,886	$—
U.S. Treasury securities	5,000	—	5,000
Government-sponsored enterprises	3,994	—	3,994
Corporate debt securities	25,548	—	25,548
Total assets measured at fair value(b)	$102,428	$67,886	$34,542
(a) Total assets measured at fair value at March 31, 2025 includes approximately $94.9 million reported in cash and cash equivalents on the consolidated balance sheet.
(b) Total assets measured at fair value at December 31, 2024 includes approximately $83.6 million reported in cash and cash equivalents on the consolidated balance sheet.
4. Marketable Securities
The following tables summarize the Company's marketable debt securities (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2,992	$—	$—	$2,992
Government-sponsored enterprises	4,991	—	(1)	4,990
Corporate debt securities	589	—	—	589
Total	$8,572	$—	$(1)	$8,571

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$1,995	$—	$—	$1,995
Corporate debt securities	16,828	4	—	16,832
Total	$18,823	$4	$—	$18,827

All of the Company's available-for-sale securities held as of March 31, 2025 and December 31, 2024 had contractual maturities of less than one year. All of the Company's available-for-sale securities in an unrealized loss position as of March 31, 2025 were in a loss position for less than twelve months. Unrealized losses on available-for-sale debt securities as of March 31, 2025 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell its investments before recovery of their amortized cost bases, which may be at maturity.
5. Inventory, Net
Inventory at March 31, 2025 consists of $9.4 million in materials and supplies procured for the purpose of manufacturing drug substance for the Company's contract manufacturing customers.
6. Revenue
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
Under the terms of the Incyte License Agreement, as amended, Incyte will lead global development of retifanlimab. From the inception of the Incyte License Agreement through March 31, 2025, the Company has recognized $215.0 million for certain development and regulatory milestones under the Incyte License Agreement, including $100.0 million received in August 2024 upon entering into an amendment to the Incyte License Agreement pursuant to which certain development milestones were deemed to have been met. Assuming successful development and commercialization by Incyte in multiple indications, the Company is eligible to receive up to an additional $210.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. The Company is also eligible to receive tiered royalties of 15% to 24% on global net sales. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under the provisions of ASC Topic 606, Revenue from Contracts with Customers (ASC 606) at inception and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the

Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. In July 2024, the Company and Incyte executed Amendment No. 4 to the Incyte License Agreement pursuant to which certain development milestones were deemed to have been met. The Company evaluated the amendment as a contract modification under the provisions of ASC 606 which resulted in $100.0 million of revenue being recognized in 2024. From 2018 through March 31, 2025, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $215.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab. Therefore, the associated consideration was added to the estimated transaction price and was recognized as revenue.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. The Company recognized $0.4 million and $0.2 million in revenue under the Incyte License Agreement during the three months ended March 31, 2025 and 2024, respectively.
Incyte Commercial Supply Agreement
In 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor costs incurred) related to the manufacturing services. The Company recognized revenue of $0.4 million for each of the three month periods ended March 31, 2025 and 2024, for services performed under the Incyte Commercial Supply Agreement.
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
No revenue was recognized during the three months ended March 31, 2025. The Company recognized $0.3 million in revenue under the Gilead Agreement during the three months ended March 31, 2024. As of March 31, 2025, $57.1 million in revenue was deferred under this agreement, $1.2 million of which was current and $55.9 million of which was non-current. As of December 31, 2024, $56.8 million in revenue was deferred under this agreement, $1.3 million of which was current and $55.5 million of which was non-current.
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
During the three months ended March 31, 2025 and 2024, the Company recorded revenue of $5.4 million and $0.7 million, respectively, related to the First Research Program. As of March 31, 2025, $5.6 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2024, $11.0 million in revenue was deferred under this agreement, all of which was current.
Manufacturing Services Agreements
Incyte
In January 2022, the Company entered into a Manufacturing and Clinical Supply Agreement with Incyte (Incyte Manufacturing and Clinical Supply Agreement) to provide manufacturing services to produce certain Incyte bulk drug substance over a three-year period. Under the terms of the Incyte Manufacturing and Clinical Supply Agreement, the Company received an upfront payment of $10.0 million and was eligible to receive annual fixed payments paid quarterly over the term of the contract totaling $14.4 million. The Company will also be reimbursed for materials used to manufacture product as well as other costs incurred to provide manufacturing services. In July 2022, the Company and Incyte executed an amendment to the Incyte Manufacturing and Clinical Supply Agreement which extended the term for one year and provided for an additional annual fixed payment of $5.1 million (July 2022 Incyte Amendment). In December 2024 and March 2025, the Company and Incyte entered into letter agreements whereby Incyte reserved additional manufacturing services with a total fixed cost of $13.5 million (Letter Agreements).
The Company evaluated the Incyte Manufacturing and Clinical Supply Agreement, the July 2022 Incyte Amendment and the Letter Agreements under the provisions of ASC 606 and identified one performance obligation to provide manufacturing runs to Incyte, as and when requested by Incyte, over the term of the contract that is part of a series of goods and services. The Company determined that the transaction price consists of the upfront payment of $10.0 million, the annual fixed payments and the payments per batch under the Letter Agreements totaling $41.7 million. The Company will recognize revenue over time on a straight-line basis as the manufacturing services are provided to Incyte, as the Company determined that its efforts in providing the manufacturing services will be incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product for Incyte will be allocated to the related manufacturing activities and will be recognized as revenue as those activities occur. Materials purchased by the Company to manufacture the product for Incyte are considered inventory and will be capitalized and expensed as the materials are used to provide the manufacturing services.
During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $5.0 million and $2.1 million, respectively, under the Incyte Manufacturing and Clinical Supply Agreement. As of March 31, 2025, $1.8 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2024, $3.4 million in revenue was deferred under this agreement, all of which was current.
7. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. No shares of common stock were purchased under the 2016 ESPP during the three months ended March 31, 2025 or 2024.
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
The 2023 Plan was effective as of stockholder approval in May 2023. The 2023 Plan provides for grants of stock options and other stock-based awards, as well as cash-based performance awards. The 2023 Plan originally authorized the issuance of up to an aggregate of 4,850,000 shares of common stock. In May 2024, the board and stockholders of the Company approved an amendment to the 2023 Plan to increase the number of shares of common stock available to 6,850,000 shares. If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards.
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$3,083	$2,829
Selling, general and administrative	1,303	2,724
Total stock-based compensation expense	$4,386	$5,553
Employee stock options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended March 31,
	2025	2024
Expected dividend yield	0%	0%
Expected volatility	110.7% -115.6%	94.9% - 95.5%
Risk-free interest rate	4.0% - 4.5%	4.0% - 4.4%
Expected term	6.11 years	6.06 years
The following table summarizes stock option activity during the three months ended March 31, 2025:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	12,939,517	$14.80	6.4
Granted	1,760,870	2.58
Exercised	—	—
Forfeited	(203,736)	9.97
Expired	(28,644)	19.11
Outstanding, March 31, 2025	14,468,007	$13.37	6.6	$—
As of March 31, 2025:
Exercisable	9,730,401	$16.20	5.5	$—
Vested and expected to vest	14,081,415	$13.52	6.5	$—
As of March 31, 2025, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $23.2 million, which the Company expects to recognize over a weighted-average period of approximately 1.4 years. The following table summarizes additional information on stock options (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Weighted-average fair value per share of stock options granted	$2.23	$14.17
Total intrinsic value of stock options exercised	$—	$1,918
Total cash received for stock options exercised	$—	$2,636
Total grant date fair value of stock options vested	$6,118	$3,903
Restricted Stock Units
Restricted stock units (RSUs) are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSUs is recognized and amortized on a straight-line basis over the requisite service period of the award.
The following table summarizes RSU activity during the three months ended March 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2024	1,068,994	$11.97
Granted	315,670	2.60
Vested	(379,817)	11.40
Forfeited	(49,198)	12.04
Outstanding, March 31, 2025	955,649	$9.10

At March 31, 2025, there was $6.9 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 1.4 years.
8. Commitments and Contingencies
In-licensing Arrangement
In January 2022, the Company entered into a non-exclusive license agreement with Synaffix B.V., a Lonza company, (Synaffix) to develop, manufacture and commercialize up to three antibody-drug conjugate targets using Synaffix’s proprietary technology. The Company made an upfront payment to Synaffix upon contract execution. In March 2023, the Company and Synaffix amended the agreement, adding four additional targets. Assuming all seven targets are successfully developed and commercialized, the Company would be obligated to pay up to $2.8 billion for development, regulatory and sales milestones. Finally, pursuant to the terms of this license agreement, as amended, upon commencement of commercial sales of any products developed from these targets, the Company would be required to pay Synaffix tiered royalties in the low‑single digit percentages on net sales of the respective products. The Company may terminate this agreement at any time with 30 days’ notice to Synaffix. Amounts paid to Synaffix under this agreement are recorded as research and development expense in the consolidated statement of operations. During the three months ended March 31, 2025 and 2024, the Company recorded expense of $1.3 million and $2.4 million, respectively, under this agreement.
Contractual Commitments
The Company has certain material contractual commitments under manufacturing-related supplier arrangements as of March 31, 2025 totaling $5.2 million that expire through December 2025.
9. Segment Reporting
The Company identifies its reportable segments based on information reviewed by the Company’s Chief Operating Decision Maker (CODM). The Company operates as one operating and reportable segment, which is discovering, developing, manufacturing and commercializing innovative antibody-based therapeutics for the treatment of cancer. The Company has determined its reportable operating segment based on the management approach, which considers the internal organization and reporting used by the Company’s CODM to make decisions about allocating resources and assessing the Company’s performance. The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the CODM for purposes of assessing performance and allocating resources.

The CODM uses consolidated net loss, consistent with the amounts reported in the Company’s consolidated statements of operations to evaluate performance, forecast future period financial results and allocate resources. Please refer to the consolidated balance sheets and the accompanying notes to the consolidated financial statements for segment asset information.
The table below summarizes the significant expenses regularly reviewed by the CODM (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenue (a)	$13,192	$9,104
Cost of product sales	—	270
Cost of manufacturing services	5,400	1,846
Research and development expenses:
Lorigerlimab	8,877	9,616
Vobramitamab duocarmazine	8,267	9,668
MGC026	5,953	3,956
MGC028	3,934	6,204
MGC030	2,506	1,636
Next-generation T-cell engagers	2,273	2,489
MGD024	2,192	2,786
Preclinical antibody-drug conjugates (ADCs)	1,799	2,962
Margetuximab	319	3,123
Other programs	3,578	3,589
Total research and development expenses	39,698	46,029
Selling, general and administrative expenses	10,718	14,709
Other segment income, net (b)	1,588	1,560
Net loss	$(41,036)	$(52,190)
(a) Total revenue includes collaborative and other agreements, product sales, net, contract manufacturing, and government agreements.
(b) Other segment income, net includes interest and other income and other expense.

The Company operates in the United States and all material long-lived assets of the Company reside in the United States. For information about the Company’s revenues, see Note 6, Revenue.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations is based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with U.S. generally accepted accounting principles (GAAP), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

We and our partners are developing or commercializing product candidates for which we retain certain economic rights. These include three products approved by the FDA: MARGENZA® (margetuximab-cmkb), an anti-HER2 monoclonal antibody (mAb) that we sold to a partner, ZYNYZ® (retifanlimab-dlwr), an anti-PD-1 mAb that we out-licensed; and TZIELD® (teplizumab-mzwv), an anti-CD3 mAb that we sold to a partner. We are also collaborating with Gilead Sciences, Inc. (Gilead) on the development of MGD024, a bispecific DART antibody targeting CD123 and CD3 that utilizes our next-generation T-cell engager technology, as well as two additional undisclosed pre-clinical DART development programs.

Our operations to date have concentrated on developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, operating manufacturing facilities, business planning and raising capital. We only began generating revenues from the sale of products in 2021. We have financed our operations primarily through the public and private offerings of our securities, and collaborations with other biopharmaceutical companies. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2025, combined with projected and anticipated future payments from our partners, supports our cash runway into the second half of 2026. Our expected funding needs reflect planned investments in ongoing clinical and preclinical programs. We have implemented, and will continue to evaluate and execute, various cost-saving measures that are designed to extend our financial runway while continuing to progress our pipeline.
Through March 31, 2025, we had an accumulated deficit of $1.2 billion. We expect that over the next several years this deficit will increase as we continue to incur research and development expense in connection with our ongoing activities and several clinical trials.
Macroeconomic Conditions
The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including, fluctuating interest rates, geopolitical upheaval and tariffs or other restrictions imposed by the United States government or governments of other nations (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. Prolonged uncertainty with respect to Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.
Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte Corporation (Incyte). We have an exclusive global collaboration and license agreement with Incyte for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Under this agreement, as amended, Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. We received an upfront payment of $150.0 million and milestone payments totaling $215.0 million from Incyte through March 31, 2025, including $100.0 million received in August 2024. We are eligible to receive up to an additional $210.0 million in development and regulatory milestones and $330.0 million in commercial milestones. We receive tiered royalties of 15% to 24% on any global net sales and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we performed development and manufacturing services for Incyte's clinical needs of retifanlimab (Incyte Clinical Supply Agreement) and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
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

Critical Accounting Estimates
Our critical accounting estimates are policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting estimates is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes with respect to our critical accounting estimates during the three months ended March 31, 2025.
Results of Operations
Revenue
The following represents a comparison of our revenue for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024
Collaborative and other agreements	$7.0	$1.6	$5.4	338%
Product sales, net	—	4.9	(4.9)	(100)%
Contract manufacturing	6.2	2.3	3.9	170%
Government agreements	—	0.3	(0.3)	(100)%
Total revenue	$13.2	$9.1	$4.1	45%
The increase in revenue of $4.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to:
•an increase of $4.1 million in revenue recognized under the Gilead Agreement;
•an increase of $2.8 million in revenue recognized under the Incyte Manufacturing and Clinical Supply Agreement; and
•an increase of $1.1 million in revenue recognized under our manufacturing services agreements with Emergent Product Development Gaithersburg Inc. (Emergent Manufacturing Agreements).
These increases were partially offset by a decrease of $4.9 million in MARGENZA net product sales due to the fact that we sold the global rights to MARGENZA to TerSera Therapeutics, LLC (TerSera) in November 2024.
Revenue from collaborative and other agreements may vary substantially from period to period depending on the progress made by our collaborators with their product candidates and the timing of milestones achieved under current agreements, and whether we enter into additional collaboration agreements.
Cost of Product Sales
No cost of product sales was recorded for the three months ended March 31, 2025, due to the sale of MARGENZA to TerSera. Cost of product sales was $0.3 million for the three months ended March 31, 2024. Cost of product sales consists primarily of product royalties and fill finish costs. Product sold during the period consisted of drug product that was previously charged to research and development expense prior to FDA approval of MARGENZA, which favorably impacted our gross margin.
Cost of Manufacturing Services
Cost of manufacturing services was $5.4 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively. Cost of manufacturing services includes process development costs and costs to produce bulk drug substance for our contract development and manufacturing customers. We expect cost of manufacturing services to vary from period to period based on the agreed-upon manufacturing schedule.

Research and Development Expense
The following represents a comparison of our research and development expense for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024
Lorigerlimab	$8.9	$9.6	$(0.7)	(7)%
Vobramitamab duocarmazine	8.3	9.7	(1.4)	(14)%
MGC026	6.0	4.0	2.0	50%
MGC028	3.9	6.2	(2.3)	(37)%
MGC030	2.5	1.6	0.9	56%
Next-generation T-cell engagers (a)	2.3	2.5	(0.2)	(8)%
MGD024	2.2	2.8	(0.6)	(21)%
Preclinical antibody-drug conjugates (ADCs)	1.8	3.0	(1.2)	(40)%
Margetuximab	0.3	3.1	(2.8)	(90)%
Other programs (a)	3.5	3.5	—	—%
Total research and development expense	$39.7	$46.0	$(6.3)	(14)%
(a) Includes discontinued projects.
Our research and development expense for the three months ended March 31, 2025 decreased by $6.3 million compared to the three months ended March 31, 2024 primarily due to:
•    decreased development and clinical trial costs related to margetuximab; and
•decreased development, manufacturing and IND-enabling costs related to MGC028.
These decreases were offset by increased development costs related to MGC026.
There are uncertainties associated with our research and development expenses for future quarters which are impacted by multiple variables, including timing of wind down activities for recently closed studies and current and expected expenditures associated with our ongoing clinical studies.
Selling, General and Administrative Expense
For the three months ended March 31, 2025 and 2024, selling, general and administrative expenses were $10.7 million and $14.7 million, respectively. The decrease was primarily due to lower stock-based compensation expense and reduced professional fees. The reduction in professional fees was largely driven by the cessation of commercialization activities for MARGENZA.

Liquidity and Capital Resources
Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(46.9)	$(45.6)
Investing activities	9.9	24.8
Financing activities	(0.3)	0.2
Net change in cash and cash equivalents	$(37.3)	$(20.6)
Operating Activities
Net cash used in operating activities consists of our net loss adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation and changes in working capital.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2025 and 2024 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 includes taxes paid related to net share settlement of equity awards.
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
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings and revenue from our multiple collaboration agreements. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2025, combined with projected and anticipated future payments from our partners, supports our cash runway into the second half of 2026. Our expected funding needs reflect planned investments in ongoing clinical and preclinical programs. We have implemented, and will continue to evaluate and execute, various cost-saving measures that are designed to extend our financial runway while continuing to progress our pipeline.
Material Cash Requirements
During the three months ended March 31, 2025, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, "Management’s Discussion and Analysis of

Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 As of March 31, 2025, our exposure to market risk has not changed materially since December 31, 2024. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 20, 2025.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Except as described below, there have been no material changes in the risk factors described in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
International trade policies, including tariffs, sanctions and trade barriers may adversely affect the Company’s business, financial condition, results of operations and prospects.
The Company operates in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which the Company conducts its business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact the Company’s business, results of operations, financial condition and prospects.
The Company currently relies, and expects to continue to rely, on third parties for a portion of the manufacture of the Company’s product candidates for clinical testing, as well as for manufacture of certain products that the Company may commercialize, if approved. Currently, several of the Company’s suppliers are located outside of the United States. The Company also relies on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which the Company believes may be ultimately sourced from multiple countries outside the United States, to advance its research and development efforts.
Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase the Company’s supply chain complexity and could also potentially disrupt its existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to the Company’s development timelines. Increased development costs and extended development timelines could place the Company at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting the Company’s ability to secure additional financing on favorable terms or at all. In addition, as the Company advances toward commercialization in the future, tariffs and trade restrictions could hinder the Company’s ability to establish cost-effective production capabilities, negatively impacting its growth prospects.
The complexity of announced or future tariffs may also increase the risk that the Company or its customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit the Company’s ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict the Company from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to the Company’s business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect the Company’s business, financial condition, and prospects. While the Company actively monitors these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect the Company’s business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors.

Item 5.	Other Information
10b5-1 Trading Plans
During the three months ended March 31, 2025, none of the Company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Dated: May 13, 2025