Form 10-Q
period 2025-06-30
MACROGENICS INC
filed 2025-08-14
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2025, 63,205,703 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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
•the anticipated receipt of sales milestone payments in connection with the sale of MARGENZA to TerSera Therapeutics, LLC (TerSera);
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$130,686	$182,840
Marketable securities	45,800	18,827
Accounts receivable	12,532	4,309
Inventory, net	9,275	—
Prepaid expenses and other current assets	6,652	11,514
Total current assets	204,945	217,490
Property, equipment and software, net	15,364	18,100
Operating lease right-of-use assets	23,710	24,509
Other non current assets	1,397	1,556
Total assets	$245,416	$261,655

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,657	$5,013
Accrued expenses and other current liabilities	21,349	29,334
Deferred revenue	7,872	16,319
Lease liabilities	5,122	4,864
Total current liabilities	39,000	55,530
Liability related to future royalties	70,260	—
Deferred revenue, net of current portion	55,745	55,503
Lease liabilities, net of current portion	32,125	32,597
Other non current liabilities	1,668	1,968
Total liabilities	198,798	145,598
Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 63,205,703 and 62,819,857 shares outstanding at June 30, 2025 and December 31, 2024, respectively	632	628
Additional paid-in capital	1,292,998	1,285,143
Accumulated other comprehensive (loss) income	(7)	4
Accumulated deficit	(1,247,005)	(1,169,718)
Total stockholders' equity	46,618	116,057
Total liabilities and stockholders' equity	$245,416	$261,655

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Collaborative and other agreements	$6,869	$2,163	$13,911	$3,772
Product sales, net	—	5,248	—	10,109
Contract manufacturing	15,372	2,893	21,523	5,169
Government agreements	—	493	—	851
Total revenues	22,241	10,797	35,434	19,901
Costs and expenses:
Cost of product sales	—	176	—	446
Cost of manufacturing services	8,906	2,647	14,306	4,493
Research and development	40,791	51,732	80,489	97,760
Selling, general and administrative	9,302	14,423	20,020	29,133
Total costs and expenses	58,999	68,978	114,815	131,832
Loss from operations	(36,758)	(58,181)	(79,381)	(111,931)
Interest and other income	1,414	2,523	3,093	5,216
Interest and other expense	(802)	(6)	(894)	(1,139)
Loss before income taxes	(36,146)	(55,664)	(77,182)	(107,854)
Income tax provision	105	—	105	—
Net loss	(36,251)	(55,664)	(77,287)	(107,854)
Other comprehensive loss:
Unrealized (loss) gain on investments	(6)	11	(12)	(18)
Comprehensive loss	$(36,257)	$(55,653)	$(77,299)	$(107,872)

Basic and diluted net loss per common share	$(0.57)	$(0.89)	$(1.23)	$(1.73)
Basic and diluted weighted average common shares outstanding	63,136,057	62,663,677	63,051,207	62,477,108

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	62,819,857	$628	$1,285,143	$(1,169,718)	$4	$116,057
Share-based compensation	—	—	4,386	—	—	4,386
Stock plan related activity	270,466	3	(286)	—	—	(283)
Unrealized loss on investments	—	—	—	—	(5)	(5)
Net loss	—	—	—	(41,036)	—	(41,036)
Balance, March 31, 2025	63,090,323	631	1,289,243	(1,210,754)	(1)	79,119
Share-based compensation	—	—	3,679	—	—	3,679
Stock plan related activity	115,380	1	76	—	—	77
Unrealized loss on investments	—	—	—	—	(6)	(6)
Net loss	—	—	—	(36,251)	—	(36,251)
Balance, June 30, 2025	63,205,703	$632	$1,292,998	$(1,247,005)	$(7)	$46,618

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	62,070,627	$621	$1,254,750	$(1,102,752)	$(6)	$152,613
Share-based compensation	—	—	5,512	—	—	5,512
Stock plan related activity	489,875	5	243	—	—	248
Unrealized loss on investments	—	—	—	—	(29)	(29)
Net loss	—	—	—	(52,190)	—	(52,190)
Balance, March 31, 2024	62,560,502	626	1,260,505	(1,154,942)	(35)	106,154
Share-based compensation	—	—	6,693	—	—	6,693
Stock plan related activity	160,467	1	624	—	—	625
Unrealized gain on investments	—	—	—	—	11	11
Net loss	—	—	—	(55,664)	—	(55,664)
Balance, June 30, 2024	62,720,969	$627	$1,267,822	$(1,210,606)	$(24)	$57,819

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(77,287)	$(107,854)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation and amortization expense	3,678	3,652
Amortization of premiums and discounts on marketable securities	(493)	(2,254)
Stock-based compensation	8,076	12,204
Non-cash interest expense	587	—
Non-cash lease expense	799	1,228
Other non-cash items	—	21
Changes in operating assets and liabilities:
Accounts receivable	(8,223)	4,176
Inventory	(9,275)	106
Prepaid expenses and other current assets	4,862	673
Other non current assets	159	200
Accounts payable	(388)	(1,243)
Accrued expenses and other current liabilities	(7,651)	450
Lease liabilities	(214)	86
Deferred revenue	(8,205)	(1,573)
Other non current liabilities	(300)	—
Net cash used in operating activities	(93,875)	(90,128)
Cash flows from investing activities
Purchases of marketable securities	(53,428)	(58,505)
Proceeds from sale and maturities of marketable securities	26,936	133,150
Purchases of property, equipment and software	(1,244)	(2,494)
Proceeds from sales of equipment	—	80
Net cash (used in) provided by investing activities	(27,736)	72,231
Cash flows from financing activities
Proceeds from stock option exercises and ESPP purchases	66	3,270
Taxes paid related to net share settlement of equity awards	(282)	(2,397)
Net proceeds from sale of future royalties	69,673	—
Net cash provided by financing activities	69,457	873
Net change in cash and cash equivalents	(52,154)	(17,024)
Cash and cash equivalents at beginning of period	182,840	100,956
Cash and cash equivalents at end of period	$130,686	$83,932

Supplemental cash flow disclosures
Cash paid for income taxes	$105	$—
Non-cash operating and investing activities
Property and equipment included in accounts payable or accruals	$33	$36

See notes to consolidated financial statements.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Nature of Operations
Description of the business
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a clinical-stage biopharmaceutical company focused on developing innovative antibody-based therapeutics for the treatment of cancer. The Company generates its pipeline of product candidates from its proprietary suite of antibody technology platforms. The Company is currently developing therapeutics utilizing multiple modalities, including antibody-drug conjugates (ADCs) and multi-specific antibodies (which are referred to as DART® and TRIDENT® molecules). The combination of the Company’s technology platforms and antibody engineering expertise has allowed the Company to generate promising product candidates – three of which have received marketing approval by the U.S. Food and Drug Administration (FDA) – and to enter into several strategic collaborations with global biopharmaceutical companies. These collaborations have provided the Company with over $1.6 billion of non-dilutive funding since its inception in 2000, and have enabled the Company to leverage the additional expertise of its collaborators to advance the development of multiple partnered product candidates. In addition, the Company operates a 5 × 2,000 liter commercial-scale cGMP antibody manufacturing facility in its Maryland headquarters to support its clinical programs. The Company also provides outsourced contract development and manufacturing services to its collaborators and other third parties for commercial and clinical products to offset a portion of the operating costs of this facility.
The Company is currently advancing three proprietary product candidates in clinical development: lorigerlimab, a bispecific DART molecule that targets checkpoint inhibitors PD-1 and CTLA-4; MGC026, an ADC that targets B7-H3 and delivers a novel topoisomerase I inhibitor (TOP1i)-based linker-payload, and MGC028, an ADC that targets ADAM9 and delivers a novel TOP1i-based linker-payload. The Company is also actively developing multiple preclinical-stage programs, including ADC and next generation T-cell engager programs.

The Company and its partners are developing or commercializing product candidates for which the Company retains certain economic rights. These include three products approved by the FDA: MARGENZA® (margetuximab-cmkb), an anti-HER2 monoclonal antibody (mAb) that the Company sold to a partner; ZYNYZ® (retifanlimab-dlwr), an anti-PD-1 mAb that the Company out-licensed; and TZIELD® (teplizumab-mzwv), an anti-CD3 mAb that the Company sold to a partner. The Company is also collaborating with Gilead Sciences, Inc. (Gilead) on the development of MGD024, a bispecific DART antibody targeting CD123 and CD3 that utilizes its next-generation T-cell engager technology, as well as two additional undisclosed pre-clinical DART development programs.

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
2. Summary of Significant Accounting Policies
As of June 30, 2025, the following accounting policy is considered significant in addition to those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Liability related to the sale of future royalties and related interest expense
The Company assesses the relevant accounting criteria under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 470, Debt (ASC 470) to determine whether the upfront payment received from the purchaser should be accounted for as debt or deferred income depending on the facts and circumstances. If the criteria in ASC 470 is met, the Company accounts for net proceeds from sales of its rights to receive future royalty payments as a liability that is amortized using the effective interest method over the term of the arrangement. The liability related to future royalties is presented net of unamortized issuance costs on the consolidated balance sheets. Interest expense on the liability related to future royalties is recognized using the effective interest rate method over the life of the arrangement. The Company calculates an effective interest rate which will amortize its related obligation to zero over the anticipated repayment period. The liability related to future royalties and the related interest expense are based on the Company’s current estimates of future royalties expected to be received over the life of the arrangement, which the Company determines by using internal sales projections and external information from market data sources, which are considered Level 3 inputs. The Company periodically assesses the expected payments and to the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash amortization is reflected as interest expense in the consolidated statements of operations and comprehensive loss.
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
3. Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of their short-term nature. The Company accounts for recurring and non-recurring fair value measurements in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at June 30, 2025
	Total	Level 1	Level 2
Assets:
Money market funds	$32,993	$32,993	$—
U.S. Treasury securities	28,822	—	28,822
Government-sponsored enterprises	7,952	—	7,952
Corporate debt securities	34,949	—	34,949
Total assets measured at fair value(a)	$104,716	$32,993	$71,723

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2
Assets:
Money market funds	$67,886	$67,886	$—
U.S. Treasury securities	5,000	—	5,000
Government-sponsored enterprises	3,994	—	3,994
Corporate debt securities	25,548	—	25,548
Total assets measured at fair value(b)	$102,428	$67,886	$34,542
(a) Total assets measured at fair value at June 30, 2025 includes approximately $58.9 million reported in cash and cash equivalents on the consolidated balance sheet.
(b) Total assets measured at fair value at December 31, 2024 includes approximately $83.6 million reported in cash and cash equivalents on the consolidated balance sheet.

4. Marketable Securities
The following tables summarize the Company's marketable debt securities (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$23,835	$—	$(4)	$23,831
Government-sponsored enterprises	7,953	—	(1)	7,952
Corporate debt securities	14,019	—	(2)	14,017
Total	$45,807	$—	$(7)	$45,800

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$1,995	$—	$—	$1,995
Corporate debt securities	16,828	4	—	16,832
Total	$18,823	$4	$—	$18,827

All of the Company's available-for-sale securities held as of June 30, 2025 and December 31, 2024 had contractual maturities of less than one year. All of the Company's available-for-sale securities in an unrealized loss position as of June 30, 2025 were in a loss position for less than twelve months. Unrealized losses on available-for-sale debt securities as of June 30, 2025 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell its investments before recovery of their amortized cost bases, which may be at maturity.
5. Inventory, Net
Inventory at June 30, 2025 consists of $9.3 million in materials and supplies procured for the purpose of manufacturing drug substance for the Company's contract manufacturing customers.
6. Royalty Monetization Arrangement
In June 2025, the Company and Sagard Healthcare Partners (Sagard) entered into a Purchase and Sale Agreement (Royalty Purchase Agreement) pursuant to which the Company sold to Sagard its right to receive royalties on global net sales of ZYNYZ (retifanlimab-dlwr) occurring on and after July 1, 2025 under the Company’s Global Collaboration and License Agreement, dated as of October 24, 2017, as amended (Incyte License Agreement), with Incyte Corporation (Incyte).
Under the terms of the Royalty Purchase Agreement, the Company received a cash payment of $70.0 million. In exchange, Sagard acquired the royalties payable to the Company under the License Agreement for global net sales of ZYNYZ, subject to a cap. Following Sagard’s receipt of aggregate royalty payments totaling $140.0 million, the Company will resume collecting all future royalties under the License Agreement. The Company has retained its other economic interests related to ZYNYZ, including future potential development, regulatory and commercial milestones.
The $70.0 million proceeds received from Sagard under the Royalty Purchase Agreement were recorded as a liability related to future royalties, net of transaction costs of $0.3 million, which will be amortized over the estimated life of the arrangement using the effective interest rate method. The Company accounted for the Royalty Purchase Agreement as a financing arrangement because the Company has significant continuing involvement in the generation of cash flows due to Sagard and other existing obligations under the License Agreement. Royalty revenue will be recognized as earned on net sales of ZYNYZ, and the Company will record the royalty payments Incyte makes to Sagard as a reduction of the liability when paid. The aggregate future estimated payments, less the $69.7 million of net proceeds, will be recorded as interest expense over the estimated life of the arrangement. As such payments are made to Sagard, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. The Company estimates the payments to be made to Sagard over the term of the Royalty Purchase Agreement based on forecasted royalties and will calculate the effective interest rate required to discount such payments back to the liability balance. As of June 30, 2025, the estimated effective interest rate under the agreement was approximately 14.6%. Over the course of the Royalty Purchase Agreement, the actual effective interest rate will be affected by the amount and timing of net royalty revenue recognized and changes in forecasted revenue. On a quarterly basis, the Company will reassess the effective interest rate and adjust the rate prospectively as necessary. The company recognized non-cash interest expense of $0.6 million during the three months ended June 30, 2025, which is reflected in the interest and other expense line on the consolidated statements of operations.
Changes to the liability related to future royalties were as follows for the six months ended June 30, 2025 (in thousands):

Liability related to future royalties - beginning balance	$—
Proceeds from sale of future royalties	70,000
Deferred transaction costs	(327)
Non-cash interest expense recognized	587
Liability related to future royalties - ending balance	$70,260
7. Revenue
Collaborative and Other Agreements
Incyte Corporation
Incyte License Agreement
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte, which was amended in March 2018, April 2022, July 2022 and July 2024, for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017. The Company manufactures a portion of Incyte’s global commercial supply of retifanlimab. In March 2023, the FDA approved ZYNYZ (retifanlimab-dlwr) for the treatment of adults with metastatic or recurrent locally advanced Merkel cell carcinoma. In May 2025, the FDA approved ZYNYZ with carboplatin and paclitaxel for the first-line treatment of adults with inoperable locally recurrent or metastatic squamous cell carcinoma of the anal canal, and as a single agent, for adults with locally recurrent or metastatic SCAC with disease progression on or intolerance to platinum-based chemotherapy. Furthermore, Incyte has stated it is pursuing development of retifanlimab in potentially registration-enabling studies, including in patients with non-small cell lung cancer. Incyte is also pursuing development of retifanlimab in combination with select product candidates from its pipeline.

Under the terms of the Incyte License Agreement, as amended, Incyte leads global development of retifanlimab. From the inception of the Incyte License Agreement through June 30, 2025, the Company has recognized $215.0 million for certain development and regulatory milestones under the Incyte License Agreement, including $100.0 million received in August 2024 upon entering into an amendment to the Incyte License Agreement pursuant to which certain development milestones were deemed to have been met. Assuming successful development and commercialization by Incyte in multiple indications, the Company is eligible to receive up to an additional $210.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. The Company is also eligible to receive tiered royalties of 15% to 24% on global net sales, but sold this right to Sagard in June 2025 as described more fully in Note 6. Royalty Monetization Arrangement. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under the provisions of ASC Topic 606, Revenue from Contracts with Customers (ASC 606) at inception and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. In July 2024, the Company and Incyte executed Amendment No. 4 to the Incyte License Agreement pursuant to which certain development milestones were deemed to have been met. The Company evaluated the amendment as a contract modification under the provisions of ASC 606 which resulted in $100.0 million of revenue being recognized in 2024. From 2018 through June 30, 2025, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $215.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab. Therefore, the associated consideration was added to the estimated transaction price and was recognized as revenue.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. The Company recognized $1.3 million and $0.1 million in revenue under the Incyte License Agreement during the three months ended June 30, 2025 and 2024, respectively. The Company recognized $1.8 million and $0.3 million in revenue under the Incyte License Agreement during the six months ended June 30, 2025 and 2024, respectively.
Incyte Commercial Supply Agreement
In 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor costs incurred) related to the manufacturing services. The Company recognized no revenue and $0.4 million in revenue under the Incyte Commercial Supply Agreement during the three months ended June 30, 2025 and 2024, respectively. The Company recognized $0.4 million and $0.8 million in revenue under the Incyte Commercial Supply Agreement during the six months ended June 30, 2025 and 2024, respectively.
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
The Company recognized $0.5 million and $0.2 million in revenue under the Gilead Agreement during the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized revenue of $0.1 million and $0.5 million, respectively. As of June 30, 2025, $56.7 million in revenue was deferred under this agreement, $0.9 million of which was current and $55.8 million of which was non-current. As of December 31, 2024, $56.8 million in revenue was deferred under this agreement, $1.3 million of which was current and $55.5 million of which was non-current.
In September 2023, the Company and Gilead executed a letter agreement (the 2023 Letter Agreement) through which Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program), the Company granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which the Company will provide research and development services. Gilead paid the Company a $15.7 million nomination fee. The Company evaluated the 2023 Letter Agreement under the terms of ASC 606, and concluded that it is a modification to the

Gilead Agreement that results in a separate contract since the modification is for additional goods and services that are distinct and at standalone selling price. The Company determined that the license and the related research and development activities were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the Company determined that these should be combined into a single performance obligation. Gilead also has the exclusive option to pay the Company $10.0 million to obtain a license to exploit the research molecule and research product with respect to the First Research Program. The Company determined that this exclusive option does not provide a material right, as there is no discount on its standalone selling price.
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
During the three months ended June 30, 2025 and 2024, the Company recorded revenue of $5.6 million and $1.3 million, respectively, related to the First Research Program. During the six months ended June 30, 2025 and 2024, the Company recorded revenue of $11.0 million and $2.0 million, respectively. As of June 30, 2025, no revenue was deferred under this agreement. As of December 31, 2024, $11.0 million in revenue was deferred under this agreement, all of which was current.
Manufacturing Services Agreements
Incyte
In January 2022, the Company entered into a Manufacturing and Clinical Supply Agreement with Incyte (Incyte Manufacturing and Clinical Supply Agreement) to provide manufacturing services to produce certain Incyte bulk drug substance over a three-year period. Under the terms of the Incyte Manufacturing and Clinical Supply Agreement, the Company received an upfront payment of $10.0 million and was eligible to receive annual fixed payments paid quarterly over the term of the contract totaling $14.4 million. The Company will also be reimbursed for materials used to manufacture product as well as other costs incurred to provide manufacturing services. In July 2022, the Company and Incyte executed an amendment to the Incyte Manufacturing and Clinical Supply Agreement which extended the term for one year and provided for an additional annual fixed payment of $5.1 million (July 2022 Incyte Amendment). In December 2024 and March 2025, the Company and Incyte entered into letter agreements whereby Incyte reserved additional manufacturing services during 2025 with a total fixed cost of $13.5 million (Incyte Letter Agreements).
The Company evaluated the Incyte Manufacturing and Clinical Supply Agreement, the July 2022 Incyte Amendment and the Incyte Letter Agreements under the provisions of ASC 606 and identified one performance obligation to provide manufacturing runs to Incyte, as and when requested by Incyte, over the term of the contract that is part of a series of goods and services. The Company determined that the transaction price consists of the upfront payment of $10.0 million, the annual fixed payments and the payments per batch under the Incyte Letter Agreements totaling $41.7 million. The Company will recognize revenue over time on a straight-line basis as the manufacturing services are provided to Incyte, as the Company determined that its efforts in providing the manufacturing services will be incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product for Incyte will be allocated to the related manufacturing activities and will be recognized as revenue as those activities occur. Materials purchased by the Company to manufacture the product for Incyte are considered inventory and will be capitalized and expensed as the materials are used to provide the manufacturing services.
During the three months ended June 30, 2025 and 2024, the Company recognized revenue of $13.3 million and $2.1 million, respectively, under the Incyte Manufacturing and Clinical Supply Agreement. During the six months ended June 30, 2025 and 2024, the Company recognized revenue of $18.3 million and $4.3 million, respectively, under the Incyte Manufacturing and Clinical Supply Agreement. As of June 30, 2025, no revenue was deferred under this agreement. As of December 31, 2024, $3.4 million in revenue was deferred under this agreement, all of which was current.

8. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the six months ended June 30, 2025 and 2024, 56,880 and 44,129 shares of common stock were purchased under the 2016 ESPP, respectively.
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
The 2023 Plan was effective as of stockholder approval in May 2023. The 2023 Plan provides for grants of stock options and other stock-based awards, as well as cash-based performance awards. The 2023 Plan originally authorized the issuance of up to an aggregate of 4,850,000 shares of common stock. In May 2024 and May 2025, the board and stockholders of the Company approved amendments to the 2023 Plan to increase the number of shares of common stock available to a total of 8,100,000 shares. If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards.
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,237	$3,264	$5,320	$6,093
Selling, general and administrative	1,453	3,387	2,756	6,111
Total stock-based compensation expense	$3,690	$6,651	$8,076	$12,204
Employee stock options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended June 30,
	2025	2024
Expected dividend yield	0%	0%
Expected volatility	110.7% - 115.6%	94.9% - 114.3%
Risk-free interest rate	3.9% - 4.5%	4.0% - 4.7%
Expected term	6.11 years	6.06 years

The following table summarizes stock option activity during the six months ended June 30, 2025:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	12,939,517	$14.80	6.4
Granted	2,093,044	2.40
Exercised	—	—
Forfeited	(276,402)	9.55
Expired	(96,765)	22.04
Outstanding, June 30, 2025	14,659,394	$13.08	6.4	$—
As of June 30, 2025:
Exercisable	10,148,089	$15.81	5.4	$—
Vested and expected to vest	14,304,994	$9.43	6.3	$—
As of June 30, 2025, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $18.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.3 years. The following table summarizes additional information on stock options (in thousands, except per share amounts):

	Six Months Ended June 30,
	2025	2024
Weighted-average fair value per share of stock options granted	$2.03	$12.99
Total intrinsic value of stock options exercised	$—	$2,615
Total cash received for stock options exercised	$—	$3,117
Total grant date fair value of stock options vested	$9,494	$7,344
Restricted Stock Units
Restricted stock units (RSUs) are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSUs is recognized and amortized on a straight-line basis over the requisite service period of the award.
The following table summarizes RSU activity during the six months ended June 30, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2024	1,068,994	$11.97
Granted	349,420	2.49
Vested	(491,146)	10.71
Forfeited	(78,029)	10.25
Outstanding, June 30, 2025	849,239	$8.96

At June 30, 2025, there was $5.1 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 1.2 years.
9. Commitments and Contingencies
In-licensing Arrangement
In January 2022, the Company entered into a non-exclusive license agreement with Synaffix B.V., a Lonza company, (Synaffix) to develop, manufacture and commercialize up to three antibody-drug conjugate targets using Synaffix’s proprietary technology. The Company made an upfront payment to Synaffix upon contract execution. In March 2023, the Company and Synaffix amended the agreement, adding four additional targets. Assuming all seven targets are successfully developed and commercialized, the Company would be obligated to pay up to $2.8 billion for development, regulatory and sales milestones. Finally, pursuant to the terms of this license agreement, as amended, upon commencement of commercial sales of any products developed from these targets, the Company would be required to pay Synaffix tiered royalties in the low‑single digit percentages on net sales of the respective products. The Company may terminate this agreement at any time with 30 days’ notice to Synaffix. Amounts paid to Synaffix under this agreement are recorded as research and development expense in the consolidated statement of operations. During the three months ended June 30, 2025 and 2024, the Company recorded expense of $1.2 million and $1.0 million, respectively, under this agreement. During the six months ended June 30, 2025 and 2024, the Company recorded expense of $2.4 million and $3.4 million, respectively, under this agreement.
Contractual Commitments
The Company has certain contractual commitments under manufacturing-related supplier arrangements as of June 30, 2025 totaling $4.8 million that expire through January 2026.
10. Segment Reporting
The Company identifies its reportable segments based on information reviewed by the Company’s Chief Operating Decision Maker (CODM). The Company operates as one operating and reportable segment, which is developing innovative antibody-based therapeutics for the treatment of cancer. The Company has determined its reportable operating segment based on the management approach, which considers the internal organization and reporting used by the Company’s CODM to make decisions about allocating resources and assessing the Company’s performance. The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the CODM for purposes of assessing performance and allocating resources.

The CODM uses consolidated net loss, consistent with the amounts reported in the Company’s consolidated statements of operations to evaluate performance, forecast future period financial results and allocate resources. Please refer to the consolidated balance sheets and the accompanying notes to the consolidated financial statements for segment asset information.
The table below summarizes the significant expenses regularly reviewed by the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue (a)	$22,241	$10,797	$35,434	$19,901
Cost of product sales	—	176	—	446
Cost of manufacturing services	8,906	2,647	14,306	4,493
Research and development expenses:
Lorigerlimab	10,547	11,009	19,425	20,625
MGC030	5,666	1,636	8,172	4,911
MGC028	4,742	9,678	8,676	15,882
Vobramitamab duocarmazine	4,386	12,038	12,653	21,706
Next-generation T-cell engagers	3,516	2,091	5,789	4,580
MGC026	2,961	3,895	8,914	7,852
MGD024	2,715	2,154	4,907	4,939
Preclinical antibody-drug conjugates (ADCs)	2,058	3,041	3,857	4,364
Margetuximab	437	2,868	756	5,982
Other programs	3,763	3,322	7,340	6,919
Total research and development expenses	40,791	51,732	80,489	97,760
Selling, general and administrative expenses	9,302	14,423	20,020	29,133
Other segment income, net (b)	507	2,517	2,094	4,077
Net loss	$(36,251)	$(55,664)	$(77,287)	$(107,854)
(a) Total revenue includes collaborative and other agreements, product sales, net, contract manufacturing, and government agreements.
(b) Other segment income, net includes interest and other income and interest and other expense.

The Company operates in the United States and all material long-lived assets of the Company reside in the United States. For information about the Company’s revenues, see Note 7. Revenue.

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
Overview
We are a clinical-stage biopharmaceutical company focused on developing innovative antibody-based therapeutics for the treatment of cancer. We generate our pipeline of product candidates from our proprietary suite of antibody technology platforms. We are currently developing therapeutics utilizing multiple modalities, including antibody-drug conjugates (ADCs) and multi-specific antibodies (which we refer to as DART and TRIDENT molecules). The combination of our technology platforms and antibody engineering expertise has allowed us to generate promising product candidates – three of which have received marketing approval by the U.S. Food and Drug Administration (FDA) – and to enter into several strategic collaborations with global biopharmaceutical companies. These collaborations have provided us with over $1.6 billion of non-dilutive funding since our inception in 2000, and have enabled us to leverage the additional expertise of our collaborators to advance the development of multiple partnered product candidates. In addition, we operate a 5 × 2,000 liter commercial-scale cGMP antibody manufacturing facility in our Maryland headquarters to support our clinical programs. We also provide outsourced contract development and manufacturing services to our collaborators and other third parties for commercial and clinical products to offset a portion of the operating costs of this facility.
We are currently advancing three proprietary product candidates in clinical development: lorigerlimab, a bispecific DART molecule that targets checkpoint inhibitors PD-1 and CTLA-4; MGC026, an ADC that targets B7-H3 and delivers a novel topoisomerase I inhibitor (TOP1i)-based linker-payload, and MGC028, an ADC that targets ADAM9 and delivers a novel TOP1i-based linker-payload. We are also actively developing multiple preclinical-stage programs, including ADC and next generation T-cell engager programs.

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

Our operations to date have concentrated on developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, operating manufacturing facilities, business planning and raising capital. We began generating revenues from the sale of products in 2021. We have financed our operations primarily through the public and private offerings of our securities, and collaborations with other biopharmaceutical companies. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2025, combined with projected and anticipated future payments from our partners, and anticipated savings from our ongoing cost-reduction initiatives, supports our cash runway through the first half of 2027. We have implemented, and will continue to evaluate and execute, various cost-saving measures that are intended to extend our financial runway while continuing to progress our pipeline.
Through June 30, 2025, we had an accumulated deficit of $1.2 billion. We expect that over the next several years this deficit will increase as we continue to incur research and development expense in connection with our ongoing activities and several clinical trials.
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
Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte Corporation (Incyte). We have an exclusive global collaboration and license agreement with Incyte for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Under this agreement, as amended, Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. We received an upfront payment of $150.0 million and milestone payments totaling $215.0 million from Incyte through June 30, 2025, including $100.0 million received in August 2024. We are eligible to receive up to an additional $210.0 million in development and regulatory milestones and $330.0 million in commercial milestones. We receive tiered royalties of 15% to 24% on any global net sales, other than with respect to ZYNYZ (see Note 6. Royalty Monetization Arrangement for further information), and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we performed development and manufacturing services for Incyte's clinical needs of retifanlimab and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
•Gilead. In October 2022, we and Gilead entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024 and create bispecific cancer antibodies using our DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the Gilead Agreement, we will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license to develop and commercialize MGD024 and other bispecific antibodies of ours that bind CD123 and CD3 (CD123 Option). The agreement also granted Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by us and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). As part of the Gilead Agreement, Gilead paid us a non-refundable upfront payment of $60.0 million and we will be eligible to receive up to $1.7 billion in target nomination, option fees, and development, regulatory and commercial milestones, assuming Gilead exercises the CD123 Option and Research Program Option, successfully develops and commercializes MGD024 or other CD123 products developed under the agreement, and products result from the two additional research programs. Assuming exercise of the CD123 Option, we will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs. In 2023, Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program) and paid us a $15.7 million nomination fee. We granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which we will provide research and development services. In January 2024, the parties amended the Gilead Agreement to revise certain matters related to intellectual property in the performance of the research plans under the agreement. In June 2024, Gilead paid us variable consideration totaling $3.3 million upon achievement of a research plan milestone. On August 30, 2024, the parties entered into a second letter agreement under which Gilead pays us to conduct certain research and which extends the period for Gilead to select its second research target combination.

Critical Accounting Estimates
Our critical accounting estimates are policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting estimates is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The following accounting policies and estimates were deemed critical during the three months ended June 30, 2025.
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

Results of Operations
Revenue
The following represents a comparison of our revenue for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2025	2024			2025	2024
Collaborative and other agreements	$6.9	$2.2	$4.7	214%	$13.9	$3.8	$10.1	266%
Product sales, net	—	5.2	(5.2)	(100)%	—	10.1	(10.1)	(100)%
Contract manufacturing	15.3	2.9	12.4	428%	21.5	5.2	$16.3	313%
Government agreements	—	0.5	(0.5)	(100)%	—	0.8	(0.8)	(100)%
Total revenue	$22.2	$10.8	$11.4	106%	$35.4	$19.9	$15.5	78%
The increase in revenue of $11.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to:
•an increase of $11.2 million in revenue recognized under the Incyte Manufacturing and Clinical Supply Agreement;
•an increase of $4.3 million in revenue recognized under the Gilead Agreement; and
•an increase of $1.5 million in revenue recognized under our manufacturing services agreement with Emergent Product Development Gaithersburg Inc. (Emergent Manufacturing Agreement).
These increases were partially offset by a decrease of $5.2 million in MARGENZA net product sales due to the fact that we sold the global rights to MARGENZA to TerSera Therapeutics, LLC (TerSera) in November 2024.
The increase in revenue of $15.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to:
•an increase of $14.0 million in revenue recognized under the Incyte Manufacturing and Clinical Supply Agreement;
•an increase of $9.0 million in revenue recognized under the Gilead Agreement; and
•an increase of $2.6 million in revenue recognized under the Emergent Manufacturing Agreement.
These increases were partially offset by a decrease of $10.1 million in MARGENZA net product sales due to the fact that we sold the global rights to MARGENZA to TerSera in November 2024.

Revenue from collaborative and other agreements may vary substantially from period to period depending on the progress made by our collaborators with their product candidates and the timing of milestones achieved under current agreements, and whether we enter into additional collaboration agreements.
Cost of Product Sales
MARGENZA was sold to TerSera in 2024, therefore there were no cost of product sales for the three and six months ended June 30, 2025. Cost of product sales was $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively. Cost of product sales consisted primarily of product royalties and fill finish costs. Product sold during the period consisted of drug product that was previously charged to research and development expense prior to FDA approval of MARGENZA, which favorably impacted our gross margin.
Cost of Manufacturing Services
Cost of manufacturing services was $8.9 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively. Cost of manufacturing services was $14.3 million and $4.5 million for the six months ended June 30, 2025 and 2024, respectively. Cost of manufacturing services includes process development costs and costs to produce bulk drug substance for our contract development and manufacturing customers. We expect cost of manufacturing services to vary from period to period based on the agreed-upon manufacturing schedule.
Research and Development Expense
The following represents a comparison of our research and development expense for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2025	2024			2025	2024
Lorigerlimab	$10.5	$11.0	$(0.5)	(5)%	$19.4	$20.6	$(1.2)	(6)%
MGC030	5.7	3.3	2.4	73%	8.2	4.9	3.3	67%
MGC028	4.7	9.7	(5.0)	(52)%	8.7	15.9	(7.2)	(45)%
Vobramitamab duocarmazine (vobra duo)	4.4	12.0	(7.6)	(63)%	12.7	21.7	(9.0)	(41)%
Next-generation T-cell engagers (a)	3.5	2.1	1.4	67%	5.8	4.6	1.2	26%
MGC026	3.0	3.9	(0.9)	(23)%	8.9	7.9	1.0	13%
MGD024	2.7	2.2	0.5	23%	4.9	4.9	—	—%
Preclinical antibody-drug conjugates (ADCs)	2.1	1.4	0.7	50%	3.9	4.4	(0.5)	(11)%
Margetuximab	0.4	2.9	(2.5)	(86)%	0.7	6.0	(5.3)	(88)%
Other programs (a)	3.8	3.2	0.6	19%	7.3	6.9	0.4	6%
Total research and development expense	$40.8	$51.7	$(10.9)	(21)%	$80.5	$97.8	$(17.3)	(18)%
(a) Includes discontinued projects.
The decrease in our research and development expense for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily due to:
•    decreased vobra duo costs due to the decision to discontinue further internal development of that program;
•decreased development, manufacturing and IND-enabling costs related to MGC028; and
•decreased development costs related to margetuximab.
These decreases were partially offset by increased development costs related to MGC030.
There are uncertainties associated with our research and development expenses for future quarters which are impacted by multiple variables, including timing of wind down activities for recently closed studies and current and expected expenditures associated with our ongoing clinical studies.

Selling, General and Administrative Expense
For the three months ended June 30, 2025 and 2024, selling, general and administrative expenses were $9.3 million and $14.4 million, respectively. For the six months ended June 30, 2025 and 2024, selling, general and administrative expenses were $20.0 million and $29.1 million, respectively. The decrease for both periods is was primarily due to lower stock-based compensation expense and reduced professional fees. The reduction in professional fees was largely driven by the cessation of commercialization activities for MARGENZA.
Liquidity and Capital Resources
Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(93.9)	$(90.1)
Investing activities	(27.7)	72.2
Financing activities	69.4	0.9
Net change in cash and cash equivalents	$(52.2)	$(17.0)
Operating Activities
Net cash used in operating activities consists of our net loss adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation and changes in working capital.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2025 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities and net cash provided by investing activities during the six months ended June 30, 2024 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 includes net cash proceeds of $69.7 million from Sagard Healthcare Partners (Sagard) under a Purchase and Sale Agreement (Royalty Purchase Agreement) pursuant to which we sold to Sagard our right to receive royalties on global net sales of ZYNYZ (retifanlimab-dlwr). See Note 6. Royalty Monetization Arrangement for further information.
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
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings and revenue from our multiple collaboration agreements. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2025, combined with projected and anticipated future payments from our partners, and anticipated savings from our ongoing cost-reduction initiatives, supports our cash runway through the first half of 2027. We have implemented, and will continue to evaluate and execute, various cost-saving measures that are intended to extend our financial runway while continuing to progress our pipeline.
Material Cash Requirements
During the six months ended June 30, 2025, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 As of June 30, 2025, our exposure to market risk has not changed materially since December 31, 2024. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 20, 2025.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of June 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Except as described below, there have been no material changes in the risk factors described in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in Part II, Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the period ended March 31, 2025.

Item 5.	Other Information
10b5-1 Trading Plans
During the three months ended June 30, 2025, none of the Company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

10.1+*	Purchase and Sale Agreement by and between the Company and Sagard Healthcare Partners, dated June 9, 2025.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

+     Portions of this document (indicated by "[***]" have been omitted because they are not material and are the type that MacroGenics, Inc. treats as private and confidential.
*     Filed herewith
**     Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACROGENICS, INC.

	BY:	/s/ Eric Risser
Eric Risser
President and Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ James Karrels
James Karrels
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: August 14, 2025