Form 10-K
period 2025-12-31
MACROGENICS INC
filed 2026-03-09
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes   ☐ No   ☑

The aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $73.9 million based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant's common stock outstanding on March 5, 2026 was 63,555,837.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MacroGenics, Inc.'s definitive proxy statement for the 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

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
•our plans to develop our product candidates;
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
•our ability to receive research funding and achieve anticipated milestones under our collaborations, as well as our ability to offset the operating costs of our manufacturing facility from our contract development and manufacturing services;
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

Overview
We are a clinical-stage biopharmaceutical company focused on developing innovative antibody-based therapeutics for the treatment of cancer. We generate our pipeline of product candidates from our proprietary suite of antibody technology platforms. We are currently developing therapeutics utilizing multiple modalities, including antibody-drug conjugates (ADCs) and multi-specific antibodies (which we refer to as DART and TRIDENT molecules). The combination of our technology platforms and antibody engineering expertise has allowed us to generate promising product candidates – three of which have received marketing approval by the U.S. Food and Drug Administration (FDA) – and to enter into several strategic collaborations with global biopharmaceutical companies. These collaborations have provided us with over $1.6 billion of non-dilutive funding since our inception in 2000, and have enabled us to leverage the additional expertise of our collaborators to advance the development of multiple partnered product candidates. In addition, we operate a commercial-scale cGMP antibody manufacturing facility in our Maryland headquarters. We have utilized the facility to support our clinical programs and we also provide outsourced contract development and manufacturing services to our collaborators and other third parties for commercial and clinical products to offset a significant portion of the operating costs of this facility.
We currently have three proprietary product candidates in clinical development: lorigerlimab, a bispecific DART molecule that targets checkpoint inhibitors PD-1 and CTLA-4; MGC026, an ADC that targets B7-H3 and delivers a novel topoisomerase I inhibitor (TOP1i)-based linker-payload, and MGC028, an ADC that targets ADAM9 and delivers a novel TOP1i-based linker-payload. We are also actively developing preclinical-stage ADC and next generation T-cell engager programs.

We and our partners are developing or commercializing product candidates for which we retain certain economic rights. These include three products approved by the FDA: ZYNYZ® (retifanlimab-dlwr), an anti-PD-1 monoclonal antibody (mAb) that we out-licensed; MARGENZA® (margetuximab-cmkb), an anti-HER2 mAb that we sold to a partner; and TZIELD® (teplizumab-mzwv), an anti-CD3 mAb that we sold to a partner. We are also collaborating with Gilead Sciences, Inc. (Gilead) on the development of MGD024, a bispecific DART molecule targeting CD123 and CD3 that utilizes our next-generation T-cell engager technology, as well as two additional undisclosed pre-clinical DART and TRIDENT molecule development programs.

Our Portfolio of Product Candidates
The table below depicts the status of our diverse pipeline of investigational oncology product candidates for which we retain commercialization or other important rights in the U.S. or more broadly:
(a) No new patients will be enrolled in LINNET study until partial clinical hold is lifted by FDA. Current study participants may continue to receive study drug.

Our Wholly-Owned Product Candidates

MGC026

MGC026 is an investigational ADC incorporating a B7-H3-targeting antibody and a novel TOP1i-based linker-payload, SYNtecan E™. This cleavable linker-payload is based on exatecan, a clinically validated and potent camptothecin, and is site-specifically conjugated using the GlycoConnect® technology developed by our collaboration partner, Synaffix B.V., a Lonza company (Synaffix).

An ongoing Phase 1 dose escalation study of MGC026 was initiated in 2024. Study enrollment was completed in 2025 and we anticipate sharing the initial results of this trial in mid-2026. Based on the selection of a dosing regimen in dose escalation, a Phase 1 dose expansion study of MGC026 in selected indications was initiated in 2025 and is ongoing.

In preclinical studies, MGC026 exhibited a favorable profile, with potent in vivo activity toward B7-H3-expressing tumor xenografts representing a range of cancer indications. MGC026 was tolerated in cynomolgus monkeys, a relevant toxicology model, at exposure levels exceeding those likely required for antitumor activity in patients. In preclinical studies, MGC026 was shown to have greater potency than B7-H3-directed antibodies conjugated to deruxtecan, (DXd), a topoisomerase-based payload utilized in other ADCs. In addition, the MGC026 payload has been shown to be less susceptible to multi-drug resistance (MDR) mechanisms than DXd and SN-38. Finally, compared with other B7-H3-targeted TOP1i ADC molecules, MGC026’s glycan conjugation is designed to abolish Fc-γ receptor binding, potentially reducing risk of lung toxicity associated with non-specific uptake by alveolar macrophages.

MGC028

MGC028 is an investigational, first-in-class ADC that targets ADAM9, a member of the ADAM family of multifunctional type 1 transmembrane proteins that play a role in tumorigenesis and cancer progression and is overexpressed in multiple solid tumors. MGC028 is currently being evaluated in a Phase 1 dose escalation study in patients with advanced solid tumors. The Company anticipates reporting initial MGC028 clinical data in the second half of 2026.

MGC030

MGC030 is a first-in-class preclinical ADC that targets an undisclosed antigen expressed across several solid tumors. An Investigational New Drug (IND) application submission to the FDA for MGC030 is targeted for the third quarter of 2026.
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

We initiated the LINNET study in patients with platinum-resistant ovarian cancer (PROC) in mid-2025. This study is evaluating lorigerlimab as monotherapy in a Simon two-stage trial in eligible patients who have previously received up to three prior lines of therapy. If a certain predefined threshold of activity is achieved in part 1 of the two-stage design, the study will be expanded with a total of up to 40 patients evaluated. In addition, the LINNET study will evaluate up to 20 patients with clear cell gynecologic cancer (CCGC) who have received at least one prior line of therapy. Any patients with PROC or CCGC who have primary platinum-refractory disease are excluded from study participation. The study’s primary endpoint is objective response rate (ORR), with multiple secondary endpoints. In February 2026, we announced the FDA’s initiation of a partial clinical hold of the LINNET study. The FDA’s partial clinical hold was initiated following the Company’s recent notification to the FDA of a temporary pause in enrollment of new participants in the LINNET trial due to the occurrence of recent safety events. The safety events that prompted the enrollment pause occurred across four patients and included Grade 4 thrombocytopenia (N=2), Grade 4 myocarditis (N=1), and Grade 4 neutropenia and concurrent septic shock (N=1) which led to a Grade 5 event.  Under the partial clinical hold, no new patients will be enrolled in the LINNET study until the partial hold is lifted by the FDA. Current study participants may continue to receive study drug. We are working closely with the FDA to resolve the partial clinical hold as soon as possible. We expect to provide a clinical update on the first part of the two-stage LINNET study in mid-2026.

In November 2025, we announced that we had determined not to pursue further development of lorigerlimab in second-line metastatic castration-resistant prostate cancer (mCRPC) based on interim data from the Phase 2 LORIKEET trial, a 150-patient randomized study evaluating lorigerlimab in combination with docetaxel and prednisone vs. docetaxel and prednisone in second-line, chemotherapy-naïve patients with mCRPC. Based on review of study data with an October 17, 2025 data cut-off, we determined that the experimental treatment arm would not reach the study’s primary goal of showing an improvement in progression-free survival (rPFS) vs. that of the control arm for the targeted patient population. We intend to present or publish the final LORIKEET data at a future date.

Product Candidates in Development under Collaborations

In addition to the molecules identified above, we have out-licensed various product candidates for which we retain certain economic rights. These molecules provide potential sources of future cash flow and platform validation.
MGD024

MGD024 is an investigational, next-generation, bispecific CD123 × CD3 DART molecule designed to engage CD3 expressed on immune effector cells, such as T cells, to kill CD123-expressing cancer cells for the potential treatment of certain hematologic malignancies, including acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). MGD024 was designed to minimize cytokine-release syndrome, while maintaining anti-tumor cytolytic activity, and permitting intermittent dosing through a longer half-life. CD123, the interleukin-3 receptor alpha chain, is widely overexpressed in various hematologic malignancies, including AML and MDS, making it an attractive therapeutic target.

We continue to enroll patients in a Phase 1 dose-escalation study of MGD024 in patients with CD123-positive neoplasms, including AML and MDS.

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

In November 2025, Gilead exercised its rights under the Gilead Agreement to nominate and license an additional MacroGenics preclinical program, triggering a $25 million payment to MacroGenics. This licensed program leverages our novel, proprietary platform with the objective of improving upon the safety and efficacy of traditional T-cell engagers. As a result of this license exercise, we and Gilead are now advancing three programs under the collaboration: MGD024, a preclinical TRIDENT molecule program, and this newly licensed preclinical DART molecule program.

As part of the Gilead Agreement, Gilead previously paid us a non-refundable upfront payment of $60.0 million. We remain eligible to receive up to approximately $1.6 billion in aggregate remaining option fees, and development, regulatory and commercial milestone payments across the three programs, assuming Gilead exercises the applicable options and successfully develops and commercializes the resulting product candidates. In addition, upon exercise of the CD123 Option, we are eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 and any other CD123 products developed under the agreement, and upon exercise of the applicable Research Program Options, a flat royalty on worldwide net sales of any products resulting from the additional research programs.

Early Bispecific Research Programs

In September 2023, Gilead nominated the first of two potential research programs under the Research Program Option as part of the Gilead Agreement, leveraging our DART and TRIDENT platforms for generating bispecific antibodies. This nomination granted Gilead an exclusive option to license worldwide rights to the research program, upon achievement of a pre-defined preclinical milestone.

In November 2025, Gilead nominated and licensed the second research program under the Research Program Option as part of the Gilead Agreement. This licensed program leverages our novel, proprietary platform with the objective of improving upon the safety and efficacy of traditional T-cell engagers.

Partnered Marketed Products
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

In November 2022, the FDA approved TZIELD (teplizumab-mzwv) to delay the onset of Stage 3 type 1 diabetes (T1D) in adult and pediatric patients aged 8 years and older with Stage 2 T1D, which triggered a $60.0 million milestone payment to us.

In March 2023, we sold our royalty interest in TZIELD to a wholly-owned subsidiary of DRI Healthcare Trust for $100.0 million. Such royalty interest was subsequently acquired by Sanofi. In July 2023, Sanofi reported that the PROTECT placebo-controlled study investigating TZIELD in patients with newly-diagnosed stage 3 T1D met its primary endpoint by demonstrating preservation of beta cell function, which triggered a $50.0 million milestone payment to us. We retain the right to receive a 50% share of the royalty on global net sales above a certain annual threshold and are also eligible to receive an additional $50.0 million milestone if TZIELD achieves a specified level of net sales.

In August and September 2025, TZIELD was approved by the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom and by the National Medical Products Administration (NMPA) in China, respectively, triggering aggregate milestone payments of $50.0 million, which we received during the fourth quarter of 2025.

In October 2025, Sanofi announced that TZIELD had been accepted for expedited review in the United States for Stage 3 T1D under the FDA Commissioner’s National Priority Voucher (CNVP) pilot program. Sanofi subsequently announced that they anticipate an FDA decision for this indication in the first half of 2026.

In January 2026, the European Commission approved TEIZEILD (teplizumab), as its known in the European Union, to delay the onset of Stage 3 T1D in adult and pediatric patients aged eight years and older with Stage 2 T1D. Also in January 2026, the FDA accepted for priority review a supplemental biologics license application submitted by Sanofi seeking to expand the approved age indication for TZIELD in the United States to include children aged one year and older with Stage 2 T1D. Sanofi has reported that the FDA’s target action date for the supplemental application is April 29, 2026.

We remain eligible to receive a total of up to $330.0 million in additional regulatory and commercial milestone payments related to TZIELD.

ZYNYZ

In 2017, we licensed retifanlimab, a mAb targeting PD-1, to Incyte Corporation (Incyte) under a global collaboration and license agreement (Incyte License Agreement); we retain the right to develop the molecule in combination with product candidates from our pipeline.

In March 2023, the FDA approved ZYNYZ (retifanlimab-dlwr) for the treatment of adult patients with metastatic or recurrent locally advanced Merkel cell carcinoma. ZYNYZ is marketed by Incyte. In May 2025, the FDA approved ZYNYZ in combination with carboplatin and paclitaxel (platinum-based chemotherapy) for the first-line treatment of adult patients with inoperable locally recurrent or metastatic squamous cell carcinoma of the anal canal (SCAC). In addition, the FDA granted approval for ZYNYZ as a single agent for the treatment of adult patients with locally recurrent or with metastatic SCAC with disease progression on or intolerance to platinum-based chemotherapy. In December 2025, Japan’s Ministry of Health, Labour and Welfare approved ZYNYZ as first-line therapy for adults with locally recurrent or metastatic SCAC. In addition, Incyte announced in March 2026 that the European Commission approved ZYNYZ in combination with carboplatin and paclitaxel for the first-line treatment of adult patients with metastatic or inoperable locally recurrent SCAC.

In June 2025, we received $70.0 million upon entering into a royalty purchase agreement with Sagard Healthcare Partners (Sagard) in exchange for a capped royalty interest on future global net sales of ZYNYZ. We will also continue to support a portion of the global commercial manufacturing needs for ZYNYZ. We remain eligible to receive up to $540.0 million in additional development, regulatory, and commercial milestones related to ZYNYZ.

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

Discontinued Program

Vobramitamab Duocarmazine

Vobra duo was an investigational ADC with a cleavable peptide linker designed to deliver a DNA-alkylating duocarmycin payload to dividing and non-dividing cells on solid tumors that express B7-H3. The underlying ADC technology was licensed from Byondis B.V. (Byondis). We conducted a Phase 2 study, which we referred to as the TAMARACK study, of vobra duo in a total of 177 mCRPC patients and four patients with other cancer types. On July 30, 2024, we reported that after a review of accumulated study data though a July 9, 2024 data cut-off, we agreed with the study’s Independent Safety Monitoring Committee recommendation that study treatment be discontinued, for safety reasons, for the remaining mCRPC study participants who potentially could have received additional doses. In November 2024, we announced that we had paused all company-sponsored vobra duo development, pending assessment of trial results. In March 2025, we announced that the TAMARACK results did not support future company investment in vobra duo, and discontinued MacroGenics-based development of the molecule.

Ancillary Contract Development and Manufacturing Services
We provide outsourced contract development and manufacturing services to certain clients, including collaboration partners, in our commercial-scale manufacturing facility to offset a significant portion of the operating costs of the facility.

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

In September 2025, we and Incyte entered into a new Manufacturing and Clinical Supply Agreement to provide manufacturing services to produce certain Incyte bulk drug substance over a three-year period beginning in January 2026. Based on the current manufacturing schedule contemplated in the agreement, Incyte will pay us a total fixed cost of $16.8 million over the term of the agreement. We will also be reimbursed for materials used to manufacture product as well as other costs incurred to provide manufacturing services.
Emergent BioSolutions

In 2023, we entered into an agreement with Emergent BioSolutions (Emergent) to provide development and manufacturing services to produce certain Emergent bulk drug substances. Under the terms of the agreement, we receive payments in accordance with the manufacturing schedule and are reimbursed for materials used to manufacture product, as well as other costs incurred to provide development and manufacturing services.

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

Our Therapeutic Area Focus: Cancer

Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled manner, forming malignancies that can invade other parts of the body. In normal tissues, the rates of new cell growth and cell death are tightly regulated and kept in balance. In cancerous tissues, this balance is disrupted as a result of mutations and/or other genetic or epigenetic modifications, causing unregulated cell division or proliferation that leads to tumor formation and growth. While tumors can grow slowly or rapidly, the dividing cells will nevertheless accumulate, and the normal organization of the tissue will become disrupted. Cancers subsequently can spread throughout the body by processes known as invasion and metastasis. Once cancer spreads to sites beyond the primary tumor, it generally becomes more difficult to treat and may be incurable. Cancer cells that arise in the lymphatic system and bone marrow are referred to as hematological malignancies. Cancer cells that arise in other tissues or organs are referred to as solid tumors. Cancer can arise in virtually any part of the body, with the most common types arising in the prostate gland, breast, lung, colon and skin. Cancer is the second leading cause of death in the United States, exceeded only by heart disease. An increasing number of people are also living longer with cancer.

We believe that our platforms position us very well strategically to actively develop approaches for the treatment of both solid tumors and hematologic malignancies.

Our Platforms and Technology Expertise

We apply our understanding of disease biology, immune-mediated mechanisms and next-generation antibody technologies to design specifically targeted antibody-based product candidates focused on our DART, TRIDENT, T-cell engager, and licensed ADC platforms. Through these platforms, we have designed antibody-based product candidates that have the potential to improve on standard treatments by having one or more of the following attributes: (1) recognition of multiple antigens; (2) increased abilities to leverage the body's immune system to fight tumors; (3) capacity to bind more avidly or more selectively to specific antigen targets; (4) increased therapeutic windows; (5) reduced immunogenicity or (6) the ability to target and kill cancer cells that are resistant to standard treatments. Moreover, these technology platforms are complementary in certain cases and can be combined to address the complex biology of cancer.

DART and TRIDENT Platforms: Our Proprietary Approach to Engineer Multi-Specific Antibodies

We use our DART platform to create derivatives of antibodies with the ability to bind to two distinct targets instead of a single target as with traditional mAbs. DART product candidates are therefore bispecific.

Because cancer cells have developed ways to escape the immune system, we have created DART molecules, which are alternative antibody-like structures with unique properties compared to the parent antibody molecules from which they are derived. The two variable regions of an antibody are mono-specific and target only a single antigen. For many years, researchers have sought to create recombinant molecules that are capable of targeting two antigens or epitopes (i.e., specific part of an antigen bound by the antibody) within the same molecule. The challenges in creating such molecules have been the instability of the resulting bispecific molecules sometimes associated with short half-lives, as well as the inefficiencies in manufacturing these compounds. We believe our DART platform has overcome these engineering challenges by incorporating proprietary covalent di-sulfide linkages and particular amino acid sequences that efficiently pair the chains of the DART molecule. This is designed to provide a structure with enhanced manufacturability, long-term structural stability and the ability to tailor the half-lives of the DART molecules to their clinical needs. This engineered antibody-like protein has a compact and stable structure and enables the targeting of two different antigens with a single recombinant molecule.

The DART platform has been specifically engineered to accommodate virtually any variable region sequence with predictable expression and antigen recognition. We believe our multi-specific platforms may provide a significant advantage over current biological interventions in cancer, autoimmune disorders and infectious diseases by enabling a range of different modalities.

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

We have also advanced beyond our DART platform to establish a TRIDENT platform, which reflects the continuing evolution of our multi-specific antibody-based targeting expertise. Built on the DART module, the trivalent TRIDENT platform incorporates in an Ig-like format an additional domain capable of engaging an independent antigen. With the inclusion of a third targeting arm, TRIDENT molecules enable a broader range of mechanisms of action than simpler bispecific targeting, allowing, for instance, the engagement of up to three antigens on a single or on different cells or enabling enhanced target selectivity by modulating the avidity of one of two antigens. Product candidates using this technology are currently in preclinical development.

Licensed ADC Platforms

We have licensed ADC platforms from collaboration partners to leverage their past investment in proprietary linker-toxin technology and know-how. While we don’t necessarily believe there is a single best linker-toxin technology capable of addressing all targets and indications, we have selected what we believe are best-in-class technologies for construction of each of our ADC product candidates. For example, we are currently utilizing linker payload technologies developed by Synaffix for multiple molecules, including MGC026, MGC028 and MGC030.

Our Collaborations

Throughout our company's history, we have entered into collaborations with other biopharmaceutical companies and plan to continue to do so. We enter into collaborations when there is a strategic advantage to us and when we believe the financial terms of the collaboration are favorable for helping us meet our short-term and long-term strategic objectives. We are not dependent upon any one of these collaborations, but in many cases, we have rights to receive sales royalties and other significant financial payments if the partnered product candidates achieve certain development and sales milestones. We endeavor to establish collaborations that preserve our right to participate in future commercialization, for example by securing co-promotion or profit-sharing rights under certain circumstances.

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

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted by the courts after issuance. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will be issued as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, narrowed, circumvented or invalidated by third parties.

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

Pipeline Patent Protection
As of December 31, 2025, we held 58 patents in the United States with 24 patent applications pending and 681 patents in other countries of the world with 283 patent applications pending. In addition to patents and patent applications generally providing protection for various aspects of our Fc Optimization, DART, and TRIDENT platforms, we have patent and patent applications for the composition of matter of each of our clinical pipeline product candidates and, in some cases, we also have other patents and patent application related to various aspects of the technology underlying these product candidates or their methods of use.
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

Manufacturing

We currently manufacture drug substance for most of our clinical trials at our manufacturing facility located in Rockville, Maryland. We also rely on our licensees and contract manufacturers, including, Synaffix, Sterling and Millipore Sigma, for producing components of our ADC candidates. We have an FDA-approved commercial manufacturing site at 9704 Medical Center Drive in Rockville, Maryland for the manufacture of MARGENZA and ZYNYZ drug substance. We commercially produce MARGENZA and ZYNYZ for TerSera and Incyte, respectively, and intend to commercially produce any of our product candidates when, and if approved, by the FDA. In addition, we currently rely on and will continue to rely on contract fill-finish service providers, primarily PCI Pharma Services (formerly known as Ajinomoto Bio-Pharma Services), Symbiosis, and Simtra BioPharma Solutions, to fulfill our fill-finish needs for our current and future product candidates.

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

Competition
There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. We also face intensifying competition worldwide, including in China where research and development capabilities have expanded and accelerated significantly. These treatments consist both of small molecule drug products, as well as biologic therapeutics that work by using next-generation antibody technology platforms to address specific cancer targets.
In particular, we are developing a PD-1 and CTLA-4 directed DART molecule, which if successful, will likely face significant competition both by therapeutics that are already being marketed as well as those that will be approved for marketing before our program. The bispecific immuno-oncology field targeting PD-1 and CTLA-4 has several competitors, with treatments currently approved in China or in development for various tumor types and patient populations. Akeso, Inc., AstraZeneca plc (AstraZeneca), and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. have anti-PD-1 or anti-PD-L1 and CTLA-4 bispecific antibodies in clinical development, all of which would compete with our PD-1 and CTLA-4 DART program and have significantly greater resources than we do.

In addition, several of our product candidates in clinical development are ADCs and many companies have ADC therapeutics in development. Such companies include, but are not limited to Abbvie Inc., AstraZeneca, BeOne Medicines, BioNTech SE, Duality Biotherapeutics, Genmab A/S, GSK plc, Hansoh Pharmaceutical, Innovent Biologics Co., Ltd., MediLink Therapeutics, Merck & Co., Inc., and Pfizer Inc. These companies have significantly greater resources than we do.

Further, several companies are also developing t-cell engager therapeutics that work by targeting multiple specificities using a single recombinant molecule. Amgen Inc. has obtained marketing approval for one such t-cell engager product in a solid tumor indication that works by targeting antigens both on immune effector cell populations and those expressed on certain cancer cells, and has other product candidates in development that use this mechanism. In addition, other companies are developing new t-cell engager treatments for cancer that utilize multi-specific approaches, including Abbvie, Amgen, AstraZeneca, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., particularly through its affiliate, Genentech, Inc., Genmab A/S, Janux Therapeutics, Johnson & Johnson Services, Inc., Regeneron Pharmaceuticals, Inc., Xencor and Zymeworks, Inc.

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
FDA Regulation
All our current product candidates are subject to regulation in the United States by the FDA as biological products (biologics). The FDA subjects biologics to extensive pre- and post-market regulation. The Public Health Service Act, the

Federal Food, Drug, and Cosmetic Act (FDCA) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of biologics. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to file or approve pending BLAs, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, or criminal penalties.
Preclinical Studies. Preclinical studies include laboratory evaluation of product chemistry, formulation and toxicity, pharmacology, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including the FDA's good laboratory practice (GLP) regulations and the U.S. Department of Agriculture's regulations implementing the Animal Welfare Act. After laboratory analysis and preclinical testing in animals, we file an IND application with the FDA to begin human testing. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical trial protocol, among other things, to the FDA as part of an IND application. Certain preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may commence or continue even after the IND application is submitted. An IND application automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold or agrees on an alternate approach with us. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the IND application is cleared and the clinical trial can begin. As a result, submission of an IND application may not result in the FDA allowing clinical trials to commence.
Clinical Development. Clinical trials involve the administration of the investigational drug to human participants (healthy volunteers or patients) under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with all applicable federal regulations and guidance, including those pertaining to good clinical practice (GCP) standards that are meant to protect the rights, safety, and welfare of human participants and to define the roles of clinical trial sponsors, investigators, and monitors; as well as (ii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing of a new drug in the United States (whether in patients or healthy volunteers) must be included in an IND application submission, and the FDA must be notified of subsequent protocol amendments. In addition, the protocol must be reviewed and approved by an institutional review board (IRB) and all study participants must provide informed consent prior to participating in the study. Typically, each institution participating in the clinical trial will require review of the protocol before any clinical trial commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to NIH for public dissemination on their ClinicalTrials.gov website. Progress reports detailing the results of the clinical trials and any changes to the manufacturing must be submitted at least annually to the FDA and there are additional, more frequent reporting requirements exist for suspected unexpected serious adverse events.
A study sponsor might choose to discontinue a clinical trial or a clinical development program for a variety of reasons. In addition, the FDA may impose a temporary or permanent clinical hold, or other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial participants. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions.
Clinical trials to support BLAs for marketing approval are typically conducted in three pre-approval phases, but the phases may overlap or be combined, particularly in testing for oncology indications. In Phase 1, testing is conducted in a small group of participants who may be patients with the target disease or condition or healthy volunteers, to evaluate its safety, determine a safe dosage range, and identify side effects. In Phase 2, the drug is given to a larger group of participants with the target condition to further evaluate the safety of the drug and gather preliminary evidence of efficacy. Phase 3 studies typically last multiple years for oncology indications. In Phase 3, the drug is given to a large group of participants with the target disease or condition (several hundred to several thousand), often at multiple geographical sites, to confirm its effectiveness, monitor side effects, and collect data to support drug approval. In some cases, the FDA may require post-market studies, known as Phase 4 studies, to be conducted as a condition of approval in order to gather additional information on the drug's effect in various populations and any side effects associated with long-term use. Depending on the risks posed by the drugs, other post-market requirements may be imposed. Only a small percentage of investigational drugs complete all three phases and obtain marketing approval.
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
The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the FDA's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins a substantive review, and the review period under the Prescription Drug User Fee Act begins. The standard for reviewing a BLA is whether the product is safe, pure and potent, which has been interpreted to include that the product is safe and effective and has a favorable benefit-risk profile. The FDA's current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) BLAs within 10 months of filing and within six months for priority BLAs, which is 12 months and eight months, respectively, if the 60-day review of the initial application is included in the timeline. In addition, the FDA has developed approaches intended to make certain qualifying products available to patients rapidly - Priority Review, Breakthrough Therapy, Accelerated Approval, Fast Track Designation, and the Commissioners National Priority Review Voucher Pilot Program. While the timelines for approval under these designations and pathway may be shorter, requirements and conditions are associated with each, and no assurance can be given that any of our investigational products will be able to meet the conditions or requirements necessary to receive any such designation or approval or be able to receive the benefits associated with such designations.
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
An approval letter authorizes commercial marketing of the drug for the approved indication or indications and the other conditions of use set out in the approved prescribing information. Once granted, product approvals may be withdrawn or modified if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
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
Other U.S. Post-Marketing Regulatory Requirements. Once a BLA is approved, a product will be subject to certain post-approval requirements, including those relating to advertising, promotion, adverse event reporting, recordkeeping, and cGMPs, as well as registration, listing, and inspection. There also are continuing, annual program user fee requirements for marketed products.
The FDA regulates the content and format of prescription drug labeling, advertising, and promotion, including direct-to-consumer advertising and promotional Internet communications. The FDA also establishes parameters for permissible non-promotional communications between industry and the medical community, including industry-supported scientific and educational activities. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion for uses not consistent with the approved labeling, and a company found to have improperly promoted off-label uses or otherwise not to have met applicable promotion rules may be subject to significant liability under both the FDCA and other statutes, including the False Claims Act. See "Other Healthcare Laws and Compliance Requirements" below for more information.
All aspects of pharmaceutical manufacture must conform to cGMPs after approval. Drug manufacturers and certain subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the FDA inspects manufacturing facilities to assess compliance with cGMPs. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before implementation. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs.
Products may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, product formulation or manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement, in some cases before the change may be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA generally uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs.
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
Approval of Biosimilars. The ACA authorized the FDA to approve biosimilars via a separate, abbreviated pathway. In many cases, this allows biosimilars to be brought to market without conducting the full suite of clinical trials typically required of originators. The law establishes a period of 12 years of exclusivity for reference products in order to preserve incentives for future innovation and outlines statutory criteria for science-based biosimilar approval standards that take into account patient safety considerations. Under this framework, exclusivity protects innovator products by prohibiting others, for a period of 12 years, from being granted FDA approval based in part on reliance on or reference to the innovator's data in their application to the FDA.
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
Biopharmaceutical Coverage, Pricing, Reimbursement, and Health Care Reform
In the United States and other countries, sales of any product candidates for which we receive regulatory approval for commercial sale will depend in part on the availability of adequate reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers, and other organizations. Third-

party payors are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement that enables us to realize an appropriate return on our investment in research and product development may not be available or optimal for our products. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.
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

Human Capital Management
As of February 28, 2026, we had 293 full-time employees, 245 of whom were primarily engaged in research, development and manufacturing activities, and 61 of whom had an M.D. and/or Ph.D. Our employees are critically important to the achievement of our company’s mission and goals.
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

Our Culture
Our Living Values are the backbone of our culture: Patients First, Do It Right, Innovate, Pitch In, Take Action and Be Inclusive. Consistent with our Living Value of “Be Inclusive” we have a number of initiatives to reinforce the importance of an inclusive workforce and culture of belonging to our Company’s success. To further champion our inclusion efforts, we formed an employee-led team with sponsorship from our senior leadership team. We have periodically conducted employee engagement surveys to understand our employees’ perspectives and endeavor to listen, change and improve on how we work together in response to these perspectives.

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

•We depend substantially on the development potential of our product candidates, through our own efforts or those of our collaborators. If we or our collaborators are unable to successfully progress product candidate clinical development, obtain additional regulatory approvals, commercialize product candidates, or experience delays in doing so, our business will be materially harmed and we may not be able to generate sufficient revenues and cash flows to continue our operations.

•Drug development involves a lengthy and expensive process, with a highly uncertain outcome. We expect to incur significant additional costs related to the development of our product candidates and we or our collaborators may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our other product candidates.

•Our product candidates may have undesirable side effects which may delay or prevent further clinical development or marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

•Our existing collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

•If clinical trials for our product candidates are prolonged, delayed or stopped for any reason, including for safety reasons or lack of efficacy, we may be unable to obtain regulatory approval and commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any product revenue.

•The results of previous clinical trials or pre-clinical research may not be predictive of future results, and interim, immature, or top-line data may be subject to change or qualification based the complete analysis of data. In addition, the results of our current or planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities for product approval.

•We face significant competition and if our competitors continue to develop and market products that are more effective, safer or less expensive than our product candidates or if they are ahead of us in development, our product development or current or future commercial opportunities may be negatively impacted.

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

•The manufacture of our product candidates, for ourselves and our collaborators, is complex, and we may encounter difficulties in production for ourselves or our collaborators. There can be no assurance that we will be able to effectively manufacture clinical quantities of our product candidates in the future. Further, we have limited experience in large-scale commercial manufacturing, and there can be no assurance that we will be able to effectively manufacture commercial quantities of products or product candidates for ourselves or our collaborators, if and when approved.

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

•Actual or anticipated changes to the laws, regulations, policies and governmental priorities, governing the health care system may have a negative impact on cost and access to health insurance coverage and reimbursement of health care items and services, which could impact the pricing and profitability of biopharmaceuticals and adversely affect the commercial potential of our or our collaborators' products and product candidates..

•Reimbursement decisions by third-party payors, including government payors, may have an adverse effect on pricing and market acceptance.

•Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish substantial rights.

•We contract with, and may in the future contract with, third parties to perform or provide services associated with or critical to our product discovery and development as well as for components of the manufacturing of our product candidates, including but not limited to our antibody drug conjugate candidates. Failure of third-party contractors to successfully perform their obligations could harm our ability to develop our products or product candidates.

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

Pharmaceutical product development, including conducting nonclinical studies and clinical trials, is expensive. In order to obtain regulatory approval of product candidates, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding beyond what was raised in our public offerings and through our collaborations and license agreements to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates. Due to worsening and highly uncertain global economic conditions, including high rates of inflation, fluctuating interest rates and concerns of a recession or economic volatility in the United States or other major markets, the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, and geopolitical instability, such funding may not be available on acceptable terms or at all. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2025, combined with anticipated and potential future payments from our partners, and anticipated savings from our cost-reduction initiatives, should enable us to fund our operations into late 2027. Such guidance does not reflect or further expansion of studies currently ongoing. Because development of our product candidates is uncertain, we are unable to estimate accurately the actual funds we will require to complete research, development and clinical testing to commercialize our product candidates. Our future funding requirements will depend on many factors, including but not limited to:

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

•the economic and other terms, timing of and success of our existing collaborations, and any collaboration, licensing, contract manufacturing, or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under these agreements; and

•the costs of establishing sales, marketing, and distribution capabilities.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through a combination of strategic collaborations, public or private equity offerings, debt financings, and grant funding. If sufficient funds on acceptable terms are not available when needed, or at all, we could be forced to significantly reduce operating expenses and delay, scale back or eliminate one or more of our development programs or our business operations.

We have incurred significant losses since inception and anticipate continuing to incur losses for the foreseeable future. We may never achieve or sustain profitability.

We have incurred significant losses since our inception. As of December 31, 2025, our accumulated deficit was approximately $1.2 billion. We expect to continue to incur losses for the foreseeable future, and we expect our accumulated deficit to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, manufacture product and product candidate inventory, prepare for and begin to commercialize any future approved products, and add infrastructure and personnel if needed to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders' deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

To become and remain profitable, we must succeed in developing and commercializing products with significant market potential. In order to develop or commercialize any additional product candidates, we will need to be successful in a range of challenging activities for which we are only in the preliminary stages, including developing product candidates, obtaining regulatory approval for them, and manufacturing, marketing and selling approved products and product candidates for which we may obtain regulatory approval. We may never succeed in these activities and may never generate revenue from product sales that is significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, develop other product candidates, or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, disruption in global supply chains, natural disasters, political crises, geopolitical events, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. Over the past several years, the Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, ongoing geopolitical conflicts have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Further, tariffs imposed by either the U.S. government or foreign governments could increase the cost of manufacturing our product candidates, although we are seeking alternative sources for certain components to mitigate supply risk. Any such or other volatility or global market disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly or more dilutive or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish substantial rights.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates, or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot guarantee we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

U.S. federal net operating loss (NOL) carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. In addition, our ability to utilize portions of our federal NOL carryforwards and federal tax credits is currently limited, and may be limited further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years or since the last ownership change. We are already subject to Section 382 limitations due to acquisitions we made in 2002 and 2008. As of December 31, 2025, we had federal and state NOL carryforwards of approximately $650.0 million and federal research and development tax credits of approximately $108.5 million available. Future changes in stock ownership may also trigger an ownership change and, consequently, another Section 382 limitation. Similar rules may apply under state tax laws. In addition, there may be other limitations under state law on our ability to utilize NOL carryforwards, including temporary suspensions or other limitations on the use of NOL carryforwards s to offset taxable income. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and tax credit carryforwards to reduce United States federal income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.

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

•obtaining and maintaining favorable reimbursement from third-party payors for product candidates;

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

The FDA and foreign regulatory authorities also have substantial discretion in the drug approval process. The number of nonclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular drug candidate. Regulatory agencies can delay, limit or halt development or deny approval of a product candidate for many reasons, including:

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

We, or our collaborators or investigators, are either currently (or anticipate) initiating, continuing, designing, or supporting clinical trials for molecules that include lorigerlimab, retifanlimab, MGD024, MGC026, MGC028, or other molecules, as monotherapies or in combination with other product candidates. We anticipate in the future collaborators will initiate or continue clinical trials of one or more of our product candidates. The continuation, modification, or commencement of existing or new clinical trials could be substantially delayed or prevented by several factors, including:

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

Certain of our ADC products in development incorporate technology developed by our collaboration partners, including: MGC026 and MGC028 (incorporate Hydraspace®, GlycoConnect™ ®, and toxSYN® technology developed by our collaboration partner, Synaffix). To date, no ADC product candidates incorporating any of the Hydraspace GlycoConnect® or toxSYN technologies have been approved by the FDA. There is no assurance that the FDA will approve future product candidates using such technologies. The validation process takes time and resources, may require independent third-party analyses, and may not be accepted by the FDA and other regulatory authorities. For some of our product candidates that are based on these technology platforms, the regulatory approval path and requirements may not be clear or evolve as more data becomes available for this product candidates, which could add significant delay and expense. Delays or failure to obtain regulatory approval of any of the product candidates that we develop would adversely affect our business.

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

The results of future clinical or nonclinical trials may show undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, risk management measures, or potential product liability claims. These risks have affected our business and may continue to do so. For example, in July 2024, we announced the discontinuation of vobra duo treatment of mCRPC patients in our TAMARACK study based on the recommendation of the study’s Independent Data Monitoring Committee (IDMC). The investigators for the TAMARACK study have reported a total of 11 treatment-related deaths across all patient types (6.1% of the 180 patients who received treatment). These patient deaths occurred between 87 days and 339 days after commencing treatment with vobra duo. In addition, in February 2026, we announced the FDA initiated a partial clinical hold on the LINNET study of lorigerlimab. The partial clinical hold was initiated by the FDA following the Company’s notification to the FDA of a temporary pause in enrollment of new participants in the LINNET trial due to the occurrence of recent safety events. The safety events that prompted the enrollment pause occurred across four patients and included Grade 4 thrombocytopenia (N=2), Grade

4 myocarditis (N=1), and Grade 4 neutropenia and concurrent septic shock (N=1) which led to a Grade 5 event.  Under the partial clinical hold, no new patients will be enrolled in the LINNET study until the partial hold is lifted by the FDA.

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

Our manufacturing facility is subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals.

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

Our manufacturing facility is not currently being primarily utilized for the production of our own product candidates, and we may not be able to efficiently and effectively offset the costs of maintaining the facility through contract manufacturing services for third parties in the future.

We maintain a cGMP manufacturing facility in Rockville, Maryland at which we manufacture our own product candidates and we also provide outsourced contract development and manufacturing (CDMO) services to our collaborators and other third parties to offset a significant portion of the operating costs of the facility. While we have been able to secure sufficient CDMO engagements to date to substantially offset our facility costs, there can be no assurance that we will continue to be able to do so in the future. Our ability to generate contract manufacturing revenue sufficient to cover the costs of the facility depends on a number of factors, including demand for outsourced biologic manufacturing capacity among potential customers, the competitive pricing environment for CDMO services, our ability to schedule and manage production runs for multiple customers without disruption, and the regulatory standing of our facility. Securing and managing these engagements also requires a meaningful allocation of management time and attention that could otherwise be directed toward our core research and development activities. If we are unable to maintain a sufficient level of CDMO utilization, we will incur facility operating costs that are not offset by revenue, increasing our net cash expenditures and potentially accelerating the timeline for additional financing.

We face significant competition and if our competitors continue to develop and market products that are more effective, safer or less expensive than our product candidates or if they are ahead of us in development, our current or future commercial opportunities may be negatively impacted.

The life sciences industry is highly competitive and subject to rapid and significant technological change. We are currently developing therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions and including in China where research and development capabilities have expanded significantly. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed, or may have succeeded, in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products in our field before we do.

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

Further, our manufacturing activities require financial and managerial resources that might otherwise be focused on our research and development activities and may require us to forego or delay the pursuit of other clinical development opportunities that may have greater potential to be profitable, which would materially and adversely impact our business and financial position.

We have limited experience in launching and marketing approved products. If our products achieve regulatory approval and we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our products we may not be able to generate substantial product sales revenue.

We continue to have limited internal commercialization capabilities, and the commercialization of any future products or product candidates that we may develop or in-license, will require building, or contracting for, capabilities, which will require significant capital expenditures, management resources and time. For example, we have limited experience in building and managing a commercial team, conducting a comprehensive market analysis or managing distributors and a field force for our products. We will compete with many companies that currently have extensive and well-funded sales and marketing operations with respect to any approved products.

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

The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our future approved products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs through lowering prescription drug prices, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, which became law in 2010. While it is difficult to assess the impact of the ACA in isolation, either in general or on our business specifically, it is widely thought that the ACA increases the likelihood of downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receive regulatory approval. Further, the United State and foreign governments regularly consider additional reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been executive, judicial and Congressional challenges and amendments to the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services, or HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or judicial action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, we may not achieve or sustain profitability.

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

As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products and our product candidates, if approved, will be covered, or remain covered, by private or public payors, and if covered, whether the reimbursement will be perceived by product purchasers as adequate. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Health reform actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our product or our product candidates, if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development.

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

As of December 31, 2025, we hold $20.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $20.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage when we begin the commercialization of product candidates. Insurance coverage is becoming increasingly expensive. As a result, we may be unable to maintain or obtain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. A successful product liability claim or series of claims brought against us, particularly if judgments exceed any insurance coverage we may have, could decrease our cash resources and adversely affect our business, financial condition and results of operation.

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

We and our collaborators are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product obtaining regulatory approval, such as continued adverse event reporting requirements and post-marketing commitments, all of which may result in significant expense and limit our and our collaborators' ability to commercialize our current and any future approved products.

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

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes and the use of Artificial Intelligence (AI), which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

Severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work poses increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products.

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

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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

    In the United States, federal, state, and local governments have enacted numerous data privacy and security laws and regulations, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Furthermore, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines for violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, under the European Union’s General Data Protection Regulation (EU GDPR), companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (PIPEDA) and various related provincial laws, may apply to our operations. As another example, Australia’s Privacy Act of 1998 may apply to our operations.

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.

Our employees and personnel may integrate generative AI technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI. Any use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Failure to comply with these current and future laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have a material adverse effect on our business and results of operations.

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

From time to time, we may undertake internal restructuring activities, including associated workforce reductions, as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. Any restructuring activities that we may undertake in the future may result in write-offs or other restructuring charges, including employee termination-related charges in connection with any associated workforce reductions. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from any restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from any restructuring, our results of operation and financial condition could be adversely affected. Furthermore, any strategic restructuring plan may be disruptive to our operations. For example, any workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. Any employees not affected by any reduction in force may seek alternate employment, which could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Any workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

We may need to grow or contract our organization, and we may experience difficulties in managing this growth or contraction, which could disrupt our operations.

As of February 28, 2026, we had 293 full-time employees. In addition to the risks associated with a reduction in force, as our finances, development and commercialization plans and strategies evolve, we may choose to expand or contract our employee base for managerial, operational, manufacturing, financial and other resources. Future growth or additional contraction would impose significant costs as well as added responsibilities on members of management, including the potential need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing either growth or contraction activities. We may not be able to effectively manage our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees.
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
    The market price of our common stock has been and may continue to be volatile. Companies that have experienced volatility in the market price of their common stock are often subject to securities class action litigation. For example, in July 2024, a putative securities class action suit, entitled Crain v. MacroGenics, Inc. (Case No. 24-cv-02184), was filed in the U.S. District Court for the District of Maryland against our company and Scott Koenig, M.D., Ph.D., our former President and Chief Executive Officer and a current member of our Board of Directors, alleging violations of securities laws during 2024. On December 20, 2024, the District Court issued an Order dismissing the case, without prejudice. Previously, on September 13, 2019, a securities class action complaint was filed against us, and certain of our officers and/or directors in the U.S. District Court for the District of Maryland. On September 29, 2021, the District Court issued an Order dismissing the case, with prejudice, and on March 2, 2023 the Fourth Circuit affirmed the District Court’s dismissal.

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

Our information security function is led by our Vice President of Information Technology and supported by the Associate Director of Information Security. They are supported by our legal team, a management-level Technology Steering Committee, and the Audit Committee of the Board of Directors. This function is responsible for identifying, assessing, and managing the Company’s cybersecurity threats and risks. We employ various methods to monitor and evaluate the threat environment, including automated tools, subscriptions to cybersecurity threat reports and services, analysis of threats reported to us, evaluations of our and our industry’s risk profile, threat actor analyses, audits, vulnerability assessments, and tabletop incident response exercises.
Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. These include: an incident response plan and procedures, incident detection and response playbook, business continuity plans, encryption of certain data, network security controls, identity management and access controls, physical security controls, 24/7 systems monitoring, vendor risk management processes, employee cybersecurity and privacy training, penetration testing, cybersecurity insurance, and dedicated cybersecurity staff. Our assessment and management of material risks from cybersecurity threats are integrated into our overall enterprise risk management program. Specifically, (1) cybersecurity risk is addressed as a component of our enterprise risk management program and reflected in our risk register; (2) the information security function works with management to prioritize cybersecurity risks that are more likely to have a material impact on our business; and (3) our Technology Steering Committee evaluates material cybersecurity risks against our overall business objectives and reports to the Audit Committee of the Board of Directors, which evaluates our overall enterprise risk.
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
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Vice President, Information Technology, who has 15 years of information security experience and holds a Certified Information Systems Security Professional (CISSP) certification. Our Associate Director of Information Security holds the CISSP and CCSP certifications, has an MSc. in Information Security and has over 20 years government and industry cybersecurity experience.
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
Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances and incident severity, including our Vice President Information Technology who works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents. In addition, the Company’s incident response process includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

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

ITEM 3.    LEGAL PROCEEDINGS
Securities Litigation

In July 2024, a putative securities class action suit, entitled Crain v. MacroGenics, Inc. (Case No. 24-cv-02184), was filed in the U.S. District Court for the District of Maryland against the Company and Scott Koenig, M.D., Ph.D., the Company’s former President and Chief Executive Officer and a current member of the Company’s Board of Directors, alleging violations of securities laws during 2024. The suit asserted certain claims under Section 10 and Rule 10b-5 of the Securities and Exchange Act of 1934 based on alleged misstatements or omissions concerning the Company's TAMARACK Phase 2 study of vobramitamab duocarmazine in patients with metastatic castration-resistant prostate cancer. On December 20, 2024, the District Court issued an Order dismissing the case, without prejudice.

On December 9, 2024, a shareholder derivative suit, entitled Gregora v. Heiden et al. (Case No. 24-cv-03546), was filed in the U.S. District Court for the District of Maryland against certain of the Company’s officers and directors and naming the Company as a nominal defendant. The suit asserts certain claims under Section 10(b) and Rule 10b-5 of the Securities and Exchange Act of 1934 and for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same facts as the Securities Class Action. On March 10, 2025, the plaintiff filed a notice of voluntary dismissal. On March 11, 2025, the Court entered an Order dismissing the case without prejudice.

On December 11, 2024, a shareholder derivative suit, entitled Cottle v. MacroGenics, Inc., et al. (Case No. 8:24-cv-03578), was filed in the U.S. District Court for the District of Maryland against the same defendants and alleging similar claims as the Gregora derivative action. On March 20, 2025, the parties filed a stipulation of dismissal without prejudice. On March 24, 2025, the Court entered an Order approving the stipulation and closing the case.

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

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol "MGNX". As of March 5, 2026, we had 63,555,837 shares of common stock outstanding held by approximately 51 holders of record, which include shares held by a broker, bank or other nominee. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.
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
For the discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

Overview
We are a clinical-stage biopharmaceutical company focused on developing innovative antibody-based therapeutics for the treatment of cancer. We generate our pipeline of product candidates from our proprietary suite of antibody technology platforms. We are currently developing therapeutics utilizing multiple modalities, including antibody-drug conjugates (ADCs) and multi-specific antibodies (which we refer to as DART and TRIDENT molecules). The combination of our technology platforms and antibody engineering expertise has allowed us to generate promising product candidates – three of which have received marketing approval by the U.S. Food and Drug Administration (FDA) – and to enter into several strategic collaborations with global biopharmaceutical companies. These collaborations have provided us with over $1.6 billion of non-dilutive funding since our inception in 2000, and have enabled us to leverage the additional expertise of our collaborators to advance the development of multiple partnered product candidates. In addition, we operate a commercial-scale cGMP antibody manufacturing facility in our Maryland headquarters to support our clinical programs. We also provide outsourced contract development and manufacturing services to our collaborators and other third parties for commercial and clinical products to offset a significant portion of the operating costs of this facility.

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

We and our partners are developing or commercializing product candidates for which we retain certain economic rights. These include three products approved by the FDA: ZYNYZ® (retifanlimab-dlwr), an anti-PD-1 monoclonal antibody (mAb) that we out-licensed; MARGENZA® (margetuximab-cmkb), an anti-HER2 mAb that we sold to a partner; and TZIELD® (teplizumab-mzwv), an anti-CD3 mAb that we sold to a partner. We are also collaborating with Gilead Sciences, Inc. (Gilead) on the development of MGD024, a bispecific DART antibody targeting CD123 and CD3 that utilizes our next-generation T-cell engager technology, as well as two additional undisclosed pre-clinical DART and TRIDENT development programs.

Our operations to date have concentrated on developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, operating manufacturing facilities, business planning and raising capital. We only began generating revenues from the sale of products in 2021. We have financed our operations primarily through the public and private offerings of our securities, and collaborations with other biopharmaceutical companies. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2025, combined with projected and anticipated future payments from our partners, and anticipated savings from our cost-reduction initiatives, will support our cash runway into late 2027. We have implemented, and will continue to evaluate and execute, various cost-saving measures that are intended to extend our financial runway while continuing to progress our pipeline.
Through December 31, 2025, we had an accumulated deficit of $1.2 billion. We expect that over the next several years this deficit will increase as we continue to incur research and development expense in connection with our ongoing activities and several clinical trials.
Macroeconomic Conditions
The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including, fluctuating interest rates, and geopolitical upheaval and tariffs or other restrictions imposed by the United States government or governments of other nations (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. Prolonged uncertainty with respect to Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte Corporation (Incyte). We have an exclusive global collaboration and license agreement with Incyte for retifanlimab, a monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Under this agreement, as amended, Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. We received an upfront payment of $150.0 million and milestone payments totaling $215.0 million from Incyte through December 31, 2025, including $100.0 million received in August 2024. We are eligible to receive up to an additional $210.0 million in development and regulatory milestones and $330.0 million in commercial milestones. We are eligible for tiered royalties of 15% to 24% on any global net sales (see Note 10, Royalty Monetization Arrangement, in our consolidated financial statements for further information about ZYNYZ royalties), and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
•Gilead. In 2022, we and Gilead entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024 and create bispecific cancer antibodies using our DART and TRIDENT platforms and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the Gilead Agreement, we are continuing the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license to develop and commercialize MGD024 and other bispecific antibodies of ours that bind CD123 and CD3 (CD123 Option). The agreement also granted Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by us and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). As part of the Gilead Agreement, Gilead paid us a non-refundable upfront payment of $60.0 million and we are eligible to receive up to $1.7 billion in target nomination, option fees, and development, regulatory and commercial milestones, assuming Gilead exercises the CD123 Option and Research Program Option, successfully develops and commercializes MGD024 or other CD123 products developed under the agreement, and products result from the two additional research programs. Assuming exercise of the CD123 Option, we will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs. In 2023, Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program) and paid us a $15.7 million nomination fee. We granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which we will provide research and development services. In January 2024, the parties amended the Gilead Agreement to revise certain matters related to intellectual property in the performance of the research plans under the agreement. In June 2024, Gilead paid us variable consideration totaling $3.3 million upon achievement of a research plan milestone. On August 30, 2024, the parties entered into a second letter agreement under which Gilead will pay us to conduct certain research and which extends the period for Gilead to select its second research target combination. In November 2025, Gilead nominated the second of the two research programs contemplated in the

Gilead Agreement (Second Research Program) and we granted Gilead a research license. Gilead also exercised their exclusive option to obtain a license to exploit the research molecule and research product with respect to the Second Research Program. Gilead paid us a total of $25.0 million related to the nomination and option exercise in December 2025.

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
•product sales, net which reflects sales of MARGENZA. Product revenue is recorded net of applicable reserves for variable consideration, including discounts and other allowances. In November 2024, we sold global rights to MARGENZA to TerSera Therapeutics, LLC (TerSera) for an upfront payment of $40.0 million, and accordingly, no longer have product sales; and
•sales-based royalty revenue that is recognized when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied.
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
Selling, General and Administrative Expense
Selling, general and administrative expense consists of salaries and related benefit costs for employees in our executive, finance, legal and intellectual property, business development, human resources, information technology and other support functions. Selling, general and administrative expense also includes legal and professional fees and included costs incurred under the arrangement with our commercialization partner, Eversana Life Science Services, LLC in 2023 and 2024.
Critical Accounting Estimates
Our management's discussion and analysis of financial conditions and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amount of the revenue and expenses recorded during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. We review and evaluate these estimates on an on-going basis. These assumptions and estimates form the basis for making judgments about the carrying values of assets and liabilities and amounts that have been recorded as revenues and expenses. Actual results and experiences may differ from these estimates. We did not make any material changes to these assumptions during the year ended December 31, 2025, and do not expect any material changes in the near term to the underlying assumptions. If we were to adjust our assumptions, the results of any material revisions would be reflected in the consolidated financial statements prospectively from the date of the change in estimate. Management considers an accounting estimate to be critical if:
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

Results of Operations
Revenue
The following represents a comparison of our revenue for the years ended December 31, 2025 and 2024 (dollars in millions):

	Year Ended December 31,		Increase/(Decrease)
	2025	2024
Collaborative and other agreements	$87.2	$119.9	$(32.7)	(27)%
Contract manufacturing	52.6	13.1	39.5	302%
Product sales, net	—	16.4	(16.4)	(100)%
Royalty revenue	9.7	0.6	9.1	NM
Total revenue	$149.5	$150.0	$(0.5)	—%
NM: Not Meaningful
The decrease of $32.7 million in revenue from collaborative and other agreements for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to $100.0 million recognized from milestones under the Incyte License Agreement in 2024 compared to $50.0 million recognized from milestones under the Provention (Sanofi) Asset Purchase Agreement and $25.0 million from the Gilead Agreement in 2025.
Revenue from collaborative and other agreements may vary substantially from period to period depending on the progress made by our collaborators with their product candidates and the timing of milestones achieved under current agreements, and whether we enter into additional collaboration agreements.
Contract manufacturing revenue increased by $39.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, reflecting increased production for external clients in 2025.

The decrease in product sales, net is due to the fact that we sold the global rights to MARGENZA to TerSera in November 2024, and accordingly, no longer have product sales.
Royalty revenue increased by $9.1 million for the year ended December 31, 2025 compared to December 31, 2024 due to higher sales of ZYNYZ. During 2025, $7.9 million of the royalty revenue was non-cash due to the sale of our royalty rights to Sagard Healthcare Partners (Sagard) in June 2025. See Note 10, Royalty Monetization Arrangement, to the consolidated financial statements for additional information.
Cost of Manufacturing Services
Cost of manufacturing services was $36.0 million and $11.5 million for the years ended December 31, 2025 and 2024, respectively. Cost of manufacturing services includes the costs to provide manufacturing services to our customers. The increase in the cost of manufacturing services is due to increased production for external clients in 2025. We expect cost of manufacturing services to vary from period to period based on the agreed-upon manufacturing schedule.
Research and Development Expense
The following represents a comparison of our research and development expense for the years ended December 31, 2025 and 2024 (dollars in millions):

	Year Ended December 31,		Increase/(Decrease)
	2025	2024
Lorigerlimab	$33.9	$36.8	$(2.9)	(8)%
MGC030	21.0	10.1	10.9	108%
MGC028	18.7	24.1	(5.4)	(22)%
Vobramitamab duocarmazine	17.5	39.8	(22.3)	(56)%
MGC026	17.1	14.1	3.0	21%
Next-generation T-cell engagers (a)	12.4	8.4	4.0	48%
MGD024	9.6	9.7	(0.1)	(1)%
Preclinical antibody-drug conjugates (ADCs)	4.8	8.0	(3.2)	(40)%
Margetuximab	0.7	10.9	(10.2)	(94)%
Other programs (a) (b)	11.5	15.3	(3.8)	(25)%
Total research and development expense	$147.2	$177.2	$(30.0)	(17)%
(a) Includes research and discovery projects, as well as early preclinical molecules and molecules not advanced to clinical development.
(b) Includes discontinued projects.
Research and development expense for the year ended December 31, 2025 decreased by $30.0 million compared to the year ended December 31, 2024. This decrease was primarily attributable to:
•decreased vobra duo costs due to the decision to discontinue further internal development of that program;
•decreased development costs related to the wind down of margetuximab activities after the sale of MARGENZA to TerSera; and
•decreased development, manufacturing and IND-enabling costs related to MGC028.
These decreases were partially offset by
•increased clinical trial costs related to MGC026 and MGC028; and
•increased development costs related to MGC030.
There are uncertainties associated with our research and development expenses for future periods which are impacted by multiple variables, including timing of wind down activities for recently closed studies and current and expected expenditures associated with our ongoing clinical studies.

Selling, General and Administrative Expense
Selling, general and administrative expenses were $39.2 million and $71.0 million for the years ended December 31, 2025 and 2024, respectively. The decrease is primarily due to lower stock-based compensation expense and reduced professional fees. The decrease in stock-based compensation expense was largely driven by additional stock-based compensation expense and accrued severance related to the separation agreement with our Chief Executive Officer recorded in 2024. The reduction in professional fees was largely driven by the cessation of commercialization activities for MARGENZA.
Gain on Sale of MARGENZA
In October 2024, we entered into an Asset Purchase and Sale Agreement (ASA) with TerSera Therapeutics, LLC (TerSera) which closed in November 2024. Under the terms of the ASA, we sold the global rights to MARGENZA, inclusive of our business of researching, developing, commercializing, manufacturing, packaging, distributing, promoting, marketing and selling the MARGENZA product, as well as using and licensing the intellectual property relating to MARGENZA. In addition to MARGENZA’s intellectual property, TerSera also acquired all existing MARGENZA inventory. We recognized a gain of $36.3 million related to the ASA with TerSera during the year ended December 31, 2024.
Interest and Other Expense
In June 2025, we entered into a Purchase and Sale Agreement (Royalty Purchase Agreement) with Sagard, pursuant to which we sold to Sagard our right to receive royalties on global net sales of ZYNYZ (retifanlimab-dlwr) occurring on and after July 1, 2025 under our Incyte License Agreement, dated as of October 24, 2017, as amended. We are recognizing non-cash interest expense over the life of the Royalty Purchase Agreement, $8.3 million of which was recognized during the year ended December 31, 2025. The increase in Interest and Other Expense of $7.4 million from the year ended December 31, 2024 to the year ended December 31, 2025 is primarily due to this non-cash interest expense, partially offset by a decrease in other expense. See Note 10, Royalty Monetization Arrangement, for more information.
Liquidity and Capital Resources
Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2025 and 2024 (dollars in millions):

	Year Ended December 31,		Increase/(Decrease)
	2025	2024
Net cash provided by (used in):
Operating activities	$(81.0)	$(68.4)	$(12.6)	(18)%
Investing activities	(114.1)	149.3	(263.4)	(176)%
Financing activities	69.5	1.0	68.5	NM
Net (decrease) increase in cash and cash equivalents	$(125.6)	$81.9	$(207.5)	(253)%
NM: Not Meaningful
Operating Activities
Net cash used in operating activities consists of our net loss adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation, gain on royalty monetization arrangement which is classified as a financing activity, gain on sale of MARGENZA which is classified as an investing activity, and changes in working capital. Net cash used in operating activities for the year ended December 31, 2025 benefited from $50.0 million in milestones from Sanofi and a $25.0 million payment related to the nomination and option exercise from Gilead. Net cash used in operating activities for the year ended December 31, 2024 benefited from a $100.0 million milestone payment received from Incyte under the Incyte License Agreement.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2025 is primarily due to purchases of marketable securities, partially offset by maturities of marketable securities. Net cash provided by investing activities during the year ended December 31, 2024 is primarily due to proceeds from the sale of MARGENZA to TerSera and maturities of marketable securities, partially offset by purchases of marketable securities.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 is primarily due to $70.0 million received from Sagard upon sale of our right to receive royalties on global net sales of ZYNYZ (retifanlimab-dlwr). Net cash provided by financing activities for the year ended December 31, 2024 includes proceeds from stock option exercises and ESPP purchases, offset by taxes paid related to net share settlement of equity awards.
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
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings and revenue from our multiple collaboration agreements. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2025, combined with projected and anticipated future payments from our partners, and anticipated savings from our cost-reduction initiatives, supports our cash runway into late 2027. We have implemented, and will continue to evaluate and execute, various cost-saving measures that are intended to extend our financial runway while continuing to progress our pipeline.
Material Cash Requirements
Our short-term and long-term material cash requirements consist of operational and capital expenditures, some of which contain contractual obligations. Our primary uses of cash relate to paying salaries and benefits, conducting research activities, administering clinical trials and providing the technology and facilities necessary to support our operations. The most significant contractual obligations are the operating leases at our facilities in Maryland. Our future minimum lease payments as of December 31, 2025 totaled $5.5 million related to short-term lease liabilities, and $59.8 million related to long-term lease liabilities. See Note 5, Commitments and Contingencies, in the Notes to the Financial Statements in this Annual Report on Form 10-K for additional information about our contractual obligations. We expect to fund these requirements with current cash, cash equivalents and marketable securities as well as anticipated and potential collaboration payments.
We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item 7A.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 in this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2025, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2025 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2025, the Company's internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 68.

ITEM 9B.    OTHER INFORMATION
10b5-1 Trading Plans

During the three months ended December 31, 2025, none of the Company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited MacroGenics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MacroGenics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 9, 2026 expressed an unqualified opinion thereon.
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
March 9, 2026

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate herein by reference the relevant information concerning directors, executive officers and corporate governance to be included in our definitive proxy statement for the 2026 annual meeting of stockholders (the 2026 Proxy Statement) under the captions “Directors and Nominees,” “Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports”.
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

ITEM 11.    EXECUTIVE COMPENSATION
We incorporate herein by reference the relevant information concerning executive compensation to be included in the 2026 Proxy Statement under the captions “Executive Compensation Information” and “Director Compensation”.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate herein by reference the relevant information concerning security ownership of certain beneficial owners and management to be included in the 2026 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Information About Equity Compensation Plans”.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate herein by reference the relevant information concerning certain other relationships and related transactions to be included in the 2026 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions”.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
We incorporate herein by reference the relevant information concerning principal accountant fees and services to be included in the 2026 Proxy Statement under the caption “Principal Accountant Fees and Services”.

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

MacroGenics, Inc.

By:	/s/ Eric Risser
Eric Risser
President and CEO and Director
Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Risser	President and CEO and Director (Principal Executive Officer)	March 9, 2026
Eric Risser

/s/ James Karrels	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2026
James Karrels

/s/ Beth Smith	Vice President, Controller and Treasurer (Principal Accounting Officer)	March 9, 2026
Beth Smith

/s/ Karen Ferrante, M.D.	Director	March 9, 2026
Karen Ferrante, M.D.

/s/ William Heiden	Director	March 9, 2026
William Heiden

/s/ Edward Hurwitz	Director	March 9, 2026
Edward Hurwitz

/s/ Scott Jackson	Director	March 9, 2026
Scott Jackson

/s/ Meenu Chhabra Karson	Director	March 9, 2026
Meenu Chhabra Karson

/s/ Scott Koenig, M.D., Ph.D.	Director	March 9, 2026
Scott Koenig, M.D., Ph.D.

/s/ Margaret A. Liu, M.D.	Director	March 9, 2026
Margaret A. Liu, M.D.

/s/ Federica O’Brien	Director	March 9, 2026
Federica O’Brien

/s/ Jay Siegel, M.D.	Director	March 9, 2026
Jay Siegel, M.D.

/s/ David Stump, M.D.	Director	March 9, 2026
David Stump, M.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MacroGenics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MacroGenics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liability and Interest Expense Related to the Sale of Future Royalties

Description of the Matter
As discussed in Note 10 of the consolidated financial statements, in June 2025, the Company entered into a Purchase and Sale Agreement (“Royalty Purchase Agreement”) to sell its royalty interest on future global net sales of ZYNYZ, up to $140.0 million, to Sagard Healthcare Partners (“Sagard”) for a $70.0 million upfront payment. The Company accounted for the Royalty Purchase Agreement as a financing transaction. The carrying value of the liability related to the sale of future royalties at December 31, 2025 was $70.0 million and the related interest expense for the year ended December 31, 2025 was $8.3 million.

Auditing the Company’s liability and interest expense related to the sale of future royalties was complex due to the significant judgments used by management to estimate the payments to be made to Sagard over the term of the Royalty Purchase Agreement based on forecasted revenues. Specifically, the forecasted revenues of ZYNYZ involved significant estimation uncertainty given the limited historical ZYNYZ sales data. Changes to these forecasted revenues could have a material effect on the Company’s calculation of the effective interest rate which is used to discount royalty payments to measure the liability balance each reporting period. As a result, auditing forecasted revenues required especially complex auditor judgment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to account for the liability and interest expense related to the sale of future royalties, including management’s control over the review of the Company’s estimates of forecasted revenues.

To audit the Company’s accounting for the liability and interest expense related to the sale of future royalties, our audit procedures included evaluating the reasonableness of management’s assumptions related to forecasted revenues. We compared forecasted revenues with historical results, analyst expectations, information from other third-party sources, and performed a sensitivity analysis over forecasted revenues to evaluate the changes in the liability and related interest expense.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Tysons, Virginia
March 9, 2026

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$57,217	$182,840
Marketable securities	132,696	18,827
Accounts receivable	13,373	4,309
Inventory, net	7,910	—
Prepaid expenses and other current assets	8,745	11,514
Total current assets	219,941	217,490
Property, equipment and software, net	12,625	18,100
Operating lease right-of-use assets	22,895	24,509
Other non current assets	1,385	1,556
Total assets	$256,846	$261,655

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,787	$5,013
Accrued expenses and other current liabilities	22,230	29,334
Deferred revenue	10,921	16,319
Lease liabilities	5,177	4,864
Total current liabilities	43,115	55,530
Liability related to future royalties	70,000	—
Deferred revenue, net of current portion	55,503	55,503
Lease liabilities, net of current portion	31,585	32,597
Other non current liabilities	1,052	1,968
Total liabilities	201,255	145,598

Stockholders' equity:
Common stock, 0.01 par value -- 125,000,000 shares authorized, 63,318,613 and 62,819,857 shares outstanding at December 31, 2025 and December 31, 2024, respectively	633	628
Additional paid-in capital	1,299,264	1,285,143
Accumulated other comprehensive gain	32	4
Accumulated deficit	(1,244,338)	(1,169,718)
Total stockholders' equity	55,591	116,057
Total liabilities and stockholders' equity	$256,846	$261,655
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Collaborative and other agreements	$87,183	$119,918	$30,546
Contract manufacturing	52,631	13,057	9,833
Product sales, net	—	16,426	17,939
Royalty revenue	9,686	561	431
Total revenues	149,500	149,962	58,749
Costs and expenses:
Cost of product sales	—	847	619
Cost of manufacturing services	36,009	11,452	7,603
Research and development	147,172	177,194	166,583
Selling, general and administrative	39,160	71,047	52,188
Total costs and expenses	222,341	260,540	226,993
Loss from operations	(72,841)	(110,578)	(168,244)
Gain on royalty monetization arrangement	—	—	150,930
Gain on sale of MARGENZA	—	36,250	—
Interest and other income	6,057	9,421	9,686
Interest and other expense	(8,508)	(1,115)	(1,430)
Loss before income taxes	(75,292)	(66,022)	(9,058)
Income tax (benefit) expense	(672)	944	—
Net loss	(74,620)	(66,966)	(9,058)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	28	10	(1)
Comprehensive loss	$(74,592)	$(66,956)	$(9,059)

Basic and diluted net loss per common share	$(1.18)	$(1.07)	$(0.15)
Basic and diluted weighted average common shares outstanding	63,155,096	62,621,185	61,929,198
See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount

Balance, December 31, 2022	61,701,467	$617	$1,235,095	$(1,093,694)	$(5)	$142,013
Share-based compensation	—	—	18,373	—	—	18,373
Issuance of common stock, net of offering costs	167,270	2	1,037	—	—	1,039
Stock plan related activity	201,890	2	245	—	—	247
Unrealized loss on investments	—	—	—	—	(1)	(1)
Net loss	—	—	—	(9,058)	—	(9,058)
Balance, December 31, 2023	62,070,627	621	1,254,750	(1,102,752)	(6)	152,613
Share-based compensation	—	—	29,439	—	—	29,439
Stock plan related activity	749,230	7	954	—	—	961
Unrealized loss on investments	—	—	—	—	10	10
Net loss	—	—	—	(66,966)	—	(66,966)
Balance, December 31, 2024	62,819,857	628	1,285,143	(1,169,718)	4	116,057
Share-based compensation	—	—	14,286	—	—	14,286
Stock plan related activity	498,756	5	(165)	—	—	(160)
Unrealized gain on investments	—	—	—	—	28	28
Net loss	—	—	—	(74,620)	—	(74,620)
Balance, December 31, 2025	63,318,613	$633	$1,299,264	$(1,244,338)	$32	$55,591

See accompanying notes.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(74,620)	$(66,966)	$(9,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,172	7,540	9,645
Amortization of premiums and discounts on marketable securities	(1,648)	(2,810)	(5,004)
Share-based compensation	14,286	29,439	18,373
Gain on royalty monetization arrangement	—	—	(150,930)
Gain on sale of MARGENZA	—	(36,250)	—
Non-cash royalty revenue	(7,932)	—	—
Non-cash interest expense	8,259	—	1,430
Non-cash lease expense	1,784	(663)	3,489
Other non-cash items	—	2	423
(Gain) loss on disposal of assets	(10)	(57)	111
Changes in operating assets and liabilities:
Accounts receivable	(9,063)	6,058	45,855
Inventory	(7,910)	(2,188)	230
Prepaid expenses and other current assets	2,769	(1,567)	215
Other non current assets	—	(170)	(7)
Accounts payable	(280)	(1,530)	1,281
Accrued expenses and other current liabilities	(6,834)	5,003	(4,823)
Lease liabilities	(699)	3,490	(861)
Deferred revenue	(5,398)	(9,414)	11,426
Other non current liabilities	(916)	1,710	—
Net cash used in operating activities	(81,040)	(68,373)	(78,205)

Cash flows from investing activities
Purchases of marketable securities	(208,336)	(77,182)	(239,683)
Proceeds from sales and maturities of marketable securities	96,142	190,025	161,299
Purchases of property, equipment and software	(1,914)	(3,706)	(1,764)
Proceeds from sale of MARGENZA	—	40,000	—
Proceeds from sales of equipment	11	160	64
Net cash provided by (used in) investing activities	(114,097)	149,297	(80,084)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	—	616
Proceeds from stock option exercises and ESPP purchases	129	3,435	553
Taxes paid related to net share settlement of equity awards	(288)	(2,475)	(306)
Principal payments on royalty monetization arrangement	—	—	(157)
Net proceeds from sale of future royalties	69,673	—	149,655
Net cash provided by financing activities	69,514	960	150,361
Net change in cash and cash equivalents	(125,623)	81,884	(7,928)
Cash and cash equivalents at beginning of period	182,840	100,956	108,884
Cash and cash equivalents at end of period	$57,217	$182,840	$100,956

Non-cash operating and investing activities
Property and equipment included in accounts payable or accruals	$54	$100	$505
See accompanying notes.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on developing innovative antibody-based therapeutics for the treatment of cancer. The Company generates its pipeline of product candidates from its proprietary suite of antibody technology platforms. The Company is currently developing therapeutics utilizing multiple modalities, including antibody-drug conjugates (ADCs) and multi-specific antibodies (which are referred to as DART and TRIDENT molecules). The combination of the Company’s technology platforms and antibody engineering expertise has allowed the Company to generate promising product candidates – three of which have received marketing approval by the U.S. Food and Drug Administration (FDA) – and to enter into several strategic collaborations with global biopharmaceutical companies. These collaborations have enabled the Company to leverage the additional expertise of its collaborators to advance the development of multiple partnered product candidates. In addition, the Company operates a commercial-scale cGMP antibody manufacturing facility in its Maryland headquarters to support its clinical programs. The Company also provides outsourced contract development and manufacturing services to its collaborators and other third parties for commercial and clinical products to offset a significant portion of the operating costs of this facility.

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

The Company and its partners are developing or commercializing product candidates for which the Company retains certain economic rights. These include three products approved by the FDA: ZYNYZ® (retifanlimab-dlwr), an anti-PD-1 monoclonal antibody (mAb) that the Company out-licensed; MARGENZA® (margetuximab-cmkb), an anti-HER2 mAb that the Company sold to a partner; and TZIELD® (teplizumab-mzwv), an anti-CD3 mAb that the Company sold to a partner. The Company is also collaborating with Gilead Sciences, Inc. (Gilead) on the development of MGD024, a bispecific DART antibody targeting CD123 and CD3 that utilizes its next-generation T-cell engager technology, as well as two additional undisclosed pre-clinical development programs.

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
Accounts Receivable
Accounts receivable arise from amounts due from the Company’s collaborative partners and contract manufacturing work performed by the Company. Accounts receivable that management has the intent and ability to collect are reported in the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote.
The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2025 or 2024, as the Company has a history of collecting on all outstanding accounts.
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
The carrying value of the deferred royalty obligation related to the sale of future royalties under the Purchase and Sale Agreement with Sagard Healthcare Partners (Sagard) approximates its fair value as of December 31, 2025 and is based on the Company’s current estimate of future royalties expected to be earned over the estimated life of the royalty term arrangement. See Note 10, Royalty Monetization Arrangement, for the description of the Level 3 inputs used to estimate the fair value of the liability.

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at December 31, 2025
	Total	Level 1	Level 2
Assets:
Money market funds	$11,466	$11,466	$—
U.S Treasury securities	4,939	—	4,939
Government-sponsored enterprises	53,950	—	53,950
Corporate debt securities	81,300	—	81,300
Total assets measured at fair value (a)	$151,655	$11,466	$140,189

	Fair Value Measurement at December 31, 2024
	Total	Level 1	Level 2
Assets:
Money market funds	$67,886	$67,886	$—
U.S Treasury securities	5,000	—	5,000
Government-sponsored enterprise	3,994	—	3,994
Corporate debt securities	25,548	—	25,548
Total assets measured at fair value (b)	$102,428	$67,886	$34,542
(a) Total assets measured at fair value at December 31, 2025 includes approximately $19.0 million reported as cash and cash equivalents and $132.7 million reported as marketable securities on the balance sheet.
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
The Company's revenue relates to contract development and manufacturing services, agreements with various collaborators, and MARGENZA net product sales (prior to the sale to TerSera Therapeutics LLC (TerSera) in November 2024). The following table includes those counterparties that represent more than 10% of total revenue earned in the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Sanofi S.A. (Sanofi)	33%	*	10%
Incyte Corporation (Incyte)	32%	76%	53%
Gilead Sciences, Inc (Gilead)	24%	*	*
ASD Healthcare and Oncology Supply (ASD)	*	*	10%
McKesson Plasma & Biologics and McKesson Specialty Care Distribution LLC (McKesson)	*	*	12%
* Amount is less than 10% for the period indicated.

The following table includes those counterparties that represent more than 10% of accounts receivable at the date indicated:

	December 31,
	2025	2024
Incyte	69%	39%
Emergent Biosolutions	16%	*
TerSera	12%	*
ASD	*	18%
McKesson	*	13%
Cardinal Health, Inc.	*	12%
* Balance is less than 10% as of the date indicated.
Inventory
Inventory is composed of raw materials valued at the lower of cost or estimated net realizable value. Cost is determined using the moving average cost basis, which approximates cost on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess, obsolete or expired materials to their estimated realizable value in the period in which the impairment is first identified. Such write downs, should they occur, are recorded within the cost of manufacturing services in the statement of operations. Inventory at December 31, 2025 consists of $7.9 million in raw materials and supplies procured for the purpose of manufacturing drug substance for the Company's contract manufacturing customers. At December 31, 2025 there was no inventory reserve recorded.
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
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment (ASC 360). ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or asset group. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset group. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. For the years ended December 31, 2025, and 2024, the Company determined that there were no impaired assets.
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
For a complete discussion of accounting for revenue from collaborative and other agreements, see Note 7, Revenue.
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

	Year Ended December 31,
	2025	2024	2023
Stock options and RSUs	14,851,944	14,008,511	13,129,251

Liability related to the sale of future royalties and related interest expense

The Company assesses the relevant accounting criteria under the FASB ASC Topic 470, Debt (ASC 470) to determine whether the upfront payment received from the purchaser should be accounted for as debt or deferred income depending on the facts and circumstances. If the criteria in ASC 470 is met, the Company accounts for net proceeds from sales of its rights to receive future royalty payments as a liability that is amortized using the effective interest method over the term of the arrangement. The liability related to future royalties is presented net of unamortized issuance costs on the consolidated balance sheets. Interest expense on the liability related to future royalties is recognized using the effective interest rate method over the life of the arrangement. The Company calculates an effective interest rate which will amortize its related obligation to zero over the anticipated repayment period. The liability related to future royalties and the related interest expense are based on the Company’s current estimates of future revenues expected to be received over the life of the arrangement, which the Company determines by using internal sales projections and external information from market data sources, which are considered Level 3 inputs. The Company periodically assesses the expected payments and to the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash amortization is reflected as interest expense in the consolidated statements of operations and comprehensive loss. See Note 10, Royalty Monetization Arrangement, for additional information.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The standard requires disaggregation of the effective rate reconciliation into standard categories, enhances disclosure of income taxes paid, and modifies other income tax-related disclosures. The Company adopted the standard in 2025 on a prospective basis, which resulted in incremental income tax disclosures. See Note 11, Income Taxes, for additional information.

3. Marketable Securities
Available-for-sale marketable securities as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,935	$3	$—	$4,938
Government-sponsored enterprises	53,932	19	—	53,951
Corporate debt securities	73,796	15	(4)	73,807
Total	$132,663	$37	$(4)	$132,696

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$1,995	$—	$—	$1,995
Corporate debt securities	16,828	4	—	16,832
Total	$18,823	$4	$—	$18,827
All of the Company's available-for-sale securities held at December 31, 2025 and 2024 had contractual maturities of less than one year. All of the Company’s available-for-sale marketable debt securities in an unrealized loss position as of December 31, 2025 were in a loss position for less than twelve months. Unrealized losses on available-for-sale debt securities as of December 31, 2025 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded for the years ended December 31, 2025 and 2024. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company recorded interest income of $3.4 million, $5.6 million and $4.0 million during the years ended December 31, 2025, 2024 and 2023, respectively, which is included in interest and other income on the consolidated statements of operations and comprehensive loss.

4. Property, Equipment and Software
Property, equipment and software consists of the following (in thousands):

	December 31,
	2025	2024
Computer equipment	$3,696	$3,661
Software	11,313	10,926
Furniture and office equipment	717	697
Motor vehicles	50	50
Lab equipment	47,262	46,140
Leasehold improvements	45,023	44,097
Construction in progress	371	1,216
Property, equipment and software	108,432	106,787
Less accumulated depreciation and amortization	(95,807)	(88,687)
Property, equipment and software, net	$12,625	$18,100

Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2025, 2024 and 2023 was $7.2 million, $7.5 million and $9.6 million, respectively.
5. Commitments and Contingencies
Leases
The Company has non-cancelable operating leases for manufacturing, laboratory, office and warehouse space in Maryland. The Company’s leases each have one or more five-year options to renew.
The table below presents supplemental balance sheet information related to operating leases:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	9.2	10.0
Weighted-average discount rate	12.3%	12.0%
During the years ended December 31, 2025 and 2024, the Company made cash payments for operating leases of $5.2 million and $3.8 million, respectively. As of December 31, 2025 and 2024, the Company’s ROU assets were valued at $22.9 million and $24.5 million, respectively.
The components of lease cost for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Operating lease cost	$6,099	$6,610
Variable lease cost	1,163	1,114
Sublease income	(901)	(1,145)
Net lease cost	$6,361	$6,579

As of December 31, 2025, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2026	$5,507
2027	6,258
2028	7,413
2029	6,346
2030	6,417
Thereafter	33,356
Total lease payments	65,297
Less: imputed interest	(28,535)
Total lease liabilities	$36,762

In-licensing arrangement
In January 2022, the Company entered into a non-exclusive license agreement with Synaffix B.V., a Lonza company (Synaffix) to develop, manufacture and commercialize up to three antibody-drug conjugate targets using Synaffix’s proprietary technology. The Company made an upfront payment to Synaffix upon contract execution. In March 2023, the Company and Synaffix amended the agreement, adding four additional targets. Assuming all seven targets are successfully developed and commercialized, the Company would be obligated to pay up to $2.8 billion for development, regulatory and sales milestones. Finally, pursuant to the terms of this license agreement, as amended, upon commencement of commercial sales of any products developed from these targets, the Company would be required to pay Synaffix tiered royalties in the low‑single digit percentages on net sales of the respective products. The Company may terminate this agreement at any time with 30 days’ notice to Synaffix. Amounts paid to Synaffix under this agreement are recorded as research and development expense in the consolidated statement of operations. The Company incurred $3.2 million, $4.7 million and $2.8 million in expense under this agreement during the years ended December 31, 2025, 2024 and 2023, respectively.
Contractual Commitments
The Company has certain contractual commitments under manufacturing-related supplier arrangements as of December 31, 2025 totaling $4.1 million that expire through May 2026.

6. Stockholders' Equity
The Company's amended and restated certificate of incorporation authorizes 125,000,000 shares of common stock, and 5,000,000 shares of undesignated preferred stock, both with a par value of $0.01 per share. There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2025 or 2024.
In March 2023, the Company entered into a sales agreement with an agent to sell, from time to time, shares of its common stock having an aggregate sales price of up to $100.0 million through an “at the market offering” (ATM Offering) as defined in Rule 415 under the Securities Act of 1933, as amended. No shares were sold under the ATM offering during the years ended December 31, 2025 and 2024.
7. Revenue
Collaborative and Other Agreements
Incyte Corporation
Incyte License Agreement
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte, which was amended in March 2018, April 2022, July 2022, and July 2024, for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017. The Company manufactures a portion of Incyte’s global commercial supply of retifanlimab. In March 2023, the FDA approved Incyte's Biologics License Application (BLA) for ZYNYZ (retifanlimab-dlwr) for the treatment of adults with metastatic or recurrent locally advanced Merkel cell carcinoma. In May 2025, the FDA approved ZYNYZ with carboplatin and paclitaxel for the first-line treatment of adults with inoperable locally recurrent or metastatic squamous cell carcinoma of the anal canal (SCAC), and as a single agent, for adults with locally recurrent or metastatic SCAC with disease progression on or intolerance to platinum-based chemotherapy. In December 2025, Japan’s Ministry of Health, Labour and Welfare approved ZYNYZ as first-line therapy for adults with locally recurrent or metastatic SCAC. In March 2026, Incyte announced that the European Commission approved ZYNYZ in combination with carboplatin and paclitaxel for the first-line treatment of adult patients with metastatic or inoperable locally recurrent SCAC. Furthermore, Incyte has stated it is pursuing development of retifanlimab in potentially registration-enabling studies, including in patients with non-small cell lung cancer. Incyte is also pursuing development of retifanlimab in combination with select product candidates from its pipeline.

Under the terms of the Incyte License Agreement, as amended, Incyte leads global development of retifanlimab. From the inception of the Incyte License Agreement through December 31, 2025, the Company has recognized $215.0 million for certain development and regulatory milestones under the Incyte License Agreement, including $15.0 million received following the FDA approval of ZYNYZ and $100.0 million received in August 2024 upon entering into an amendment to the Incyte License Agreement pursuant to which certain development milestones were deemed to have been met. Assuming successful development and commercialization by Incyte in multiple indications, the Company is eligible to receive up to an additional $210.0 million in development and regulatory milestones, and up to $330.0 million in commercial milestones. The Company is also eligible to receive tiered royalties of 15% to 24% on global net sales but sold this right to Sagard in June 2025 as described more fully in Note 10, Royalty Monetization Arrangement. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under the provisions of ASC 606 at inception and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct, and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company reassesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. In July 2024, the Company and Incyte executed Amendment No. 4 to the Incyte License Agreement pursuant to which certain development milestones were deemed to have been met. The Company evaluated the amendment as a contract modification under the provisions of ASC 606 which resulted in $100.0 million of revenue being recognized during the year ended December 31, 2024. From 2018 through December 31, 2025, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $215.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab. Therefore the associated consideration was added to the estimated transaction price and was recognized as revenue.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. The Company recognized revenue of $9.7 million, $100.6 million and $15.0 million under the Incyte License Agreement during the years ended December 31, 2025, 2024 and 2023, respectively. The revenue is primarily related to development milestones and includes royalties on ZYNYZ sales beginning in late 2023.

Incyte Commercial Supply Agreement
In 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor costs incurred) related to the manufacturing services. During the years ended December 31, 2025, 2024, and 2023, the Company recognized revenue of $1.7 million, $1.8 million and $4.2 million, respectively, for services performed under the Incyte Commercial Supply Agreement.
Gilead Sciences, Inc.
In 2022, the Company and Gilead entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024, an investigational, bispecific antibody that binds CD123 and CD3, and create bispecific cancer antibodies using the Company’s DART and TRIDENT platforms and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the agreement, the Company will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license under the Company’s intellectual property to develop and commercialize MGD024 and other bispecific antibodies of MacroGenics that bind CD123 and CD3 (CD123 Option). The agreement also granted Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by the Company and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). Gilead nominated the first of the two research programs in September 2023. In January 2024, the parties amended the Gilead Agreement to revise certain matters related to intellectual property in the performance of the research plans under the agreement. On August 30, 2024, the parties amended the agreement by entering into a second letter agreement under which Gilead will pay the Company to conduct certain research and which extends the period for Gilead to select its second research target combination.
Under the terms of the Gilead Agreement, as amended, in October 2022 Gilead paid the Company an upfront payment of $60.0 million. Assuming Gilead exercises the CD123 Option and Research Program Option and successfully develops and commercializes MGD024, or other CD123 products developed under the agreement, and products result from the two additional research programs, the Company would be eligible to receive up to a total of $1.7 billion in target nomination, option fees, and development, regulatory and commercial milestones. Assuming exercise of the CD123 Option, the Company will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs.
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
During the year ended December 31, 2025, the Company recorded de minimis revenue under the Gilead Agreement. During each of the years ended December 31, 2024 and 2023, the Company recorded revenue of $1.5 million related to the Gilead Agreement. As of December 31, 2025 and December 31, 2024, $56.8 million in revenue was deferred under this agreement, $1.3 million of which was current and $55.5 million of which was non-current.
In September 2023, the Company and Gilead executed a Letter Agreement (First Letter Agreement) through which Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program), the Company granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which the Company will provide research and development services. Gilead paid the Company a $15.7 million nomination fee. The Company evaluated the Letter Agreement under the terms of ASC 606, and concluded that it is a modification to the Gilead Agreement that results in a separate contract since the modification is for additional goods and services that are distinct and at standalone selling price. The Company determined that the license and the related research and development activities were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the Company determined that these should be combined into a single performance obligation. Gilead also has the exclusive option to pay the Company $10.0 million to obtain a license to exploit the research molecule and research product with respect to the First Research Program. The Company determined that this exclusive option does not provide a material right, as there is no discount on its standalone selling price.
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
As of December 31, 2025, the Company has completed performing the services related to the First Research Program and therefore all of the related revenue has been recognized. During the years ended December 31, 2025, 2024 and 2023 the Company recorded revenue of $11.0 million, $7.8 million and $0.8 million, respectively, related to the First Research Program. As of December 31, 2025, no revenue was deferred under this agreement. As of December 31, 2024, $11.0 million in revenue was deferred under this agreement, all of which was current.
In November 2025,the parties amended the Gilead Agreement by entering into a third letter agreement (Third Letter Agreement) under which Gilead nominated the second of the two research programs contemplated in the Gilead Agreement (Second Research Program) and the Company granted Gilead a research license. Gilead also exercised their exclusive option to obtain a license to exploit the research molecule and research product with respect to the Second Research Program. Gilead paid the Company a total of $25.0 million related to the nomination and option exercise. The Company evaluated the Third Letter Agreement under the terms of ASC 606, and concluded that it is a modification to the Gilead Agreement that results in a separate contract since the modification is for additional goods and services that are distinct and at standalone selling price. The Company determined that there is one performance obligation under the Third Letter Agreement; to grant the research term license and exploitation license. In accordance with ASC 606, the Company determined that the initial transaction price for the

Second Research Program was $25.0 million, consisting of the non-refundable payment made by Gilead. The Company recognized this amount when it satisfied its performance obligation and transferred the license to Gilead during the year ended December 31, 2025. The Company is entitled to future development, regulatory and commercial milestones related to the Second Research Program should Gilead successfully develop and commercialize the molecule. These potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Gilead and, therefore, have also been excluded from the transaction price.
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

During the year ended December 31, 2025, two regulatory milestones were achieved and the Company recognized $50.0 million in revenue. During the year ended December 31, 2024, no revenue was recognized under these agreements. During the year ended December 31, 2023, the Company recognized revenue of $5.6 million under these agreements.
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
The Company evaluated the Incyte Manufacturing and Clinical Supply Agreement, the July 2022 Incyte Amendment and the Incyte Letter Agreements under the provisions of ASC 606 and identified one performance obligation to provide manufacturing runs to Incyte, as and when requested by Incyte, over the term of the contract that is part of a series of goods and services. The Company determined that the transaction price consists of the upfront payment of $10.0 million, the annual fixed payments and the payments per batch under the Incyte Letter Agreements totaling $41.7 million. The Company is recognizing revenue over time on a straight-line basis as the manufacturing services are provided to Incyte, as the Company determined that its efforts in providing the manufacturing services are incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product for Incyte will be allocated to the related manufacturing activities and will be recognized as revenue as those activities occur. Materials purchased by the Company to manufacture the product for Incyte are considered inventory and are capitalized and expensed as the materials are used to provide the manufacturing services.
During the years ended December 31, 2025, 2024, and 2023, the Company recognized revenue of $36.8 million, $11.0 million and $9.7 million, respectively, under the 2022 Incyte Manufacturing and Clinical Supply Agreement. As of December 31, 2025, $1.5 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2024, $3.4 million in revenue was deferred under this agreement, all of which was current.
In September 2025, the Company entered into a new Manufacturing and Clinical Supply Agreement with Incyte (2025 Incyte Manufacturing and Clinical Supply Agreement) to provide manufacturing services to produce certain Incyte bulk drug substance over a three-year period beginning in January 2026. Based on the current manufacturing schedule contemplated in the 2025 Incyte Manufacturing and Clinical Supply Agreement, Incyte will pay a total fixed cost of $16.8 million over the term of the agreement. The Company will also be reimbursed for materials used to manufacture product as well as other costs incurred to provide manufacturing services.
The Company evaluated the 2025 Incyte Manufacturing and Clinical Supply Agreement under the provisions of ASC 606 and identified one performance obligation to provide manufacturing runs to Incyte, as and when requested by Incyte, over the term of the contract that is part of a series of goods and services.
The Company will recognize revenue over time on a straight-line basis as the manufacturing services are provided to Incyte, as the Company determined that its efforts in providing the manufacturing services are incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product for Incyte will be allocated to the related manufacturing activities and will be recognized as revenue as those activities occur. Materials purchased by the Company to manufacture the product for Incyte are considered inventory and are capitalized and expensed as the materials are used to provide the manufacturing services. As of December 31, 2025, no revenue was recorded under this agreement.
Emergent Biosolutions
In 2024 and 2025, the Company entered into agreements with Emergent BioSolutions (Emergent) to provide manufacturing services to produce certain Emergent bulk drug substance (Emergent Agreement). Under the terms of the agreement, the Company receives payments in accordance with the manufacturing schedule and are reimbursed for materials used to manufacture product, as well as other costs incurred to provide development and manufacturing services. The Company evaluated the Emergent Agreement under the provisions of ASC 606 and identified one performance obligation to manufacture bulk drug substances over the term of the contract that is part of a series of goods and services. The Company determined that the transaction price consisted of $13.5 million of fixed consideration. The Company is recognizing revenue over time on a straight-line basis as the manufacturing is provided to Emergent, as the Company determined that its efforts in providing the manufacturing services will be incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product for Emergent will be allocated to the related manufacturing activities and will be recognized as revenue as those activities occur. During the years ended December 31, 2025 and 2024, the Company recognized revenue of $10.7 million and $2.0 million, respectively, under the Emergent Agreement. During the year ended December 31, 2023, de minimis revenue was recognized under the agreement. As of December 31, 2025, $5.6 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2024, $0.3 million in revenue was deferred under this agreement, all of which was current.

8. Stock-based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the year ended December 31, 2025, employees purchased 105,652 shares of common stock under the 2016 ESPP for net proceeds to the Company of approximately $0.1 million.
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
As of December 31, 2025, under the 2013 Plan, there were options to purchase an aggregate of 9,202,161 shares of common stock outstanding at a weighted average exercise price of $14.27 per share. As of December 31, 2025, there were 144,263 unvested RSUs outstanding under the 2013 Plan.
The 2023 Plan was effective as of stockholder approval in May 2023 and provides for grants of stock options and other stock-based awards, as well as cash-based performance awards. The 2023 Plan has been amended pursuant to stockholder approval to increase the number of authorized shares of common stock, and as of December 31, 2025, there are 8,100,000 shares of common stock authorized for issuance under the 2023 Plan. If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards. As of December 31, 2025, under the 2023 Plan, there were options to purchase an aggregate of 4,897,067 shares of common stock outstanding at a weighted average exercise price of $6.94 per share. As of December 31, 2025, there were 601,328 unvested RSUs outstanding under the 2023 Plan.
The following stock-based compensation amounts were recognized for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$8,647	$11,759	$9,190
Selling, general and administrative	5,639	17,680	9,183
Total stock-based compensation expense	$14,286	$29,439	$18,373
On October 25, 2024, Dr. Scott Koenig, the former President and Chief Executive Officer of the Company and the Company entered into a separation and consulting agreement (the Separation Agreement), which provided for the terms of Dr. Koenig’s separation from employment. The Company evaluated the impacts of the Separation Agreement and the related modifications to Dr. Koenig’s option awards and RSU awards. As a result, the Company recognized all additional stock-based compensation expense in 2024 in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC 718) in the amount of $6.1 million.

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

	Year Ended December 31,
	2025	2024	2023
Expected dividend yield	0%	0%	0%
Expected volatility	111% -116%	95% - 116%	76% - 96%
Risk-free interest rate	3.7% - 4.5%	3.5% - 4.7%	3.5% - 4.8%
Expected term	6.11 years	6.06 years	5.88 years

The following table summarizes stock option activity for 2025:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	12,939,517	$14.80	6.4
Granted	3,074,544	2.14
Exercised	—	—
Forfeited	(691,507)	8.54
Expired	(1,216,406)	22.06
Outstanding, December 31, 2025	14,106,148	$11.72		$125
As of December 31, 2025:
Exercisable	10,216,005	$14.06	5.4	$26
Vested and expected to vest	13,793,041	$11.84	6.3	$115
As of December 31, 2025, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $12.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.2 years. The following table summarizes additional information on stock options (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Shares of common stock issued with stock options exercises	—	333,522	34,608
Weighted-average fair value per share of stock options granted	$1.81	$12.61	$3.83
Total intrinsic value of stock options exercised	$—	$2,617	$93
Total cash received for stock options exercised	$—	$3,128	$129
Total grant date fair value of stock options vested	$15,634	$17,992	$16,435
Restricted Stock Units
RSUs are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSUs is recognized and amortized on a straight-line basis over the requisite service period of the award.

The following table summarizes RSU activity for 2025:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2024	1,068,994	$11.97
Granted	359,420	2.46
Vested	(506,646)	10.53
Forfeited or expired	(175,972)	9.96
Outstanding, December 31, 2025	745,796	$8.84
At December 31, 2025, there was $2.9 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.0 year.

9. TerSera Transaction

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
10. Royalty Monetization Arrangement

In June 2025, the Company and Sagard entered into a Purchase and Sale Agreement (Royalty Purchase Agreement) pursuant to which the Company sold to Sagard its right to receive royalties on global net sales of ZYNYZ (retifanlimab-dlwr) occurring on and after July 1, 2025 under the Company’s Global Collaboration and License Agreement, dated as of October 24, 2017, as amended (Incyte License Agreement), with Incyte Corporation (Incyte).

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

The $70.0 million proceeds received from Sagard under the Royalty Purchase Agreement were recorded as a liability related to future royalties, net of transaction costs of $0.3 million, which will be amortized over the estimated life of the arrangement using the effective interest rate method. The Company accounted for the Royalty Purchase Agreement as a financing arrangement because the Company has significant continuing involvement in the generation of cash flows due to Sagard and other existing obligations under the License Agreement. Royalty revenue will be recognized as earned on net sales of ZYNYZ, and the Company will record the royalty payments Incyte makes to Sagard as a reduction of the liability when earned. The aggregate future estimated payments, less the $69.7 million of net proceeds, will be recorded as interest expense over the estimated life of the arrangement. As such payments are made to Sagard, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. The Company estimates the payments to be made to Sagard over the term of the Royalty Purchase Agreement based on forecasted royalties and will calculate the effective interest rate required to discount such payments back to the liability balance. As of December 31, 2025, the estimated effective interest rate under the agreement was approximately 24.3%. Over the course of the Royalty Purchase Agreement, the actual effective interest rate will be affected by the amount and timing of net royalty revenue recognized and changes in forecasted revenue. On a quarterly basis, the Company will reassess the effective interest rate and adjust the rate prospectively as necessary. The Company recognized non-cash interest expense of $8.3 million during the year ended December 31, 2025, which is reflected in the interest and other expense line on the consolidated statements of operations.

Changes to the liability related to future royalties were as follows for the year ended December 31, 2025 (in thousands):

Liability relating to future royalties - beginning balance	$—
Proceeds from sale of future royalties	70,000
Deferred transaction costs	(327)
Non-cash royalty revenue payable to Sagard	(7,932)
Non-cash interest expense recognized	8,259
Liability relating to future royalties - ending balance	$70,000

11. Income Taxes
For the year ended December 31, 2025, the Company recorded an income tax benefit of $0.7 million which reflects refunds net of income taxes paid. For the year ended December 31, 2024 the Company was is in a taxable income position due to the Tax Cuts and Jobs Act of 2017 (the Jobs Act) limitation on utilization of Net Operating Losses to 80% of taxable income as well as the limitation on utilization of income tax credits, while the company remains in a full valuation allowance position. For the year ended December 31, 2023 there was no provision for income taxes due to taxable losses generated, fully offset by a valuation allowance. During the year ended December 31, 2025, the Company paid $0.3 million in taxes (net of refunds) to the state of Maryland, and all of the payments made for Federal taxes were refunded.

The Company recorded income tax benefit (expense) as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income tax (benefit) expense:
Federal	$(435)	$707	$—
State	(237)	237	—
Total	$(672)	$944	$—

Beginning in 2025 annual reporting, the Company adopted ASU 2023-09 prospectively. See Note 2, Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements for additional details. The reconciliation of the reported estimated income tax expense to the amount that would result by applying the U.S. federal statutory tax rate to the net income is as follows (in thousands):

	Year Ended December 31, 2025
	Amount	Rate
United States federal tax at statutory rate	$(15,811)	21.00%
Maryland taxes (net of federal benefit)	(237)	0.31%
Research credit, net	448	(0.60)%
Orphan drug credit, net	15	(0.02)%
Officers limit on compensation	1,239	(1.65)%
Equity-based compensation	2,024	(2.69)%
Change in valuation allowance	12,066	(16.03)%
Other	(416)	0.55%
Income tax expense/(benefit)	$(672)	0.89%

	Year Ended December 31,
	2024	2023
United States federal tax at statutory rate	$(13,866)	$(1,902)
State taxes (net of federal benefit)	(4,183)	(163)
Deferred income tax adjustments	(7,299)	5,024
Deferred state blended rate adjustments	(2,663)	1,841
Research credit, net	(12,082)	(3,168)
Orphan drug credit, net	(1,308)	2,374
Other permanent items	388	1,301
Equity-based compensation	5,594	1,950
Change in valuation allowance	36,287	(7,257)
Other	76	—
Income tax expense/(benefit)	$944	$—
The significant components of the Company's deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Federal U.S. net operating loss carryforward	$136,476	$116,341
State net operating loss carryforward	33,028	31,758
Research and development credit, net	78,946	79,108
Orphan drug credit, net	33,817	33,834
Operating lease liabilities	10,116	10,308
Deferred revenue	35,108	18,795
Section 174 deferred tax asset	68,910	98,810
Equity based compensation	15,838	16,272
Other	5,584	4,971
Gross deferred income tax assets	417,823	410,197
Valuation allowance	(410,103)	(401,297)
Net deferred income tax assets	7,720	8,900

Deferred income tax liabilities:
Operating lease ROU assets	(6,300)	(6,745)
Prepaid expenditures	(1,420)	(2,155)
Gross deferred income tax liabilities	(7,720)	(8,900)
Net deferred income tax asset/(liability)	$—	$—
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, the Company continues to maintain a full valuation allowance against U.S. federal and state net deferred tax assets due to the Company’s cumulative loss position and lack of sufficient positive evidence to support the realizability of its U.S. net deferred tax assets.

The activity in the valuation allowance on deferred tax assets was as follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year Ended December 31, 2025	$401,297	$8,806	$—	$410,103
Year Ended December 31, 2024	365,010	36,287	—	401,297
Year Ended December 31, 2023	372,267	—	(7,257)	365,010

As of December 31, 2025, the Company has U.S. federal and state net operating loss (NOL) carryforwards of approximately $650.0 million. Of these NOLs, $2.2 million will expire beginning in 2027 through 2028. $647.8 million of NOLs were generated post December 31, 2017 and carryforward indefinitely. In addition, the Company has U.S. federal tax credits of $108.5 million, which will expire in various years beginning in 2027 through 2045.
Utilization of the Company's U.S. federal NOL and tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code (IRC) of 1986, and corresponding provisions of state law, due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development tax credit carryforwards that can be utilized annually to offset future tax liabilities.
Beginning January 1, 2022, the Jobs Act eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to IRC Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$9,334	$7,821	$7,376
Increases for current year tax positions	398	1,001	449
Increases/(decreases) for prior year tax positions	(1,393)	512	(4)
Ending balance	$8,339	$9,334	$7,821
As of December 31, 2025 and 2024, of the total gross unrecognized tax benefits, approximately $8.3 million and $9.3 million would favorably impact the Company's effective income tax rate, respectively. Although, due to the Company's determination that the deferred income tax asset would not more likely than not be realized, a valuation allowance would be recorded, therefore, zero net impact would result within the Company's effective income tax rate. The Company's uncertain income tax position liability has been recorded to deferred income taxes to offset the tax attribute carryforward amounts.
For the years ended December 31, 2025, 2024 and 2023, the Company has not recognized any interest or penalties related to the uncertain income tax positions due to the fact such position is related to tax attribute carryforwards which have not yet been utilized. The Company does not anticipate any significant changes to its unrecognized income tax position within the next twelve months.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable.The Company's tax years in the U.S from 2007 forward remain open to examination due to the carryover of unused income tax credits and net operating losses.
On July 4, 2025, the One Big Beautiful Bill Act of 2025 (OBBBA) was enacted, which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Jobs Act. The Company is currently evaluating the impact that the OBBBA will have on its financial statements, but it is not expected have a material impact on the Company’s consolidated financial statements.

12. Employee Benefit Plan
In 2002, the Company established the MacroGenics 401(k) Plan (the Plan) for its employees under Section 401(k) of the IRC. Under this Plan, all employees at least 21 years of age are eligible to participate in the Plan, starting on the first day of employment. Employees may contribute up to 100% of their salary, subject to government maximums.
Employees are 100% vested in their contributions to the Plan. The Company's contribution to the Plan, as determined by the Board of Directors, is discretionary. For the years ended December 31, 2025, 2024 and 2023, the Company's contributions to the Plan totaled $2.2 million, $2.2 million and $2.1 million, respectively.

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

The table below summarizes the significant expenses regularly reviewed by the CODM (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenue (a)	$149,500	$149,962	$58,749
Cost of product sales	—	847	619
Cost of manufacturing services	36,009	11,452	7,603
Research and development expenses:
Lorigerlimab	33,851	36,805	27,716
MGC030	20,968	10,100	—
MGC028	18,681	24,055	14,408
Vobramitamab duocarmazine	17,486	39,809	39,217
MGC026	17,128	14,126	13,523
Next-generation T-cell engagers	12,353	8,421	10,464
MGD024	9,643	9,734	6,974
Preclinical antibody-drug conjugates (ADCs)	4,818	8,002	11,170
Margetuximab	719	10,846	16,081
Other programs	11,525	15,296	27,030
Total research and development expenses	147,172	177,194	166,583
Selling, general and administrative expenses	39,160	71,047	52,188
Other segment income (loss), net (b)	(1,779)	43,612	159,186
Net loss	$(74,620)	$(66,966)	$(9,058)
(a) Total revenue includes collaborative and other agreements, product sales, net, contract manufacturing, and government agreements.
(b) Other segment income (loss), net includes the gain on sale of MARGENZA, gain on royalty monetization, interest and other income and expense, and income tax expense.

Prior period segment information has be recast to conform to the current-period presentation. These changes include moving discontinued projects separately presented in 2024 and 2023 into Other programs and presenting programs separately in 2025 for molecules no longer in a preclinical phase.

The Company operates in the United States and all material long-lived assets of the Company reside in the United States. For information about the Company’s revenues, see Note 7, Revenue.

EXHIBIT INDEX

Exhibit No.	Description

3.1
Restated Certificate of Incorporation of the Company and Certificate of Correction to the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibits 3.1 and 3.3, respectively, to the Company's Current Report on Form 8-K filed on October 18, 2013)

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36112) filed on April 2, 2021)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-190994) filed by the Company on October 9, 2013)

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on February 25, 2021)

10.1*	Form of Indemnification Agreement

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

10.15+
Separation and Consulting Agreement between the Company and Scott Koenig, M.D., Ph.D dated October 25, 2024 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 20, 2025)

10.16+
Amendment No.1 to the Employment Agreement between the Company and James Karrels dated January 1, 2025 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 20, 2025)

10.17+
Amendment to Separation and Consulting Agreement between the Company and Scott Koenig, M.D., Ph.D. dated February 25, 2025 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 20, 2025)

10.18†
Amendment No, 1 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated March 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2018)

10.19#
Amendment No. 2 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated April 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2022)

10.20#
Amendment No. 3 to the Global Collaboration and License Agreement by and between the Company and Incyte Corporation, dated April 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 3, 2022)

10.21#
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

10.25#
Second Letter Agreement by and between the Company and Gilead Sciences, Inc., dated August 30, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2024)

10.26#*	Third Letter Agreement by and between the Company and Gilead Sciences, Inc., dated November 11, 2025

10.27#
Asset Purchase Agreement by and between the Company and Provention Bio, Inc., dated May 7, 2018 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.28#
Amendment No. 1 to the Asset Purchase Agreement by and between the Company and Provention Bio, Inc., dated November 30, 2022 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.29#
Amendment No. 2 to the Asset Purchase Agreement by and between the Company and Provention Bio, Inc., dated September 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2023

10.30#
Lease by and between BMR-Medical Center Drive LLC and J. Craig Venter Institute, Inc., dated May 3, 2010 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.31#
First Amendment to Lease by and between BMR-Medical Center Drive LLC and J. Craig Venter Institute, Inc. dated March 26, 2014 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.32#
Second Amendment to Lease by and between the Company and BMR-Medical Center Drive LLC, dated July 31, 2015 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.33#
Third Amendment to Lease by and between the Company and BMR-Medical Center Drive LLC, dated November 5, 2015 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.34#
Fourth Amendment to Lease by and between the Company and BMR-Medical Center Drive LLC, dated July 21, 2017 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.35#
Fifth Amendment to Lease by and between the Company and ARE-Maryland No. 45, LLC, dated December 14, 2022 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed by the Company on March 15, 2023)

10.36#
Purchase and Sale Agreement by and between the Company and Sagard Healthcare Partners, dated June 9, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company on August 14, 2025)

10.37+*	Amended and restated employment agreement between the Company and Eric Risser

19.1	MacroGenics Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed by the Company on March 20,2025)

97.1
MacroGenics.Inc. Incentive Compensation Recoupment Policy (MacroGenics.Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed by the Company on March 7, 2024)

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