Form 10-Q
period 2026-03-31
MACROGENICS INC
filed 2026-05-13
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2026, 63,563,123 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:
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
•our expectations regarding the closing of the sale of our CDMO Operations, including the timing of the closing and the anticipated upfront payment, as well as our expectations regarding the manufacturing supply agreement that we will enter into with the Purchaser prior to closing (each as defined below);
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,517	$57,217
Marketable securities	87,712	132,696
Accounts receivable	10,425	13,373
Inventory, net	9,498	7,910
Prepaid expenses and other current assets	8,371	8,745
Total current assets	182,523	219,941
Property, equipment and software, net	11,493	12,625
Operating lease right-of-use assets	22,481	22,895
Other non current assets	1,376	1,385
Total assets	$217,873	$256,846

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,287	$4,787
Accrued expenses and other current liabilities	18,446	22,230
Deferred revenue	67,993	10,921
Lease liabilities	5,214	5,177
Total current liabilities	95,940	43,115
Liability related to future royalties	68,713	70,000
Deferred revenue, net of current portion	—	55,503
Lease liabilities, net of current portion	31,295	31,585
Other non current liabilities	727	1,052
Total liabilities	196,675	201,255

Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 63,560,068 and 63,318,613 shares outstanding at March 31, 2026 and December 31, 2025, respectively	636	633
Additional paid-in capital	1,301,701	1,299,264
Accumulated other comprehensive (loss) income	(27)	32
Accumulated deficit	(1,281,112)	(1,244,338)
Total stockholders' equity	21,198	55,591
Total liabilities and stockholders' equity	$217,873	$256,846

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Collaborative and other agreements	$570	$6,600
Contract manufacturing	14,054	6,150
Royalty revenue	6,151	442
Total revenues	20,775	13,192
Costs and expenses:
Cost of manufacturing services	9,530	5,400
Research and development	34,974	39,698
General and administrative	9,710	10,718
Total costs and expenses	54,214	55,816
Loss from operations	(33,439)	(42,624)
Interest and other income	1,554	1,679
Interest and other expense	(4,889)	(91)
Net Loss	(36,774)	(41,036)
Other comprehensive loss:
Unrealized loss on investments	(59)	(5)
Comprehensive loss	$(36,833)	$(41,041)

Basic and diluted net loss per common share	$(0.58)	$(0.65)
Basic and diluted weighted average common shares outstanding	63,449,780	62,965,415

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2025	63,318,613	$633	$1,299,264	$(1,244,338)	$32	$55,591
Share-based compensation	—	—	2,646	—	—	2,646
Stock plan related activity	241,455	3	(209)	—	—	(206)
Unrealized loss on investments	—	—	—	—	(59)	(59)
Net loss	—	—	—	(36,774)	—	(36,774)
Balance, March 31, 2026	63,560,068	$636	$1,301,701	$(1,281,112)	$(27)	$21,198

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	62,819,857	$628	$1,285,143	$(1,169,718)	$4	$116,057
Share-based compensation	—	—	4,386	—	—	4,386
Stock plan related activity	270,466	3	(286)	—	—	(283)
Unrealized loss on investments	—	—	—	—	(5)	(5)
Net loss	—	—	—	(41,036)	—	(41,036)
Balance, March 31, 2025	63,090,323	$631	$1,289,243	$(1,210,754)	$(1)	$79,119

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(36,774)	$(41,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,687	1,771
Amortization of premiums and discounts on marketable securities	(737)	(182)
Share-based compensation expense	2,646	4,386
Non-cash royalty revenue	(6,151)	—
Non-cash interest expense	4,864	—
Non-cash lease expense	424	399
Changes in operating assets and liabilities:
Accounts receivable	2,947	(6,233)
Inventory	(1,589)	(9,426)
Prepaid expenses and other current assets	374	3,535
Other non current assets	—	66
Accounts payable	(776)	1,252
Accrued expenses and other current liabilities	(3,719)	(1,163)
Lease liabilities	(252)	5
Deferred revenue	1,569	(264)
Other non current liabilities	(324)	—
Net cash used in operating activities	(35,811)	(46,890)
Cash flows from investing activities
Purchases of marketable securities	(1,980)	(7,915)
Proceeds from maturities of marketable securities	47,642	18,346
Purchases of property, equipment and software	(344)	(529)
Net cash provided by investing activities	45,318	9,902
Cash flows from financing activities
Proceeds from stock option exercises and ESPP purchases	11	—
Taxes paid related to net share settlement of equity awards	(218)	(282)
Net cash used in financing activities	(207)	(282)
Net change in cash and cash equivalents	9,300	(37,270)
Cash and cash equivalents at beginning of period	57,217	182,840
Cash and cash equivalents at end of period	$66,517	$145,570

Non-cash operating and investing activities
Property and equipment included in accounts payable or accruals	$276	$353

See notes to consolidated financial statements.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Nature of Operations
Description of the business
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on developing innovative antibody-based therapeutics for the treatment of cancer. The Company generates its pipeline of product candidates from its proprietary suite of antibody technology platforms. The Company is currently developing therapeutics utilizing multiple modalities, including antibody-drug conjugates (ADCs) and multi-specific antibodies (which are referred to as DART® and TRIDENT® molecules). The combination of the Company’s technology platforms and antibody engineering expertise has allowed the Company to generate promising product candidates – three of which have received marketing approval by the U.S. Food and Drug Administration (FDA) – and to enter into several strategic collaborations with global biopharmaceutical companies. These collaborations have enabled the Company to leverage the additional expertise of its collaborators to advance the development of multiple partnered product candidates. In addition, the Company operates a commercial-scale cGMP antibody manufacturing facility in its Maryland headquarters to support its clinical programs. The Company also provides outsourced contract development and manufacturing services to its collaborators and other third parties for commercial and clinical products to offset a significant portion of the operating costs of this facility. See Note 12, Subsequent Events, for additional information regarding the sale of the assets and liabilities related to the Company's manufacturing operations (CDMO Operations).
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
The accompanying unaudited interim consolidated financial statements include the accounts of MacroGenics, Inc. and its wholly owned subsidiaries, MacroGenics UK Limited and MacroGenics Limited. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (SEC) on March 9, 2026.
Reclassification
Royalty revenue of approximately $0.4 million for the three months ended March 31, 2025 was reclassified from Collaborative and other agreements to Royalty revenue on the consolidated statement of operations and comprehensive loss to conform to the current period presentation.
2. Summary of Significant Accounting Policies
During the three months ended March 31, 2026, there were no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at March 31, 2026
	Total	Level 1	Level 2
Assets:
Money market funds	$40,231	$40,231	$—
U.S. Treasury securities	4,981		4,981
Government-sponsored enterprises	37,762	—	37,762
Corporate debt securities	44,969	—	44,969
Total assets measured at fair value(a)	$127,943	$40,231	$87,712

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2
Assets:
Money market funds	$11,466	$11,466	$—
U.S. Treasury securities	4,939	—	4,939
Government-sponsored enterprises	53,950	—	53,950
Corporate debt securities	81,300	—	81,300
Total assets measured at fair value(b)	$151,655	$11,466	$140,189
(a) Total assets measured at fair value at March 31, 2026 includes approximately $40.2 million reported in cash and cash equivalents on the consolidated balance sheet.
(b) Total assets measured at fair value at December 31, 2025 includes approximately $19.0 million reported in cash and cash equivalents on the consolidated balance sheet.

4. Marketable Securities
The following tables summarize the Company's marketable securities (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,981	$—	$—	$4,981
Government-sponsored enterprises	37,771	—	(9)	37,762
Corporate debt securities	44,987	—	(18)	44,969
Total	$87,739	$—	$(27)	$87,712

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,935	$3	$—	$4,938
Government-sponsored enterprises	53,932	19	—	53,951
Corporate debt securities	73,796	15	(4)	73,807
Total	$132,663	$37	$(4)	$132,696

All of the Company's available-for-sale securities held as of March 31, 2026 and December 31, 2025 had contractual maturities of less than one year. All of the Company's available-for-sale securities in an unrealized loss position as of March 31, 2026 were in a loss position for less than twelve months. Unrealized losses on available-for-sale debt securities as of March 31, 2026 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell its investments before recovery of their amortized cost bases, which may be at maturity.
5. Inventory, Net
Inventory is composed of raw materials valued at the lower of cost or estimated net realizable value. Cost is determined using the moving average cost basis, which approximates cost on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess, obsolete or expired materials to their estimated realizable value in the period in which the impairment is first identified. Such write downs, should they occur, are recorded within the cost of manufacturing services in the statement of operations. Inventory at March 31, 2026 and December 31, 2025 consists of $9.5 million and $7.9 million in raw materials and supplies procured for the purpose of manufacturing drug substance for the Company's contract manufacturing customers. As of March 31, 2026 and December 31, 2025 there was no inventory reserve recorded.
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
Under the terms of the Royalty Purchase Agreement, the Company received a cash payment of $70.0 million. In exchange, Sagard acquired the royalties payable to the Company under the License Agreement for global net sales of ZYNYZ, subject to a cap. Following Sagard’s receipt of aggregate royalty payments totaling $140.0 million (Royalty Payment Cap), the Company will resume collecting all future royalties under the License Agreement. The Company has retained its other economic interests related to ZYNYZ, including future potential development, regulatory and commercial milestones.
The $70.0 million proceeds received from Sagard under the Royalty Purchase Agreement were recorded as a liability related to future royalties, net of transaction costs of $0.3 million, which will be amortized over the estimated life of the arrangement using the effective interest rate method. The Company accounted for the Royalty Purchase Agreement as a financing arrangement because the Company has significant continuing involvement in the generation of cash flows due to Sagard and other existing obligations under the License Agreement. Royalty revenue will be recognized as earned on net sales of ZYNYZ, and the Company will record the royalty payments Incyte makes to Sagard as a reduction of the liability when earned. The aggregate future estimated payments, less the $69.7 million of net proceeds, will be recorded as interest expense over the estimated life of the arrangement. As such payments are made to Sagard, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. The Company estimates the payments to be made to Sagard over the term of the Royalty Purchase Agreement based on forecasted royalties and calculates the effective interest rate required to discount such payments back to the liability balance. As of March 31, 2026, the estimated effective interest rate under the agreement was approximately 27.9%. Over the course of the Royalty Purchase Agreement, the actual effective interest rate will be affected by the amount and timing of net royalty revenue recognized and changes in forecasted revenue. On a quarterly basis, the Company will reassess the effective interest rate and adjust the rate prospectively as necessary. The company recognized non-cash interest expense of $4.9 million during the three months ended March 31, 2026, which is reflected in the interest and other expense line on the consolidated statements of operations.
Changes to the liability related to future royalties were as follows for the three months ended March 31, 2026 (in thousands):

Liability related to future royalties - beginning balance	$70,000
Non-cash royalty revenue payable to Sagard	(6,151)
Non-cash interest expense recognized	4,864
Liability related to future royalties - ending balance	$68,713

Subsequent to March 31, 2026, the Company and Sagard entered into an amendment to the Royalty Purchase Agreement. See Note 12, Subsequent Events for additional information.
7. Revenue
Collaborative and Other Agreements
Incyte Corporation
Incyte License Agreement
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte, which was amended in March 2018, April 2022, July 2022 and July 2024, for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017. The Company manufactures a portion of Incyte’s global commercial supply of retifanlimab. In March 2023, the FDA approved Incyte's Biologics License Application (BLA) for ZYNYZ (retifanlimab-dlwr) for the treatment of adults with metastatic or recurrent locally advanced Merkel cell carcinoma. In May 2025, the FDA approved ZYNYZ with carboplatin and paclitaxel for the first-line treatment of adults with inoperable locally recurrent or metastatic squamous cell carcinoma of the anal canal (SCAC), and as a single agent, for adults with locally recurrent or metastatic SCAC with disease progression on or intolerance to platinum-based chemotherapy. In December 2025, Japan's Ministry of Health, Labour and Welfare approved ZYNYZ as first-line therapy for adults with locally recurrent or metastatic SCAC. In March 2026, Incyte announced that the European Commission approved ZYNYZ in combination with carboplatin and paclitaxel for the first-line treatment of adult patients with metastatic or inoperable locally recurrent SCAC. Furthermore, Incyte has stated it is pursuing development of retifanlimab in potentially registration-enabling studies, including in patients with non-small cell lung cancer. Incyte is also pursuing development of retifanlimab in combination with select product candidates from its pipeline.

Under the terms of the Incyte License Agreement, as amended, Incyte leads global development of retifanlimab. From the inception of the Incyte License Agreement through March 31, 2026, the Company has recognized $215.0 million for certain development and regulatory milestones under the Incyte License Agreement. Assuming successful development and commercialization by Incyte in multiple indications, the Company is eligible to receive up to an additional $210.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. The Company was also eligible to receive tiered royalties of 15% to 24% on global net sales, but sold this right to Sagard in June 2025 as described more fully in

Note 6. Royalty Monetization Arrangement. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved. In addition, the Company retains the right to manufacture a portion of both companies' global commercial supply needs of retifanlimab, subject to the separate commercial supply agreement.
The Company evaluated the Incyte License Agreement under the provisions of ASC Topic 606, Revenue from Contracts with Customers (ASC 606) at inception and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. In July 2024, the Company and Incyte executed Amendment No. 4 to the Incyte License Agreement pursuant to which certain development milestones were deemed to have been met. The Company evaluated the amendment as a contract modification under the provisions of ASC 606 which resulted in $100.0 million of revenue being recognized in 2024. From 2018 through March 31, 2026, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $215.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab. Therefore, the associated consideration was added to the estimated transaction price and was recognized as revenue.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. The Company recognized $6.2 million and $0.4 million in royalty revenue under the Incyte License Agreement during the three months ended March 31, 2026 and 2025.
Incyte Commercial Supply Agreement
In 2020, the Company entered into an agreement with Incyte pursuant to which the Company is entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price is based on a fixed price per batch of bulk drug substance to be manufactured and is recognized over time as the services are provided, as the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. The transaction price is being recognized using the input method reflecting the costs incurred (including resources consumed and labor costs incurred) related to the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture retifanlimab is allocated to the related manufacturing activities and is recognized as revenue as those activities occur. Materials purchased by the Company to manufacture retifanlimab are considered inventory and are capitalized and expensed as the materials are used to provide the manufacturing services. The Company recognized $4.2 million and $0.4 million in revenue under the Incyte Commercial Supply Agreement during the three months ended March 31, 2026 and 2025, respectively, which is reflected in the Contract Manufacturing revenue line on the statement of operations and comprehensive loss.
Gilead Sciences, Inc
In 2022, the Company and Gilead Sciences, Inc. (Gilead) entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024, an investigational, bispecific antibody that binds CD123 and

CD3, and create bispecific cancer antibodies using the Company’s DART and TRIDENT platforms and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the agreement, the Company will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license under the Company’s intellectual property to develop and commercialize MGD024 and other bispecific antibodies of MacroGenics that bind CD123 and CD3 (CD123 Option). The agreement also granted Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by the Company and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). Gilead nominated the first of the two research programs in September 2023. In January 2024, the parties amended the Gilead Agreement to revise certain matters related to intellectual property in the performance of the research plans under the agreement. On August 30, 2024, the parties amended the agreement by entering into a second letter agreement under which Gilead will pay the Company to conduct certain research and which extended the period for Gilead to select its second research target combination.
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

The Company recognized $0.3 million in revenue and no revenue under the Gilead Agreement during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, $56.5 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2025, $56.8 million in revenue was deferred under this agreement, $1.3 million of which was current and $55.5 million of which was non-current.
In September 2023, the Company and Gilead executed a letter agreement (First Letter Agreement) through which Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program), the Company granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which the Company will provide research and development services. Gilead paid the Company a $15.7 million nomination fee. The Company evaluated the First Letter Agreement under the terms of ASC 606, and concluded that it is a modification to the Gilead Agreement that results in a separate contract since the modification is for additional goods and services that are distinct and at standalone selling price. The Company determined that the license and the related research and development activities were not distinct from one another, as the license has limited value without the performance of the research and development activities. As such, the Company determined that these should be combined into a single performance obligation. Gilead also has the exclusive option to pay the Company $10.0 million to obtain a license to exploit the research molecule and research product with respect to the First Research Program. The Company determined that this exclusive option does not provide a material right, as there is no discount on its standalone selling price.
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
The Company completed performing the services and recognizing revenue related to the First Research Program in mid-2025. The Company recorded $5.4 million in revenue related to the First Research Program during the three months ended March 31, 2025.
In November 2025, the parties amended the Gilead Agreement by entering into a third letter agreement (Third Letter Agreement) under which Gilead nominated the second of the two research programs contemplated in the Gilead Agreement (Second Research Program) and the Company granted Gilead a research license. Gilead also exercised their exclusive option to obtain a license to exploit the research molecule and research product with respect to the Second Research Program. Gilead paid the Company a total of $25.0 million related to the nomination and option exercise.
The Company evaluated the Third Letter Agreement under the terms of ASC 606, and concluded that it is a modification to the Gilead Agreement that results in a separate contract since the modification is for additional goods and services that are distinct and at standalone selling price. The Company determined that there is one performance obligation under the Third Letter Agreement; to grant the research term license and exploitation license. In accordance with ASC 606, the Company determined that the initial transaction price for the Second Research Program was $25.0 million, consisting of the non-refundable payment made by Gilead. The Company recognized this amount when it satisfied its performance obligation and transferred the license to Gilead during the year ended December 31, 2025. The Company is entitled to future development, regulatory and commercial milestones related to the Second Research Program should Gilead successfully develop and commercialize the molecule. These potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Gilead and, therefore, have also been excluded from the transaction price.
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
During the three months ended March 31, 2026 and 2025, no revenue was recognized under these agreements. As of March 31, 2026, the remaining future potential regulatory and commercial milestones total $329.5 million.
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
The Company evaluated the 2022 Incyte Manufacturing and Clinical Supply Agreement, the July 2022 Incyte Amendment and the Incyte Letter Agreements under the provisions of ASC 606 and identified one performance obligation to provide manufacturing runs to Incyte, as and when requested by Incyte, over the term of the contract that is part of a series of goods and services. The Company determined that the transaction price consists of the upfront payment of $10.0 million, the annual fixed payments and the payments per batch under the Incyte Letter Agreements totaling $41.7 million. The Company is recognizing revenue over time on a straight-line basis as the manufacturing services are provided to Incyte, as the Company determined that its efforts in providing the manufacturing services are incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product for Incyte is allocated to the related manufacturing activities and is recognized as revenue as those activities occur. Materials purchased by the Company to manufacture the product for Incyte are considered inventory and are capitalized and expensed as the materials are used to provide the manufacturing services.
The 2022 Incyte Manufacturing and Clinical Supply Agreement expired on December 31, 2025. During the three months ended March 31, 2025, the Company recognized revenue of $5.0 million under the 2022 Incyte Manufacturing and Clinical Supply Agreement.
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

The Company will recognize revenue over time on a straight-line basis as the manufacturing services are provided to Incyte, as the Company determined that its efforts in providing the manufacturing services are incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product for Incyte is allocated to the related manufacturing activities and is recognized as revenue as those activities occur. Materials purchased by the Company to manufacture the product for Incyte are considered inventory and are capitalized and expensed as the materials are used to provide the manufacturing services.
During the three months ended March 31, 2026, the Company recognized revenue of $3.9 million under the 2025 Incyte Manufacturing and Clinical Supply Agreement. As of March 31, 2026 and December 31, 2025, $1.6 million and $1.5 million in revenue was deferred under this agreement, respectively, all of which was current.
Emergent Biosolutions

In 2024 and 2025, the Company entered into agreements with Emergent BioSolutions (Emergent) to provide manufacturing services to produce certain Emergent bulk drug substance (Emergent Agreement). Under the terms of the agreement, the Company receives payments in accordance with the manufacturing schedule and are reimbursed for materials used to manufacture product, as well as other costs incurred to provide development and manufacturing services. The Company evaluated the Emergent Agreement under the provisions of ASC 606 and identified one performance obligation to manufacture bulk drug substances over the term of the contract that is part of a series of goods and services. The Company determined that the transaction price consisted of $13.5 million of fixed consideration. The Company is recognizing revenue over time on a straight-line basis as the manufacturing is provided to Emergent, as the Company determined that its efforts in providing the manufacturing services will be incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximates the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product for Emergent is allocated to the related manufacturing activities and is recognized as revenue as those activities occur. During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $5.6 million and $1.2 million, respectively, under the Emergent Agreement. As of March 31, 2026, $5.3 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2025, $5.6 million in revenue was deferred under this agreement, all of which was current.
8. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the three months ended March 31, 2026 and 2025, no shares of common stock were purchased under the 2016 ESPP.
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
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,417	$3,083
General and administrative	1,229	1,303
Total stock-based compensation expense	$2,646	$4,386
Employee stock options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended March 31,
	2026	2025
Expected dividend yield	0%	0%
Expected volatility	112.6% - 114.0%	110.7% - 115.6%
Risk-free interest rate	3.7% - 4.1%	4.0% - 4.5%
Expected term	6.22 years	6.11 years
The following table summarizes stock option activity during the three months ended March 31, 2026:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	14,106,148	$11.72		$125
Granted	2,761,410	1.72
Exercised	(4,231)	2.56
Forfeited	(133,294)	7.17
Expired	(769,667)	16.19
Outstanding, March 31, 2026	15,960,366	$9.81	6.7	$5,469
As of March 31, 2026:
Exercisable	9,922,570	$13.54	5.3	$524
Vested and expected to vest	15,373,381	$10.02	6.7	$5,047
As of March 31, 2026, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $13.5 million, which the Company expects to recognize over a weighted-average period of approximately 1.4 years. The following table summarizes additional information on stock options (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Weighted-average fair value per share of stock options granted	$1.47	$2.23
Total intrinsic value of stock options exercised	$3	$—
Total cash received for stock options exercised	$11	$—
Total grant date fair value of stock options vested	$2,434	$6,118
Restricted Stock Units
Restricted stock units (RSUs) are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSUs is recognized and amortized on a straight-line basis over the requisite service period of the award.

The following table summarizes RSU activity during the three months ended March 31, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2025	745,796	$8.84
Granted	623,310	—
Vested	(360,004)	9.29
Forfeited	(28,489)	9.88
Outstanding, March 31, 2026	980,613	$3.03

At March 31, 2026, there was $3.0 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 1.2 years.
9. Commitments and Contingencies
In-licensing Arrangement
In January 2022, the Company entered into a non-exclusive license agreement with Synaffix B.V., a Lonza company, (Synaffix) to develop, manufacture and commercialize up to three antibody-drug conjugate targets using Synaffix’s proprietary technology. The Company made an upfront payment to Synaffix upon contract execution. In March 2023, the Company and Synaffix amended the agreement, adding four additional targets. Assuming all seven targets are successfully developed and commercialized, the Company would be obligated to pay up to $2.8 billion for development, regulatory and sales milestones. Finally, pursuant to the terms of this license agreement, as amended, upon commencement of commercial sales of any products developed from these targets, the Company would be required to pay Synaffix tiered royalties in the low‑single digit percentages on net sales of the respective products. The Company may terminate this agreement at any time with 30 days’ notice to Synaffix. Amounts paid to Synaffix under this agreement are recorded as research and development expense in the consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2026 and 2025, the Company recorded expense of $0.3 million and $1.3 million, respectively, under this agreement.
Contractual Commitments
The Company has certain contractual commitments under manufacturing-related supplier arrangements as of March 31, 2026 totaling $7.4 million that expire through January 2027.
10. Net Loss Per Share
Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. All stock options and RSUs are excluded from the per share calculations as such securities were anti-dilutive for all periods presented. The following table presents the number of stock options and RSUs that were excluded from the calculation of net loss per share:

	Three Months Ended March 31,
	2026	2025
Stock options and RSUs	16,940,979	15,423,656

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
The table below summarizes the significant expenses regularly reviewed by the CODM (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenue (a)	$20,775	$13,192
Cost of manufacturing services	9,530	5,400
Research and development expenses:
Lorigerlimab	7,459	8,877
MGC026	6,805	5,953
MGC028	6,394	3,934
Next-generation T-cell engagers	4,649	2,273
MGC030	3,929	2,506
MGD024	2,776	2,192
Vobramitamab duocarmazine	387	8,267
Preclinical antibody-drug conjugates (ADCs)	64	1,799
Other programs	2,511	3,897
Total research and development expenses	34,974	39,698
General and administrative expenses	9,710	10,718
Other segment income (loss), net (b)	(3,335)	1,588
Net loss	$(36,774)	$(41,036)
(a) Total revenue includes collaborative and other agreements, contract manufacturing, and royalty revenue.
(b) Other segment income (loss), net includes interest and other income and interest and other expense.

The Company operates in the United States and all material long-lived assets of the Company reside in the United States. For information about the Company’s revenues, see Note 7. Revenue.
12. Subsequent Events
Sagard Royalty Purchase Agreement Amendment
On May 1, 2026, the Company and Sagard entered into an amendment to the Royalty Purchase Agreement described in Note 6, Royalty Monetization Arrangement, pursuant to which the Company received a non-refundable cash payment of $60.0 million, bringing the aggregate purchase price under the Royalty Purchase Agreement to $130.0 million (Aggregate Purchase Price). In exchange, the parties revised the capped royalty interest payable to Sagard on future global net sales of ZYNYZ, such that all royalty rights under the Incyte License Agreement will revert back to the Company once Sagard has received aggregate royalty payments of either 1.70x of the Aggregate Purchase Price by September 30, 2032, or 2.0x of the Aggregate Purchase Price at any time thereafter. In addition, pursuant to the amendment, the Company is eligible to receive an additional one-time milestone payment of up to $20.0 million, contingent upon ZYNYZ achieving specified calendar year 2026 net sales thresholds under the Incyte License Agreement. Any such milestone payment received by the Company will be added to the Aggregate Purchase Price for purposes of calculating the royalty payment cap.

Asset Purchase Agreement
On May 11, 2026, the Company entered into an Asset Purchase Agreement (Purchase Agreement) with Bora Pharmaceuticals Co., Ltd and Bora Biologics USA LLC (collectively, Bora) pursuant to which the Company agreed to sell to Bora assets and liabilities related to its CDMO Operations (the Transaction).
Pursuant to the Purchase Agreement, following the satisfaction or waiver of all closing conditions, Bora will pay the Company $122.5 million in cash at closing for the CDMO Operations, subject to customary adjustments, including for working capital and indebtedness. Additionally, the Purchase Agreement provides for up to $5.0 million of potential additional post-closing cash payments to the Company upon achievement of certain manufacturing milestones by the CDMO Operations and professional development program services to be performed by the CDMO Operations in 2027 and 2028. All of the Company’s current contracts to provide manufacturing services to external customers will transfer to Bora upon closing.
In addition, at the closing of the Transaction it is contemplated that the Company will enter into certain customary ancillary agreements, including (i) a manufacturing and supply agreement, pursuant to which Bora will be required to provide certain clinical manufacturing and supply services to the Company, (ii) a transition services agreement, pursuant to which Bora and the Company will provide certain customary transition services to each other for a stated period following the closing, and (iii) a sublease agreement, pursuant to which a portion of the Company's facility located at 9704 Medical Center Drive, Rockville, Maryland will be subleased by Bora to the Company for a period of time. The closing of the Transaction is subject to customary closing conditions. The Transaction is expected to close in the third quarter of 2026.
The assets and liabilities of the CDMO Operations have not been classified as held for sale in the accompanying March 31, 2026 balance sheet, as not all criteria under ASC 360-10-45-9 were met as of that date. Management is evaluating whether the disposal qualifies for discontinued operations presentation under ASC 205-20; that determination will be reflected in the Company's Form 10-Q for the quarter ended June 30, 2026.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations is based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with U.S. generally accepted accounting principles (GAAP), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Overview
We are a clinical-stage biopharmaceutical company focused on developing innovative antibody-based therapeutics for the treatment of cancer. We generate our pipeline of product candidates from our proprietary suite of antibody technology platforms. We are currently developing therapeutics utilizing multiple modalities, including antibody-drug conjugates (ADCs) and multi-specific antibodies (which we refer to as DART and TRIDENT molecules). The combination of our technology platforms and antibody engineering expertise has allowed us to generate promising product candidates – three of which have received marketing approval by the U.S. Food and Drug Administration (FDA) – and to enter into several strategic collaborations with global biopharmaceutical companies. These collaborations have provided us with over $1.6 billion of non-dilutive funding since our inception in 2000, and have enabled us to leverage the additional expertise of our collaborators to advance the development of multiple partnered product candidates. In addition, we operate a commercial-scale cGMP antibody manufacturing facility in our Maryland headquarters. We have utilized the facility to support our clinical programs and we also provide outsourced contract development and manufacturing services to our collaborators and other third parties for commercial and clinical products to offset a significant portion of the operating costs of this facility. See Note 12, Subsequent Events, of the Notes to the Consolidated Financial Statements for additional information regarding the sale of the assets and liabilities related to our manufacturing operations.

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

We and our partners are developing or commercializing product candidates for which we retain certain economic rights. These include three products approved by the FDA: ZYNYZ (retifanlimab-dlwr), an anti-PD-1 monoclonal antibody (mAb) that we out-licensed; MARGENZA (margetuximab-cmkb), an anti-HER2 mAb that we sold to a partner; and TZIELD (teplizumab-mzwv), an anti-CD3 mAb that we sold to a partner. We are also collaborating with Gilead Sciences, Inc. (Gilead) on the development of MGD024, a bispecific DART molecule targeting CD123 and CD3 that utilizes our next-generation T-cell engager technology, as well as two additional undisclosed pre-clinical DART and TRIDENT molecule development programs

Our operations to date have concentrated on developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, operating manufacturing facilities, business planning and raising capital. We began generating revenues from the sale of products in 2021. We have financed our operations primarily through the public and private offerings of our securities, and collaborations with other biopharmaceutical companies. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2026, combined with the $60.0 million received from Sagard in May 2026, and the anticipated $122.5 million proceeds (before transaction fees and expenses and subject to customary adjustments), expected upon closing, from the sale of our manufacturing operations to Bora Pharmaceuticals Co., Ltd. and Bora Biologics USA, LLC (collectively, Bora), as well as projected and anticipated future payments from our partners and anticipated savings from our ongoing cost-reduction initiatives, supports our cash runway through 2028. We have implemented, and will continue to evaluate and execute, various cost-saving measures that are intended to extend our financial runway while continuing to progress our pipeline.
Through March 31, 2026, we had an accumulated deficit of $1.3 billion. We expect that over the next several years this deficit will increase as we continue to incur research and development expense in connection with our ongoing activities and several clinical trials.
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
Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte Corporation (Incyte). We have an exclusive global collaboration and license agreement with Incyte for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Under this agreement, as amended, Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. We received an upfront payment of $150.0 million and milestone payments totaling $215.0 million from Incyte through March 31, 2026, including $100.0 million received in August 2024. We are eligible to receive up to an additional $210.0 million in development and regulatory milestones and $330.0 million in commercial milestones. We receive tiered royalties of 15% to 24% on any global net sales, other than with respect to ZYNYZ (see Note 6. Royalty Monetization Arrangement for further information), and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also have an agreement with Incyte under which we performed development and manufacturing services for Incyte's clinical needs of retifanlimab and another agreement under which we are entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement).
•Gilead. In October 2022, we and Gilead entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024 and create bispecific cancer antibodies using our DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the Gilead Agreement, we will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license to develop and commercialize MGD024 and other bispecific antibodies of ours that bind CD123 and CD3 (CD123 Option). The agreement also granted Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by us and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). As part of the Gilead Agreement, Gilead paid us a non-refundable upfront payment of $60.0 million and we will be eligible to receive up to $1.7 billion in target nomination, option fees, and development, regulatory and commercial milestones, assuming Gilead exercises the CD123 Option and Research Program Option, successfully develops and commercializes MGD024 or other CD123 products developed under the agreement, and products result from the two additional research programs. Assuming exercise of the CD123 Option, we will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs. In 2023, Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program) and paid us a $15.7 million nomination fee. We granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which we will provide research and development services. In January 2024, the parties amended the Gilead Agreement to revise certain matters related to intellectual property in the performance of the research plans under the agreement. In June 2024, Gilead paid us variable consideration totaling $3.3 million upon achievement of a research plan milestone. In September 2025, Gilead nominated the second of the two research programs contemplated in the Gilead Agreement (Second Research Program) and we granted Gilead a research license. Gilead also exercised their exclusive option to obtain a license to exploit the research molecule and research product with respect to the Second Research Program. Gilead is obligated to pay us a total of $25.0 million related to the nomination and option exercise.
Critical Accounting Estimates
Our critical accounting estimates are policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting estimates is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes with respect to our critical accounting estimates during the three months ended March 31, 2026.
Results of Operations
Revenue
The following represents a comparison of our revenue for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025
Collaborative and other agreements	$0.6	$6.6	$(6.0)	(91)%
Contract manufacturing	14.0	6.2	7.8	126%
Royalty revenue	6.2	0.4	5.8	N/A
Total revenue	$20.8	$13.2	$7.6	58%
The increase in revenue of $7.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to:
•an increase of $7.8 million in contract manufacturing revenue due to higher production volume in 2026; and
•an increase of $5.8 million in royalty revenue recognized due to higher sales of ZYNYZ.
These increases were partially offset by:
•a decrease of $6.0 million in collaborative and other agreements.
Revenue from collaborative and other agreements may vary substantially from period to period depending on the progress made by our collaborators with their product candidates and the timing of milestones achieved under current agreements, and whether we enter into additional collaboration agreements.
Cost of Manufacturing Services
Cost of manufacturing services was $9.5 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively. Cost of manufacturing services includes process development costs and costs to produce bulk drug substance for our contract development and manufacturing customers. We expect cost of manufacturing services to vary from period to period based on the agreed-upon manufacturing schedule.

Research and Development Expense
The following represents a comparison of our research and development expense for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025
Lorigerlimab	$7.5	$8.9	$(1.4)	(16)%
MGC026	6.8	6.0	0.8	13%
MGC028	6.4	3.9	2.5	64%
Next-generation T-cell engagers	4.6	2.3	2.3	100%
MGC030	3.9	2.5	1.4	56%
MGD024	2.8	2.2	0.6	27%
Vobramitamab duocarmazine (vobra duo)	0.4	8.3	(7.9)	(95)%
Preclinical antibody-drug conjugates (ADCs)	0.1	1.8	(1.7)	(94)%
Other programs (a)	2.5	3.8	(1.3)	(34)%
Total research and development expense	$35.0	$39.7	$(4.7)	(12)%
(a) Includes discontinued projects.
The decrease in our research and development expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to:
•decreased vobra duo costs due to the decision to discontinue further internal development of that program; and
•decreased development costs related to certain pre-clinical ADCs.
These decreases were partially offset by:
•increased clinical trial costs related to MGC028; and
• increased development costs related to certain next generation T-cell engagers.
There are uncertainties associated with our research and development expenses for future quarters which are impacted by multiple variables, including timing of wind down activities for recently closed studies and current and expected expenditures associated with our ongoing clinical studies.
General and Administrative Expense
For the three months ended March 31, 2026 and 2025, general and administrative expenses were $9.7 million and $10.7 million, respectively.

Liquidity and Capital Resources
Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(35.8)	$(46.9)
Investing activities	45.3	9.9
Financing activities	(0.2)	(0.3)
Net change in cash and cash equivalents	$9.3	$(37.3)
Operating Activities
Net cash used in operating activities consists of our net loss adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation and changes in working capital.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2026 and 2025 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities and purchases of property, equipment and software.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2026 and 2025 primarily includes taxes related to net share settlement of equity awards.
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
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings and revenue from our multiple collaboration agreements. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2026, combined with the $60.0 million received from Sagard in May 2026, and the anticipated $122.5 million proceeds (before transaction fees and expenses and subject to customary adjustments), expected upon closing, from the sale of our manufacturing operations to Bora, as well as projected and anticipated future payments from our partners, and anticipated savings from our ongoing cost-reduction initiatives, supports our cash runway through 2028. We have implemented, and will continue to evaluate and execute, various cost-saving measures that are intended to extend our financial runway while continuing to progress our pipeline.

Material Cash Requirements
During the three months ended March 31, 2026, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 As of March 31, 2026, our exposure to market risk has not changed materially since December 31, 2025. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 9, 2026.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes in the risk factors described in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, aside from the risk factors included below:
Risk Factors Related to the Sale of our GMP Manufacturing Operations

The announcement and pendency of the sale of our CDMO Operations could adversely affect our business, financial condition, results and operations.

In May 2026, we entered into the Asset Purchase Agreement (the “Purchase Agreement”) with Bora Pharmaceuticals Co., Ltd., a company organized under the laws of Taiwan, and Bora Biologics USA, LLC, a Delaware limited liability company (collectively, the “Purchaser”), pursuant to which we agreed to sell to the Purchaser assets and current liabilities related to our GMP manufacturing operations, including our CDMO business (the “CDMO Operations”). In connection with the sale of the CDMO Operations, the Purchaser also intends to extend offers of employment to approximately 140 of our employees currently employed in our manufacturing and related functions.

The May 2026 announcement and pendency of the closing of the sale of our CDMO Operations could cause disruptions in, and create uncertainty surrounding, our business, which could have an adverse effect on our business, financial condition, results and operations, regardless of whether the transaction is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the transaction:

•the diversion of significant management time and resources towards the completion of the closing of the transaction;
•the impairment of our ability to attract, retain, and motivate key personnel, including our senior management, and particularly those employees to whom employment offers will be extended by the Purchaser;
•difficulties maintaining relationships with customers, suppliers, and other business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Purchase Agreement that we conduct our business in the ordinary course and not engage in certain kinds of transactions prior to the completion of the transaction; and
•litigation relating to the transaction and the costs and distractions related thereto, which could impact our ability to close the transaction within the expected timeframe, or at all.

The sale of our CDMO Operations may not be completed within the expected timeframe, or at all, and the failure to complete the transaction could adversely affect our business and the market price of our common stock.

The completion of the sale of our CDMO Operations is subject to a number of closing conditions as set forth in the Purchase Agreement, including the consent of our landlord to the assignment of the lease of the 9704 Medical Center Drive headquarters, which is the site of our manufacturing operations, and the warehouse operations located at 4735 Arcadia Drive, Frederick, Maryland. We cannot predict when or if these conditions will be satisfied.

There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the transaction, if the transaction is not consummated. Failure to complete the sale of our CDMO Operations could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•if the sale of our CDMO Operations is not completed, the share price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the transaction will be completed;
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the sale of the CDMO Operations, including with respect to the transfer of our manufacturing services contracts, for which we may receive little or no benefit if the transaction is not completed. Many of these fees and costs will be payable by us even if the transaction is not completed and may relate to activities that we would not have undertaken other than to complete the transaction; and
•a failed sale of our CDMO Operations may result in negative publicity and a negative impression of us in the investment community.

The transaction may also be subject to additional governmental reviews, approvals or clearances. Any such review, approval process or clearance could delay the consummation of the transaction, require the parties to agree to conditions or mitigation measures that increase costs or limit the anticipated benefits of the transaction, or result in the inability of the parties to complete the transaction on the anticipated terms or at all..

We may not realize the expected benefits from the sale of our CDMO Operations.

We may not be able to achieve the full strategic and financial benefits expected to result from the sale of our CDMO Operations, or such benefits may be delayed or not occur at all. In particular, we have made the strategic decision to dispose of our manufacturing facilities and related assets in order to focus on the advancement of our core business, the clinical and preclinical pipeline. Following the closing of the transaction, we will no longer operate our own GMP manufacturing facility and must rely on third parties, including the Purchaser for the clinical and, if approved, commercial manufacture of our product candidates. Although upon closing, we intend to enter into an agreement with the Purchaser for manufacturing services, we have not yet executed such agreement and may not realize the anticipated cost savings associated with contracting out our manufacturing requirements. The assumptions we made related to the sale of our CDMO Operations may prove to be inaccurate, including as to the expected benefits of the transaction and anticipated cost savings. Further, the transition activities following closing may disrupt our operations and divert management’s attention from our business. Moreover, the base purchase price of $122.5 million is subject to certain customary adjustments, including for working capital and indebtedness as set forth in the Purchase Agreement, which may result in lower net proceeds than we anticipate. An inability to realize the anticipated benefits of the transaction could have an adverse impact on our business, financial condition and results of operations.

If the sale of the CDMO Operations is consummated, the Purchase Agreement provides that the Purchaser will assume certain liabilities related to the CDMO Operations and that we will retain certain excluded assets and excluded liabilities. However, notwithstanding the consummation of the transaction, we may remain responsible for, and may be required to satisfy, certain liabilities and obligations, including liabilities that are retained by us under the Purchase Agreement, liabilities that are not effectively assumed by the Purchaser, liabilities that arise out of or relate to our ownership and operation of the CDMO Operations and related facilities prior to closing, and liabilities that are not discovered, asserted or quantified until after closing. These liabilities and obligations could include, among other things, liabilities related to employee matters, taxes, environmental health and safety matters, product quality matters, regulatory compliance, and claims by customers, suppliers, counterparties or other third parties (including claims alleging breaches of contract or tort or other claims arising from pre-closing conduct of the CDMO Operations). In addition, the Purchase Agreement may require us to indemnify the Purchaser for certain matters, and disputes may arise between us and the Purchaser regarding whether a particular liability is an assumed liability or a retained liability, the scope of any indemnification obligations, or the allocation of responsibility for certain claims.

Following the closing of the sale of our CDMO Operations, we will no longer operate our own cGMP manufacturing facility and instead will rely on third parties, including the Purchaser, for the clinical and, if approved, commercial manufacture of our product candidates. The third-party manufacturing facilities on which we rely may have limited capacity or fail to meet the applicable stringent regulatory requirements.

Upon the completion of the sale of our CDMO Operations, we will not have any proprietary cGMP manufacturing facilities owned or operated by us. We instead will rely on third parties, including Purchaser, for the cGMP manufacture of our product candidates for clinical development and, if approved, commercial supply. We intend to enter into a long-term manufacturing and supply agreement with the Purchaser in connection with the closing of the transaction; however, we have not yet executed such agreement. There is no guarantee that we will or have properly estimated our required manufacturing capacities or that the third parties we rely on to provide required machinery and materials for the manufacturing process, including the Purchaser, will be able to perform on our proposed timelines or meet our manufacturing demands, if at all. Also, if we must increase production capacity for any reason, we may need to make considerable investments that could lead to significant financing needs or require us to enter into subcontracting agreements in order to outsource part of the production.

If the Purchaser or any other third-party contract manufacturing organization on which we rely experiences capacity constraints, other disruptions, or delays in manufacturing our product candidates, our planned clinical trials and necessary manufacturing capabilities will be disrupted or delayed. Third-party manufacturers may not be able to meet our needs concerning timing, quantity, or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval or the market introduction and subsequent sales of any approved products. Any such delay may lower our revenues and potential profitability. If any third party breaches or terminates its agreement with us or fails to conduct its activities in a timely manner, the commercialization of our product candidates could be slowed down or blocked completely. It is possible that third parties relied upon by us will change their strategic focus, pursue alternative technologies, or develop alternative product candidates, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs, or for other reasons. The effectiveness of these third parties in marketing their own products may also affect our revenues and earnings. We intend to continue to enter into additional third-party agreements in the future. However, we may not be able to negotiate any additional agreements successfully. Even if established, these relationships may not be scientifically or commercially successful.

The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA. We do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards or similar regulatory requirements and other laws and regulations, such as those related to environmental health and safety matters. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we may be unable to obtain regulatory approval of our marketing applications. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supply of our products.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully, if approved. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

Item 5.	Other Information
10b5-1 Trading Plans
During the three months ended March 31, 2026, none of the Company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Dated: May 13, 2026