Form 10-Q
period 2026-06-30
MACROGENICS INC
filed 2026-08-14
CIK 1125345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2026, 63,700,187 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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
•our expectations regarding the anticipated benefits of the sale of our CDMO Operations;
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
•our commercialization capabilities and strategy;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MACROGENICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,907	$57,217
Marketable securities	59,398	132,696
Accounts receivable	24,597	427
Other receivable	119,576	—
Prepaid expenses and other current assets	4,209	7,224
Total current assets associated with discontinued operations (Note 11)	—	22,377
Total current assets	321,687	219,941
Property, equipment and software, net	2,387	2,103
Operating lease right-of-use assets	21,140	21,780
Other non current assets	195	207
Total non current assets associated with discontinued operations (Note 11)	—	12,815
Total assets	$345,409	$256,846

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,442	$3,258
Accrued expenses and other current liabilities	29,902	22,061
Deferred revenue	55,503	1,276
Lease liabilities	4,976	4,905
Liability related to future royalties	14,992	—
Total current liabilities associated with discontinued operations (Note 11)	—	11,615
Total current liabilities	108,815	43,115
Liability related to future royalties, net of current portion	163,155	70,000
Deferred revenue, net of current portion	—	55,503
Lease liabilities, net of current portion	30,116	30,601
Other non current liabilities	450	1,052
Total non current liabilities associated with discontinued operations (Note 11)	—	984
Total liabilities	302,536	201,255

Stockholders' equity:
Common stock, $0.01 par value -- 125,000,000 shares authorized, 63,645,711 and 63,318,613 shares outstanding at June 30, 2026 and December 31, 2025, respectively	637	633
Additional paid-in capital	1,303,848	1,299,264
Accumulated other comprehensive income (loss)	(15)	32
Accumulated deficit	(1,261,597)	(1,244,338)
Total stockholders' equity	42,873	55,591
Total liabilities and stockholders' equity	$345,409	$256,846
See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Collaborative and other agreements	$25,488	$5,558	$26,058	$12,157
Royalty revenue	7,344	1,311	13,495	1,754
Total revenues	32,832	6,869	39,553	13,911
Costs and expenses:
Research and development	38,780	40,791	73,754	80,489
General and administrative	7,904	9,302	17,614	20,020
Total costs and expenses	46,684	50,093	91,368	100,509
Loss from operations	(13,852)	(43,224)	(51,815)	(86,598)
Loss on extinguishment of royalty monetization liability	(52,762)	—	(52,762)	—
Interest and other income	1,368	1,414	2,922	3,093
Interest and other expense	(4,396)	(802)	(9,285)	(894)
Loss before income taxes	(69,642)	(42,612)	(110,940)	(84,399)
Income tax provision	—	105	—	105
Net loss from continuing operations	(69,642)	(42,717)	(110,940)	(84,504)
Net income from discontinued operations, net of taxes	89,157	6,466	93,681	7,217
Net income (loss)	19,515	(36,251)	(17,259)	(77,287)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	12	(6)	(47)	(12)
Comprehensive income (loss)	$19,527	$(36,257)	$(17,306)	$(77,299)

Net income (loss) per common share - basic
Net loss from continuing operations	$(1.10)	$(0.67)	$(1.75)	$(1.34)
Net income from discontinued operations	1.40	0.10	1.47	0.11
Net income (loss) per share - basic	$0.31	$(0.57)	$(0.27)	$(1.23)
Net income (loss) per common share - diluted
Net loss from continuing operations	$(1.10)	$(0.67)	$(1.75)	$(1.34)
Net income from discontinued operations	1.40	0.10	1.47	0.11
Net income (loss) per share - diluted	$0.31	$(0.57)	$(0.27)	$(1.23)

Weighted average common shares outstanding
Basic and diluted	63,594,453	63,136,057	63,522,516	63,051,207
See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2025	63,318,613	$633	$1,299,264	$(1,244,338)	$32	$55,591
Share-based compensation	—	—	2,646	—	—	2,646
Stock plan related activity	241,455	3	(209)	—	—	(206)
Unrealized loss on investments	—	—	—	—	(59)	(59)
Net loss	—	—	—	(36,774)	—	(36,774)
Balance, March 31, 2026	63,560,068	636	1,301,701	(1,281,112)	(27)	21,198
Share-based compensation	—	—	1,974	—	—	1,974
Stock plan related activity	85,643	1	173	—	—	174
Unrealized gain on investments	—	—	—	—	12	12
Net income	—	—	—	19,515	—	19,515
Balance, June 30, 2026	63,645,711	$637	$1,303,848	$(1,261,597)	$(15)	$42,873

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	62,819,857	$628	$1,285,143	$(1,169,718)	$4	$116,057
Share-based compensation	—	—	4,386	—	—	4,386
Stock plan related activity	270,466	3	(286)	—	—	(283)
Unrealized loss on investments	—	—	—	—	(5)	(5)
Net loss	—	—	—	(41,036)	—	(41,036)
Balance, March 31, 2025	63,090,323	631	1,289,243	(1,210,754)	(1)	79,119
Share-based compensation	—	—	3,679	—	—	3,679
Issuance of common stock, net of offering costs	—	—	—	—	—	—
Stock plan related activity	115,380	1	76	—	—	77
Unrealized loss on investments	—	—	—	—	(6)	(6)
Net loss	—	—	—	(36,251)	—	(36,251)
Balance, June 30, 2025	63,205,703	$632	$1,292,998	$(1,247,005)	$(7)	$46,618

See notes to consolidated financial statements.

MACROGENICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(17,259)	$(77,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,395	3,678
Amortization of premiums and discounts on marketable securities	(1,182)	(493)
Share-based compensation expense	4,620	8,076
Non-cash loss on extinguishment of royalty monetization liability	52,762	—
Non-cash royalty revenue	(13,495)	—
Non-cash interest expense	8,880	587
Non-cash lease expense	716	799
Gain on sale of CDMO operations before transaction costs	(94,842)	—
Loss on disposal of assets	353	—
Changes in operating assets and liabilities:
Accounts receivable	(23,002)	(8,223)
Inventory	(1,242)	(9,275)
Prepaid expenses and other current assets	1,183	4,862
Other non current assets	—	159
Accounts payable	18	(388)
Accrued expenses and other current liabilities	7,379	(7,651)
Lease liabilities	(513)	(214)
Deferred revenue	(2,730)	(8,205)
Other non current liabilities	(600)	(300)
Net cash used in operating activities	(76,559)	(93,875)
Cash flows from investing activities
Purchases of marketable securities	(35,109)	(53,428)
Proceeds from maturities of marketable securities	109,542	26,936
Purchases of property, equipment and software	(1,150)	(1,244)
Net cash provided by (used in) investing activities	73,283	(27,736)
Cash flows from financing activities
Proceeds from stock option exercises and ESPP purchases	184	66
Taxes paid related to net share settlement of equity awards	(218)	(282)
Net proceeds from sale of future royalties	60,000	69,673
Net cash provided by financing activities	59,966	69,457
Net change in cash and cash equivalents	56,690	(52,154)
Cash and cash equivalents at beginning of period	57,217	182,840
Cash and cash equivalents at end of period	$113,907	$130,686

Supplemental cash flow disclosures
Cash paid for income taxes	$—	$105
Non-cash operating and investing activities
Property and equipment included in accounts payable or accruals	$72	$33

See notes to consolidated financial statements.

MACROGENICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Nature of Operations
Description of the business
MacroGenics, Inc. (the Company) is incorporated in the state of Delaware. The Company is a biopharmaceutical company focused on developing innovative antibody-based therapeutics for the treatment of cancer. The Company generates its pipeline of product candidates from its proprietary suite of antibody technology platforms. The Company is currently developing therapeutics utilizing multiple modalities, including antibody-drug conjugates (ADCs) and multi-specific antibodies (which are referred to as DART® and TRIDENT® molecules). The combination of the Company’s technology platforms and antibody engineering expertise has allowed the Company to generate promising product candidates – three of which have received marketing approval by the U.S. Food and Drug Administration (FDA) – and to enter into several strategic collaborations with global biopharmaceutical companies. These collaborations have enabled the Company to leverage the additional expertise of its collaborators to advance the development of multiple partnered product candidates. The Company operated a commercial-scale cGMP antibody manufacturing facility in its Maryland headquarters to support its clinical programs and to provide outsourced contract development and manufacturing services to its collaborators and other third parties for commercial and clinical products until June 30, 2026, on which date the Company completed its sale of certain assets and liabilities related to its contract development and manufacturing operations (CDMO Operations). The historical results of the CDMO Operations are reflected as discontinued operations in the Company's consolidated financial statements for all periods presented. See Note 11, Discontinued Operations, for additional information regarding the sale of the assets and liabilities related to the Company's CDMO Operations.
The Company is currently advancing multiple proprietary product candidates. These include three clinical-stage ADCs incorporating a novel topoisomerase I inhibitor (TOP1i)-based linker-payload: MGC026, which targets B7-H3; MGC028, which targets ADAM9; and MGC030, which is directed against an undisclosed target. The Company is also developing lorigerlimab, a clinical-stage bispecific DART molecule targeting the immune checkpoint receptors PD-1 and CTLA-4. In addition, the Company is developing multiple preclinical-stage ADC and next-generation T-cell engager programs.

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
As a biotechnology company, the Company has primarily funded its operations with proceeds from the sale of its common stock in equity offerings and revenue from its multiple collaboration agreements. Management regularly reviews the Company’s available liquidity relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital. The Company plans to meet its future operating requirements by generating revenue from current and future strategic collaborations or other arrangements and royalties. The Company anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support its product development activities. If the Company is unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate one or more of its product research and development programs or clinical studies, reduce other operating expenses, and/or downsize its organization. Based on the Company’s most recent cash flow forecast, the Company believes its current resources are sufficient to fund its operating plans for a minimum of twelve months from the date that this Quarterly Report on Form 10-Q was filed. The Company has implemented, and will continue to evaluate and execute, various cost-saving measures that are intended to extend its financial runway while continuing to progress its pipeline.
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
On May 11, 2026, the Company entered into an Asset Purchase Agreement with Bora Pharmaceuticals Co., Ltd. and Bora Biologics USA, LLC (collectively, Bora) to sell certain assets and liabilities comprising its contract development and manufacturing operations (CDMO Operations) (the Bora Agreement). Prior-period amounts have been reclassified to reflect the presentation of the CDMO Operations as discontinued operations. See Note 11, Discontinued Operations, for additional information regarding the sale of the assets and liabilities related to the Company's CDMO Operations.
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
Reclassification
Royalty revenue of approximately $1.3 million and $1.8 million for the three and six months ended June 30, 2025, respectively, was reclassified from Collaborative and other agreements to Royalty revenue on the consolidated statement of operations and comprehensive income (loss) to conform to the current period presentation.
2. Summary of Significant Accounting Policies
During the three months ended June 30, 2026, there were no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 with the exception of the change to the Company's significant accounting policies noted below.
Discontinued Operations
On June 30, 2026, the Company completed the sale of its contract development and manufacturing organization operations to Bora. In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, a component of an entity that has been disposed of, or is classified as held for sale, is reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the entity's operations and financial results. The Company evaluated the quantitative and qualitative factors relevant to the divestiture of the CDMO Operations, including the significance of the CDMO Operations to its consolidated revenues, net income (loss), and total assets, and determined that the disposal represented such a strategic shift and met the criteria for presentation as discontinued operations.

Accordingly, the results of operations of the CDMO Operations are reported as discontinued operations, and the related assets and liabilities are classified as assets and liabilities of discontinued operations, in the accompanying consolidated financial statements for all periods presented. Prior period amounts have been recast to conform to this presentation. Discontinued operations comprise the contract manufacturing revenue and cost of manufacturing services historically attributable to the CDMO Operations, together with the gain recognized on the disposal. Amounts historically presented as shared or corporate costs that are expected to continue subsequent to the disposal have not been allocated to discontinued operations and remain in continuing operations. Assets and liabilities classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell, and depreciation and amortization of long-lived assets within the disposal group ceased upon classification as held for sale. Unless otherwise noted, amounts in the notes to the consolidated financial statements relate to continuing operations.

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
3. Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and the liability related to future royalties. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of their short-term nature. The liability related to future royalties was recognized at fair value upon extinguishment of the Company's prior debt obligation and is subsequently measured at amortized cost using the effective interest method see Note 5. Royalty Monetization Arrangement for additional information. The Company accounts for recurring and non-recurring fair value measurements in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at June 30, 2026
	Total	Level 1	Level 2
Assets:
Money market funds	$35,795	$35,795	$—
U.S. Treasury securities	12,857	—	12,857
Government-sponsored enterprises	27,890	—	27,890
Corporate debt securities	32,095	—	32,095
Total assets measured at fair value(a)	$108,637	$35,795	$72,842

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2
Assets:
Money market funds	$11,466	$11,466	$—
U.S. Treasury securities	4,939	—	4,939
Government-sponsored enterprises	53,950	—	53,950
Corporate debt securities	81,300	—	81,300
Total assets measured at fair value(b)	$151,655	$11,466	$140,189
(a) Total assets measured at fair value at June 30, 2026 includes approximately $49.2 million reported in cash and cash equivalents on the consolidated balance sheet.
(b) Total assets measured at fair value at December 31, 2025 includes approximately $19.0 million reported in cash and cash equivalents on the consolidated balance sheet.
4. Marketable Securities
The following tables summarize the Company's marketable securities (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$12,860	$—	$(3)	$12,857
Government-sponsored enterprises	27,896	—	(6)	27,890
Corporate debt securities	18,657	—	(6)	18,651
Total	$59,413	$—	$(15)	$59,398

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,935	$3	$—	$4,938
Government-sponsored enterprises	53,932	19	—	53,951
Corporate debt securities	73,796	15	(4)	73,807
Total	$132,663	$37	$(4)	$132,696

All of the Company's available-for-sale securities held as of June 30, 2026 and December 31, 2025 had contractual maturities of less than one year. All of the Company's available-for-sale securities in an unrealized loss position as of June 30, 2026 were in a loss position for less than twelve months. Unrealized losses on available-for-sale debt securities as of June 30, 2026 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company's available-for-sale debt securities was recorded. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell its investments before recovery of their amortized cost bases, which may be at maturity.
5. Royalty Monetization Arrangement
In June 2025, the Company and an entity affiliated with Sagard Healthcare Partners (Sagard) entered into a Purchase and Sale Agreement (Royalty Purchase Agreement) pursuant to which the Company sold to Sagard its right to receive royalties on global net sales of ZYNYZ (retifanlimab-dlwr) occurring on and after July 1, 2025 under the Company’s Global Collaboration and License Agreement, dated as of October 24, 2017, as amended (Incyte License Agreement), with Incyte Corporation (Incyte).
In exchange, the Company received a cash payment of $70.0 million, and Sagard acquired the royalties payable to the Company for global net sales of ZYNYZ until Sagard’s receipt of aggregate royalty payments totaling $140.0 million (Threshold Amount), after which the Company would resume collecting all future royalties under the Incyte License Agreement. The Company accounted for the Royalty Purchase Agreement as a liability related to future royalties (a financing arrangement) because the Company has significant continuing involvement in the generation of the cash flows due to Sagard and other existing obligations under the Incyte License Agreement.
Effective May 1, 2026, the Company and Sagard entered into a First Amendment to the Royalty Purchase Agreement (the Amendment). Under the Amendment, Sagard paid the Company $60.0 million, increasing the aggregate purchase price under the arrangement to $130.0 million. The Amendment also increased and re-defined the Threshold Amount, from a fixed $140.0 million to an amount equal to 1.70 times the aggregate purchase price for periods on or prior to September 30, 2032, or 2.0 times the aggregate purchase price thereafter (Amended Threshold Amount). In addition, the Amendment provides for a one-time milestone payment of up to $20.0 million payable by Sagard to the Company contingent upon ZYNYZ achieving specified calendar year 2026 net sales thresholds under the Incyte License Agreement. Any milestone payment, if paid, is deemed part of the aggregate purchase price and correspondingly increases the Amended Threshold Amount. All other terms of the Royalty Purchase Agreement remained in effect. The Company concluded that the milestone feature is not required to be bifurcated from the host liability and accounted for separately as an embedded derivative because an instrument with the same terms as the milestone feature would not, on a standalone basis, meet the definition of a derivative instrument under ASC 815.

The Company evaluated the Amendment under ASC 470-50, Debt (Modifications and Extinguishments), and determined that the present value of the future cash flows under the amended terms was substantially different from the present value of the remaining cash flows under the original terms. Accordingly, the Amendment was accounted for as an extinguishment of the original liability. The Company derecognized the original liability, which had a net carrying amount of $68.2 million at the amendment date, and recognized a new liability at its estimated fair value of $181.0 million. After giving effect to the $60.0 million of additional proceeds received, the Company recognized a loss on extinguishment of $52.8 million, which is reflected in Loss on extinguishment of royalty monetization liability in the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026.

The fair value of the new liability was determined based on the Company’s estimates of the future royalties expected to be paid to Sagard over the life of the arrangement, using forecasted net sales of ZYNYZ derived from market data sources and a risk-adjusted discount rate, which are considered Level 3 inputs within the fair value hierarchy. The new liability is amortized over the estimated life of the arrangement using the effective interest rate method. As of June 30, 2026, the estimated effective interest rate under the amended arrangement was approximately 7.40%, reflecting the recognition of the new liability at fair value. Royalty payments made by Incyte to Sagard are recorded as a reduction of the liability when earned, and the difference between the aggregate future estimated payments and the initial fair value of the new liability is recognized as non-cash interest expense over the estimated life of the arrangement. The Company estimates the payments to be made to Sagard based on forecasted royalties and, on a quarterly basis, reassesses the effective interest rate and adjusts it prospectively as necessary. The Company recognized non-cash interest expense of $4.0 million and $8.9 million during the three and six months ended June 30, 2026, respectively, which is reflected in interest and other expense in the consolidated statements of operations and comprehensive income (loss).

Changes to the liability related to future royalties were as follows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Liability related to future royalties - beginning balance	$70,000	$—
Proceeds from sale of future royalties	—	70,000
Derecognition of original liability upon extinguishment	(68,238)	—
New liability recognized at fair value upon extinguishment	181,000	—
Deferred transaction costs	—	(327)
Non-cash royalty revenue	(13,495)	—
Non-cash interest expense recognized	8,880	587
Liability related to future royalties - ending balance	178,147	70,260
Liability related to future royalties - current portion	14,992	—
Liability related to future royalties, net of current portion	$163,155	$70,260
6. Revenue
Collaborative and Other Agreements
Incyte Corporation
Incyte License Agreement
In 2017, the Company entered into an exclusive global collaboration and license agreement with Incyte, which was amended in March 2018, April 2022, July 2022 and July 2024, for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while the Company retains the right to develop its pipeline assets in combination with retifanlimab. Under the terms of the Incyte License Agreement, Incyte paid the Company an upfront payment of $150.0 million in 2017. The Company manufactured a portion of Incyte’s global commercial supply of retifanlimab until June 30, 2026 when it sold its CDMO Operations to Bora; see Note 11, Discontinued Operations, for additional information. In March 2023, the FDA approved Incyte's Biologics License Application (BLA) for ZYNYZ (retifanlimab-dlwr) for the treatment of adults with metastatic or recurrent locally advanced Merkel cell carcinoma. In May 2025, the FDA approved ZYNYZ with carboplatin and paclitaxel for the first-line treatment of adults with inoperable locally recurrent or metastatic squamous cell carcinoma of the anal canal (SCAC), and as a single agent, for adults with locally recurrent or metastatic SCAC with disease progression on or intolerance to platinum-based chemotherapy. In December 2025, Japan's Ministry of Health, Labour and Welfare approved ZYNYZ as first-line therapy for adults with locally recurrent or metastatic SCAC. In March 2026, Incyte announced that the European Commission approved ZYNYZ in combination with carboplatin and paclitaxel for the first-line treatment of adult patients with metastatic or inoperable locally recurrent SCAC. Furthermore, Incyte has stated it is pursuing development of retifanlimab in potentially registration-enabling studies, including in patients with non-small cell lung cancer. Incyte is also pursuing development of retifanlimab in combination with select product candidates from its pipeline.

Under the terms of the Incyte License Agreement, as amended, Incyte leads global development of retifanlimab. From the inception of the Incyte License Agreement through June 30, 2026, the Company has recognized $215.0 million for certain development and regulatory milestones under the Incyte License Agreement. Assuming successful development and commercialization by Incyte in multiple indications, the Company is eligible to receive up to an additional $210.0 million in development and regulatory milestones and up to $330.0 million in commercial milestones. The Company was also eligible to receive tiered royalties of 15% to 24% on global net sales, but sold this right to Sagard in June 2025 as described more fully in Note 5. Royalty Monetization Arrangement. The Company retains the right to develop its pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and the Company commercializing its asset(s), if any such potential combinations are approved.
The Company evaluated the Incyte License Agreement under the provisions of ASC Topic 606, Revenue from Contracts with Customers (ASC 606) at inception and identified the following two performance obligations under the agreement: (i) the license of retifanlimab and (ii) the performance of certain clinical activities through a brief technology transfer period. The Company determined that the license and clinical activities are separate performance obligations because they are capable of being distinct and are distinct in the context of the contract. The license has standalone functionality as it is sublicensable, Incyte has significant capabilities in performing clinical trials, and Incyte is capable of performing these activities without the Company's involvement; the Company performed the activities during the transfer period as a matter of convenience. The Company determined that the transaction price of the Incyte License Agreement at inception was $154.0 million, consisting of the consideration to which the Company was entitled in exchange for the license and an estimate of the consideration for clinical activities to be performed. The transaction price was allocated to each performance obligation based on their relative standalone selling price. The standalone selling price of the license was determined using the adjusted market assessment approach considering similar collaboration and license agreements. The standalone selling price for the agreed-upon clinical activities to be performed was determined using the expected cost approach based on similar arrangements the Company has with other parties. The potential development and regulatory milestone payments are fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur, as they were determined to relate predominantly to the license granted to Incyte and, therefore, have also been excluded from the transaction price. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur. In July 2024, the Company and Incyte executed Amendment No. 4 to the Incyte License Agreement pursuant to which certain development milestones were deemed to have been met. The Company evaluated the amendment as a contract modification under the provisions of ASC 606 which resulted in $100.0 million of revenue being recognized in 2024. From 2018 through June 30, 2026, it became probable that a significant reversal of cumulative revenue would not occur for development milestones totaling $215.0 million related to clinical and regulatory activities related to the further advancement of retifanlimab. Therefore, the associated consideration was added to the estimated transaction price and was recognized as revenue.
The Company recognized the $150.0 million allocated to the license when it satisfied its performance obligation and transferred the license to Incyte in 2017. The $4.0 million allocated to the clinical activities was recognized ratably as services were performed during 2017 and 2018. The Company recognized $7.3 million and $1.3 million in royalty revenue under the Incyte License Agreement during the three months ended June 30, 2026 and 2025 respectively. The Company recognized $13.5 million and $1.8 million in royalty revenue under the Incyte License Agreement during the six months ended June 30, 2026 and 2025, respectively.
Incyte Commercial Supply Agreement
In 2020, the Company entered into an agreement with Incyte pursuant to which the Company was entitled to manufacture a portion of the global commercial supply needs for retifanlimab (Incyte Commercial Supply Agreement). Unless terminated earlier, the term of the Incyte Commercial Supply Agreement will expire upon the expiration of Incyte’s obligation to pay royalties under the Incyte License Agreement. The Company evaluated this agreement under ASC 606 and identified one performance obligation under the agreement: to perform services related to manufacturing the commercial supply of retifanlimab. The transaction price was based on a fixed price per batch of bulk drug substance to be manufactured and was recognized over time as the services were provided, as the performance by the Company did not create an asset with an alternative use and the Company had an enforceable right to payment for the performance completed to date. The transaction price was being recognized using the input method reflecting the costs incurred (including resources consumed and labor costs incurred) related to the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture retifanlimab was allocated to the related manufacturing activities and was recognized as revenue as those activities occurred. Materials purchased by the Company to manufacture retifanlimab were considered inventory and were capitalized and expensed as the materials were used to provide the manufacturing services. As part of the sale of the Company's CDMO Operations, (see Note 11), the Incyte Commercial Supply Agreement was assigned to Bora. The Company recognized $10.3 million in revenue during the three months ended June 30, 2026, and recognized no revenue during the three months ended June 30, 2025 under the Incyte Commercial Supply Agreement, which is reflected in the Net income from discontinued operations, net of taxes line on the consolidated statements of operations and comprehensive income (loss). The Company recognized $14.4 million and $0.4 million in revenue under the Incyte Commercial Supply Agreement during the six months ended June 30, 2026 and 2025, respectively, which is reflected in the Net income from discontinued operations, net of taxes line on the consolidated statements of operations and comprehensive income (loss).
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
The Company recognized $1.0 million and $0.5 million in revenue under the Gilead Agreement during the three months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $1.3 million and $0.1 million, respectively. As of June 30, 2026, $55.5 million in revenue was deferred under this agreement, all of which was current. As of December 31, 2025, $56.8 million in revenue was deferred under this agreement, $1.3 million of which was current and $55.5 million of which was non-current.

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
In accordance with ASC 606, the Company determined that the initial transaction price for the First Research Program agreement was $15.7 million, consisting of the non-refundable payment paid by Gilead. The Company recognized revenue over the estimated period to complete the services using the input method reflecting the costs incurred (including resources consumed and labor hours expended) related to the research and development services. In June 2024, the Company received variable consideration totaling $3.3 million from Gilead upon achievement of a research plan milestone. The variable consideration was added to the transaction price and allocated to the performance obligation to determine the amount of related revenue to be recognized. A proportional amount was recognized based on the input cost to cost measurement of work completed to date.
The Company completed performing the services and recognizing revenue related to the First Research Program in mid-2025. The Company recorded $5.6 million and $11.0 million in revenue related to the First Research Program during the three and six months ended June 30, 2025, respectively.
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
Sanofi S.A.
In 2018, the Company entered into an asset purchase agreement with Provention Bio, Inc. (Provention) pursuant to which Provention acquired the Company’s interest in teplizumab, a monoclonal antibody being developed for the treatment of type 1 diabetes (Provention APA). The FDA approved the BLA for TZIELD (teplizumab-mzwv) in November 2022. In March 2023, the Company sold its single-digit royalty interest in TZIELD to a wholly-owned subsidiary of DRI Healthcare Trust (DRI) and received a $100.0 million payment from DRI under a Royalty Purchase Agreement. The Company retained its other economic interests related to TZIELD, including future potential regulatory and commercial milestones, as well as the right to receive a 50% share of the royalty on global net sales above a certain annual threshold. In addition, the Company was eligible to receive an additional $50.0 million if TZIELD achieved a certain level of net sales by June 30, 2026. This milestone was not achieved and has expired.

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
During the three months ended June 30, 2026, a regulatory milestone was achieved and the Company recognized $24.5 million in revenue. Payment for this milestone is not due from Sanofi until September 2026, therefore the $24.5 million is included in accounts receivable on the consolidated balance sheet. As of June 30, 2026, the remaining future potential regulatory and commercial milestones total $255.0 million.
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
The Company evaluated the 2022 Incyte Manufacturing and Clinical Supply Agreement, the July 2022 Incyte Amendment and the Incyte Letter Agreements under the provisions of ASC 606 and identified one performance obligation to provide manufacturing runs to Incyte, as and when requested by Incyte, over the term of the contract that is part of a series of goods and services. The Company determined that the transaction price consists of the upfront payment of $10.0 million, the annual fixed payments and the payments per batch under the Incyte Letter Agreements totaling $41.7 million. The Company recognized revenue over time on a straight-line basis as the manufacturing services were provided to Incyte, as the Company determined that its efforts in providing the manufacturing services were incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximated the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product for Incyte was allocated to the related manufacturing activities and was recognized as revenue as those activities occurred. Materials purchased by the Company to manufacture the product for Incyte were considered inventory and were capitalized and expensed as the materials were used to provide the manufacturing services.
The 2022 Incyte Manufacturing and Clinical Supply Agreement expired on December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized revenue of $13.3 million and $18.3 million, respectively, under the 2022 Incyte Manufacturing and Clinical Supply Agreement.
In September 2025, the Company entered into a new Manufacturing and Clinical Supply Agreement with Incyte (2025 Incyte Manufacturing and Clinical Supply Agreement) to provide manufacturing services to produce certain Incyte bulk drug substance over a three-year period beginning in January 2026. Based on the current manufacturing schedule contemplated in the 2025 Incyte Manufacturing and Clinical Supply Agreement, Incyte was to pay a total fixed cost of $16.8 million over the term of the agreement. The Company would also be reimbursed for materials used to manufacture product as well as other costs incurred to provide manufacturing services.
The Company evaluated the 2025 Incyte Manufacturing and Clinical Supply Agreement under the provisions of ASC 606 and identified one performance obligation to provide manufacturing runs to Incyte, as and when requested by Incyte, over the term of the contract that is part of a series of goods and services.

The Company recognized revenue over time on a straight-line basis as the manufacturing services were provided to Incyte, as the Company determined that its efforts in providing the manufacturing services were incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximated the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product for Incyte was allocated to the related manufacturing activities and was recognized as revenue as those activities occurred. Materials purchased by the Company to manufacture the product for Incyte were considered inventory and were capitalized and expensed as the materials were used to provide the manufacturing services.
As described more fully in Note 11, Discontinued Operations, the Company sold its CDMO Operations as of June 30, 2026 and assigned the 2025 Incyte Manufacturing and Clinical Supply Agreement to Bora. During the three and six months ended June 30, 2026, the Company recognized revenue of $0.8 million and $4.7 million, respectively, under the 2025 Incyte Manufacturing and Clinical Supply Agreement, which is reflected in the Net income from discontinued operations, net of taxes line on the consolidated statements of operations and comprehensive income (loss).
Emergent BioSolutions

In 2024 and 2025, the Company entered into agreements with Emergent BioSolutions (Emergent) to provide manufacturing services to produce certain Emergent bulk drug substance (Emergent Agreement). Under the terms of the agreement, the Company received payments in accordance with the manufacturing schedule and was reimbursed for materials used to manufacture product, as well as other costs incurred to provide development and manufacturing services. The Company evaluated the Emergent Agreement under the provisions of ASC 606 and identified one performance obligation to manufacture bulk drug substances over the term of the contract that is part of a series of goods and services. The Company determined that the transaction price consisted of $13.5 million of fixed consideration. The Company recognized revenue over time on a straight-line basis as the manufacturing is provided to Emergent, as the Company determined that its efforts in providing the manufacturing services were incurred evenly throughout the performance period and therefore straight-line revenue recognition closely approximated the level of effort for the manufacturing services. Variable consideration relating to the reimbursed materials and other reimbursed costs incurred to manufacture product for Emergent was allocated to the related manufacturing activities and was recognized as revenue as those activities occurred. The Emergent Agreement was assigned to Bora as of June 30, 2026. During the three months ended June 30, 2026 and 2025, the Company recognized revenue of $1.9 million and $1.6 million, respectively, under the Emergent Agreement. During the six months ended June 30, 2026 and 2025 the Company recognized revenue of $7.5 million and $2.8 million, respectively, under the Emergent Agreement, which is reflected in the Net income from discontinued operations, net of taxes line on the consolidated statements of operations and comprehensive income (loss).
7. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the 2016 ESPP). The 2016 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company reserved 800,000 shares of common stock for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. During the six months ended June 30, 2026 and 2025, 33,092 and 56,880 shares of common stock were purchased under the 2016 ESPP, respectively.
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
The 2023 Plan was effective as of stockholder approval in May 2023. The 2023 Plan provides for grants of stock options and other stock-based awards, as well as cash-based performance awards. The 2023 Plan originally authorized the issuance of up to an aggregate of 4,850,000 shares of common stock. The Board of Directors and stockholders of the Company subsequently approved amendments to the 2023 Plan to increase the number of shares of common stock available to a total of

9,350,000 shares. If an option expires or terminates for any reason without having been fully exercised, if any shares of restricted stock are forfeited, or if any award terminates, expires or is settled without all or a portion of the shares of common stock covered by the award being issued, such shares are available for the grant of additional awards. However, any shares that are withheld (or delivered) to pay withholding taxes or to pay the exercise price of an option are not available for the grant of additional awards.
The following stock-based compensation expense was recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$753	$2,237	$2,170	$5,320
General and administrative	1,221	1,453	2,450	2,756
Total stock-based compensation expense	$1,974	$3,690	$4,620	$8,076
Employee stock options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended June 30,
	2026	2025
Expected dividend yield	0%	0%
Expected volatility	112.6% - 114.0%	110.7% - 115.6%
Risk-free interest rate	3.7% - 4.4%	3.9% - 4.5%
Expected term	6.22 years	6.11 years
The following table summarizes stock option activity during the six months ended June 30, 2026:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	14,106,148	$11.72		$125
Granted	2,975,160	1.91	—	$—
Exercised	(23,032)	2.92	—	$24
Forfeited	(1,251,731)	4.28	—	$—
Expired	(1,046,363)	15.69	—	$—
Outstanding, June 30, 2026	14,760,182	$10.10	6.4	$13,003
As of June 30, 2026:
Exercisable	10,006,891	$13.26	5.1	$2,327
Vested and expected to vest	14,359,528	$10.28	6.3	$12,146
As of June 30, 2026, the total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, was approximately $9.6 million, which the Company expects to recognize over a weighted-average period of approximately 1.2 years.
The following table summarizes additional information on stock options (in thousands, except per share amounts):

	Six Months Ended June 30,
	2026	2025
Weighted-average fair value per share of stock options granted	$1.60	$2.03
Total intrinsic value of stock options exercised	$24	$—
Total cash received for stock options exercised	$67	$—
Total grant date fair value of stock options vested	$4,285	$9,494

Restricted Stock Units
Restricted stock units (RSUs) are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSUs is recognized and amortized on a straight-line basis over the requisite service period of the award.
The following table summarizes RSU activity during the six months ended June 30, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2025	745,796	$8.84
Granted	696,260	2.00
Vested	(393,754)	8.62
Forfeited	(212,292)	5.41
Outstanding, June 30, 2026	836,010	$4.12

At June 30, 2026, there was $2.1 million of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 1.2 years.
8. Commitments and Contingencies
In-licensing Arrangement
In January 2022, the Company entered into a non-exclusive license agreement with Synaffix B.V., a Lonza company, (Synaffix) to develop, manufacture and commercialize up to three antibody-drug conjugate targets using Synaffix’s proprietary technology. The Company made an upfront payment to Synaffix upon contract execution. In March 2023, the Company and Synaffix amended the agreement, adding four additional targets. Assuming all seven targets are successfully developed and commercialized, the Company would be obligated to pay up to $2.8 billion for development, regulatory and sales milestones. Finally, pursuant to the terms of this license agreement, as amended, upon commencement of commercial sales of any products developed from these targets, the Company would be required to pay Synaffix tiered royalties in the low‑single digit percentages on net sales of the respective products. The Company may terminate this agreement at any time with 30 days’ notice to Synaffix. Amounts paid to Synaffix under this agreement are recorded as research and development expense in the consolidated statements of operations and comprehensive income (loss). During the three months ended June 30, 2026, the company recorded no expense under this agreement compared to $1.2 million during the three months ended June 30, 2025. During the six months ended June 30, 2026 and 2025, the Company recorded expense of $0.3 million and $2.4 million, respectively, under this agreement.
Contractual Commitments
The Company has certain contractual commitments under manufacturing-related supplier arrangements as of June 30, 2026 totaling $10.4 million that expire through November 2026.
9. Net Income (Loss) Per Share
The numerator for both basic and diluted earnings per share (EPS) is net income (loss). The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options and RSUs is reflected in the denominator for diluted EPS using the treasury stock method.

The following table is a reconciliation of loss from continuing operations to net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss from continuing operations	$(69,642)	$(42,717)	$(110,940)	$(84,504)
Net income from discontinued operations, net of taxes	89,157	6,466	93,681	7,217
Net income (loss)	$19,515	$(36,251)	$(17,259)	$(77,287)

The following table is a reconciliation of basic shares and diluted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic shares	63,594,453	63,136,057	63,522,516	63,051,207
Effect of dilutive securities	—	—	—	—
Diluted shares	63,594,453	63,136,057	63,522,516	63,051,207

Basic and diluted shares are the same for the three and six months ended June 30, 2026 and 2025 due to the Company's net loss from continuing operations. Although the Company recorded net income from discontinued operations in all periods presented, the net income from discontinued operations does not change the treatment of potentially dilutive securities. The Company is required to use net income (loss) from continuing operations as the benchmark to determine whether potential common shares are dilutive or antidilutive. Accordingly, all stock options and RSUs are excluded from the per share calculations as such securities were anti-dilutive for all periods presented and the number of stock options and RSUs that were excluded from the calculation of net loss per share are 15,596,192 and 15,508,633 for the three and six months ended June 30, 2026 and 2025, respectively.
10. Segment Reporting
The Company identifies its reportable segments based on information reviewed by the Company’s Chief Operating Decision Maker (CODM), who is the Chief Executive Officer. The Company operates as one operating and reportable segment, which is developing innovative antibody-based therapeutics for the treatment of cancer. The Company has determined its reportable operating segment based on the management approach, which considers the internal organization and reporting used by the Company’s CODM to make decisions about allocating resources and assessing the Company’s performance. The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the CODM for purposes of assessing performance and allocating resources.
The CODM uses consolidated net loss from continuing operations, consistent with the amounts reported in the Company’s consolidated statements of operations to evaluate performance, forecast future period financial results and allocate resources. Please refer to the consolidated balance sheets and the accompanying notes to the consolidated financial statements for segment asset information.
The table below summarizes the significant expenses regularly reviewed by the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue (a)	$32,832	$6,869	$39,553	$13,911
Research and development expenses:
MGC028	10,179	4,742	16,573	8,676
MGC026	7,198	2,961	14,003	8,914
Lorigerlimab	6,120	10,547	13,579	19,425
Next-generation T-cell engagers	5,987	3,516	10,635	5,789
MGC030	5,001	5,666	8,930	8,172
MGD024	2,082	2,715	4,858	4,907
Vobramitamab duocarmazine	198	4,387	585	12,653
Preclinical antibody-drug conjugates (ADCs)	26	2,058	89	3,857
Other programs	1,989	4,199	4,502	8,096
Total research and development expenses	38,780	40,791	73,754	80,489
General and administrative expenses	7,904	9,302	17,614	20,020
Other segment income (loss), net (b)	(55,790)	507	(59,125)	2,094
Net loss from continuing operations	$(69,642)	$(42,717)	$(110,940)	$(84,504)
(a) Total revenue includes collaborative and other agreements and royalty revenue.

(b) Other segment income (loss), net includes interest and other income and interest and other expense, and for the three and six months ended June 30, 2026 the loss on extinguishment of royalty monetization liability.

The Company operates in the United States and all material long-lived assets of the Company reside in the United States. For information about the Company’s revenues, see Note 6. Revenue.
11. Discontinued Operations
On May 11, 2026, the Company entered into the Bora Agreement to sell certain assets and liabilities comprising its CDMO Operations, including the leased warehouse in Frederick, Maryland to Bora for cash consideration of $122.5 million, subject to certain closing cash, working capital and indebtedness adjustments. The disposal represents a strategic shift that has a major effect on the Company’s operations and financial results, reflecting the Company’s exit from its contract manufacturing line of business and its decision to focus its resources on its pre-clinical and clinical-stage research and development pipeline. Accordingly, the results of the CDMO Operations are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements.
Effective as of June 30, 2026, the Company and Bora completed the sale under the Bora Agreement, and the Company received cash consideration of $119.6 million, subject to customary post-closing adjustments for net working capital and indebtedness, in July 2026. The Company is entitled to receive up to an additional $5.0 million of contingent consideration upon the achievement of specified manufacturing and process development milestones during 2027 and 2028. The Company assessed the likelihood of achieving these milestones as remote and, accordingly, assigned a de minimis value to the contingent consideration at closing. Any additional consideration will be recognized within discontinued operations in the period the related milestones are achieved. Subsequent changes in the estimated fair value of the contingent consideration, if any, will be recognized in earnings in the period of change.
The CDMO Operations were classified as held for sale during the three months ended June 30, 2026 and were disposed of on June 30, 2026.

The carrying value of the assets and liabilities of the Company’s former CDMO discontinued operations, as of December 31, 2025 were as follows:

December 31, 2025
Assets
Current assets:
Accounts receivable	$12,946
Inventory, net	7,910
Prepaid expenses and other current assets	1,521
Total current assets	22,377
Property, equipment and software, net	10,522
Operating lease right-of-use assets	1,115
Other non current assets	1,178
Total assets	$35,192
Liabilities
Current liabilities:
Accounts payable	$1,529
Accrued expenses and other current liabilities	169
Deferred revenue	9,645
Lease liabilities	272
Total current liabilities	11,615
Lease liabilities, net of current portion	984
Total liabilities	$12,599

Gain on sale

During the three and six months ended June 30, 2026, the Company recognized a pretax net gain on the sale of the CDMO Operations before and after transaction related costs of $94.8 million, and $86.1 million, respectively, which is included in net income from discontinued operations, net of tax in the consolidated statements of operations. The gain after transaction related costs on the sale of CDMO Operations (the net gain) reflects the deduction of incremental costs directly incurred in the sale of CDMO operations which amounted to $8.8 million. The net gain was computed as follows and remains subject to finalization of customary post-closing purchase price adjustments:

Cash consideration, net of estimated closing adjustments	$119,572
Costs to sell	(8,765)
Carrying amount of assets sold:
Trade receivables	(11,778)
Prepaid expenses and other current assets	(3,350)
Inventory	(9,151)
Property and equipment, net	(9,075)
Operating lease right-of-use asset	(1,053)
Other assets	(1,179)
Total assets sold	(35,586)
Carrying amount of net liabilities assumed:
Operating lease liability	1,158
Accounts payable and other current liabilities	1,507
Deferred revenue	8,191
Total liabilities assumed	10,856
Total carrying amount of net assets sold	(24,730)
Net gain on sale of the CDMO Operations	$86,077
Results of discontinued operations
The following table presents the major classes of line items constituting income from discontinued operations, net of tax, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contract manufacturing revenue	$13,142	$15,372	$27,196	$21,523
Cost of manufacturing services	(10,062)	(8,906)	(19,592)	(14,306)
Income from operations of the CDMO Operations	3,080	6,466	7,604	7,217
Net gain on sale of the CDMO Operations	86,077	—	86,077	—
Net income from discontinued operations, net of taxes	$89,157	$6,466	$93,681	$7,217

Cash flows of discontinued operations

Cash flows attributable to the Company's discontinued operations are included in the Company's consolidated statements of cash flows. Significant non-cash activities attributable to discontinued operations consisted of the following (in thousands):

	Six Months Ended June 30,
	2026	2025
Depreciation and amortization	$1,798	$2,788
Non-cash lease expense	264	403
Gain on sale of CDMO operations before transaction costs	(94,842)	—

Continuing involvement
In connection with the sale, the Company and Bora entered into a number of agreements that constitute continuing involvement with the CDMO Operations following the disposal:

Manufacturing and Supply Agreement

Bora will manufacture and supply specified products to the Company using reserved capacity at the Rockville facility. The Company accounts for this arrangement as a supply contract. The Company evaluated whether that contains a lease under ASC 842. The Company concluded that the agreement does not contain an embedded lease, because the reserved manufacturing capacity is not an identified asset that the Company controls and the counterparty retains substantive rights to substitute and reallocate that capacity, and accordingly no right-of-use asset or lease liability has been recognized The initial term is for three years from June 30, 2026. Amounts recognized under this agreement will commence after June 30, 2026.

Transition Services Agreement

The Company and Bora will provide each other with specified transitional support services on a cost-reimbursement basis with no markup, for a period expected to be less than one year. Amounts recognized under this agreement will commence after June 30, 2026.

Manufacturing Facility Lease Assignment

In connection with the sale of the CDMO Operations, the Company assigned its lease for the Rockville, Maryland manufacturing facility to Bora; Under the landlord's consent to that assignment, the Company was not relieved of its obligations under the original lease. The lease assignment is accounted for as an in-substance sublease and thus the right-of-use asset and lease liability have not been derecognized nor have the right-of-use asset and lease liability been included in the disposal group.
12. Subsequent Event
In August 2026, Gilead exercised its option to obtain a license to exploit the research molecule and research product with respect to the First Research Program (see Note 6, Revenue, for additional information). In accordance with the terms of the First Letter Agreement under the Gilead Agreement, Gilead will pay the Company $10.0 million related to this option exercise.

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
Overview
We are a clinical-stage biopharmaceutical company focused on developing innovative antibody-based therapeutics for the treatment of cancer. We generate our pipeline of product candidates from our proprietary suite of antibody technology platforms. We are currently developing therapeutics utilizing multiple modalities, including antibody-drug conjugates (ADCs) and multi-specific antibodies (which we refer to as DART and TRIDENT molecules). The combination of our technology platforms and antibody engineering expertise has allowed us to generate promising product candidates – three of which have received marketing approval by the U.S. Food and Drug Administration (FDA) – and to enter into several strategic collaborations with global biopharmaceutical companies. These collaborations have provided us with over $1.6 billion of non-dilutive funding since our inception in 2000, and have enabled us to leverage the additional expertise of our collaborators to advance the development of multiple partnered product candidates. In addition, we operated a commercial-scale cGMP antibody manufacturing facility in our Maryland headquarters. We utilized the facility to support our clinical programs and we also provided outsourced contract development and manufacturing services to our collaborators and other third parties for commercial and clinical products to offset a significant portion of the operating costs of this facility. Effective June 30, 2026, we completed the sale of certain assets and liabilities related to our GMP manufacturing operations, including our CDMO business (the CDMO Operations) conducted at our manufacturing facility and related warehouse operations located in Frederick, Maryland to Bora Pharmaceuticals Co., Ltd. and Bora Biologics USA, LLC (collectively, Bora). The transaction was conducted pursuant to the Asset Purchase Agreement, dated as of May 11, 2026 (the Bora Agreement). Under the terms of the Bora Agreement, Bora paid us $119.6 million in July 2026, which represented the purchase price of $122.5 million net of customary adjustments, including for working capital and indebtedness, and Bora assumed responsibility for the CDMO Operations.

We currently have multiple proprietary product candidates. These include three clinical-stage ADCs incorporating a novel topoisomerase I inhibitor (TOP1i)-based linker-payload: MGC026, which targets B7-H3; MGC028, which targets ADAM9; and MGC030, which is directed against an undisclosed target. We are also developing lorigerlimab, a clinical-stage bispecific DART molecule targeting the immune checkpoint receptors PD-1 and CTLA-4. In addition, we are developing multiple preclinical-stage ADC and next-generation T-cell engager programs.

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

Our operations to date have concentrated on developing our technology platforms, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, developing collaborations, operating manufacturing facilities, business planning and raising capital. We have financed our operations primarily through the public and private offerings of our securities, and collaborations with other biopharmaceutical companies. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2026, combined with the $119.6 million received from Bora in July 2026, the $24.5 million milestone due from Sanofi in September 2026 and the $10.0 million for the First Research Program option exercise due from Gilead, as well as projected and anticipated future payments from our partners and anticipated savings from our ongoing cost-reduction initiatives, supports our cash runway through 2028. We have implemented, and will continue to evaluate and execute, various cost-saving measures that are intended to extend our financial runway while continuing to progress our pipeline.

Through June 30, 2026, we had an accumulated deficit of $1.3 billion. We expect that over the next several years this deficit will increase as we continue to incur research and development expense in connection with our ongoing activities and several clinical trials.
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
Collaborations
We pursue a balanced approach between product candidates that we develop ourselves and those that we develop with our collaborators. Under our strategic collaborations to date, we have received significant non-dilutive funding and continue to have rights to additional funding upon completion of certain research, achievement of key product development milestones and royalties and other payments upon the commercial sale of products. Our current collaborations include the following:
•Incyte Corporation (Incyte). We have an exclusive global collaboration and license agreement with Incyte for retifanlimab, an investigational monoclonal antibody that inhibits PD-1 (Incyte License Agreement). Under this agreement, as amended, Incyte has obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications, while we retain the right to develop our pipeline assets in combination with retifanlimab. We received an upfront payment of $150.0 million and milestone payments totaling $215.0 million from Incyte through June 30, 2026. We are eligible to receive up to an additional $210.0 million in development and regulatory milestones and $330.0 million in commercial milestones. We receive tiered royalties of 15% to 24% on any global net sales, other than with respect to ZYNYZ (see Note 5. Royalty Monetization Arrangement for further information), and we have the option to co-promote retifanlimab with Incyte. We retain the right to develop our pipeline assets in combination with retifanlimab, with Incyte commercializing retifanlimab and us commercializing our asset(s), if any such potential combinations are approved. We also had an agreement under which we were entitled to manufacture a portion of Incyte’s global commercial supply of retifanlimab (Incyte Commercial Supply Agreement). This agreement was assigned to Bora under the Bora Agreement.
•Gilead. In October 2022, we and Gilead entered into an exclusive option and collaboration agreement (Gilead Agreement) to develop and commercialize MGD024 and create bispecific cancer antibodies using our DART platform and undertake their early development under a maximum of two separate bispecific cancer target research programs. Under the Gilead Agreement, we will continue the ongoing phase 1 trial for MGD024 according to a development plan, during which Gilead will have the right to exercise an option granted to Gilead to obtain an exclusive license to develop and commercialize MGD024 and other bispecific antibodies of ours that bind CD123 and CD3 (CD123 Option). The agreement also granted Gilead the right, within its first two years, to nominate a bispecific cancer target set for up to two research programs conducted by us and to exercise separate options to obtain an exclusive license for the development, commercialization and exploitation of molecules created under each research program (Research Program Option). As part of the Gilead Agreement, Gilead paid us a non-refundable upfront payment of $60.0 million and we will be eligible to receive up to $1.7 billion in target nomination, option fees, and development, regulatory and commercial milestones, assuming Gilead exercises the CD123 Option and Research Program Option, successfully develops and commercializes MGD024 or other CD123 products developed under the agreement, and products result from the two additional research programs. Assuming exercise of the CD123 Option, we will also be eligible to receive tiered, low double-digit royalties on worldwide net sales of MGD024 (or other CD123 products developed under the agreement) and assuming exercise of the Research Program Option, a flat royalty on worldwide net sales of any products resulting from the two research programs. In 2023, Gilead nominated the first of the two research programs contemplated in the Gilead Agreement (First Research Program) and paid us a $15.7 million nomination fee. We granted Gilead a research license, and the parties agreed on a research plan for the First Research Program under which we will provide research and development services. In January 2024, the parties amended the Gilead Agreement to revise certain matters related to intellectual property in the performance of the research plans under the agreement. In June 2024, Gilead paid us variable consideration totaling $3.3 million upon achievement of a research plan milestone. In September 2025, Gilead nominated the second of the two research programs contemplated in the Gilead Agreement (Second Research Program) and we granted Gilead a research license. Gilead also exercised their exclusive option to obtain a license to exploit the research molecule and research product with respect to the Second Research Program. Gilead is obligated to pay us a total of $25.0 million related to the nomination and option exercise. Additionally, in August 2026, Gilead exercised its option to obtain a license to exploit the research molecule and research product with respect to the First Research Program (see Note 6, Revenue, for additional information). In accordance with the terms of the First Letter Agreement under the Gilead Agreement, Gilead will pay the Company $10.0 million related to this option exercise.
Critical Accounting Estimates
Our critical accounting estimates are policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting estimates is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes with respect to our critical accounting estimates during the six months ended June 30, 2026.
Results of Operations
Revenue
The following represents a comparison of our revenue for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025			2026	2025
Collaborative and other agreements	$25.5	$5.6	$19.9	355%	$26.1	$12.2	$13.9	114%
Royalty revenue	7.3	1.3	6.0	462%	13.4	1.7	11.7	688%
Total revenue	$32.8	$6.9	$25.9	375%	$39.5	$13.9	$25.6	184%
The increase in revenue of $25.9 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to:
•the achievement of a $24.5 million regulatory milestone related to TZIELD; and
•an increase of $6.0 million in royalty revenue recognized due to higher sales of ZYNYZ.
These increases were partially offset by:
•a decrease of $5.6 million in revenue recognized under the Gilead First Research Program, as it was completed in the second quarter of 2025.
The increase in revenue of $25.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to:
•the achievement of a $24.5 million regulatory milestone related to TZIELD; and
•an increase of $11.7 million in royalty revenue recognized due to higher sales of ZYNYZ.
These increases were partially offset by:
•a decrease of $11.0 million in revenue recognized under the Gilead First Research Program, as it was completed in the second quarter of 2025.
Revenue from collaborative and other agreements may vary substantially from period to period depending on the progress made by our collaborators with their product candidates and the timing of milestones achieved under current agreements, and whether we enter into additional collaboration agreements.

Research and Development Expense
The following represents a comparison of our research and development expense for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025			2026	2025
MGC028	$10.2	$4.7	$5.5	117%	$16.6	$8.7	$7.9	91%
MGC026	7.2	3.0	4.2	140%	14.0	8.9	5.1	57%
Lorigerlimab	6.1	10.5	(4.4)	(42)%	13.6	19.4	(5.8)	(30)%
Next-generation T-cell engagers	6.0	3.5	2.5	71%	10.6	5.8	4.8	84%
MGC030	5.0	5.7	(0.7)	(12)%	8.9	8.2	0.7	9%
MGD024	2.1	2.7	(0.6)	(22)%	4.9	4.9	—	—%
Vobramitamab duocarmazine (vobra duo)	0.2	4.4	(4.2)	(95)%	0.6	12.7	(12.1)	(95)%
Preclinical antibody-drug conjugates (ADCs)	—	2.1	(2.1)	(100)%	0.1	3.9	(3.8)	(98)%
Other programs (a)	2.0	4.2	(2.2)	(52)%	4.5	8.0	(3.5)	(44)%
Total research and development expense	$38.8	$40.8	$(2.0)	(5)%	$73.8	$80.5	$(6.7)	(8)%
(a) Includes discontinued projects.
The decrease in our research and development expense for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to:
•decreased lorigerlimab costs related to the LORIKEET study;
•decreased vobra duo costs due to the decision to discontinue further internal development of that program; and
•decreased development costs related to certain pre-clinical ADCs.
These decreases were partially offset by:
•increased clinical trial costs related to MGC026 and MGC028; and
•increased development costs related to certain next generation T-cell engagers.
There are uncertainties associated with our research and development expenses for future quarters which are impacted by multiple variables, including timing of wind down activities for recently closed studies and current and expected expenditures associated with our ongoing clinical studies.
General and Administrative Expense
For the three months ended June 30, 2026 and 2025, general and administrative expenses were $7.9 million and $9.3 million, respectively. For the six months ended June 30, 2026 and 2025, general and administrative expenses were $17.6 million and $20.0 million, respectively. The decrease for both periods is primarily due to lower personnel related costs, including stock-based compensation expense.
Income from discontinued operations, net of tax
On May 11, 2026, the Company entered into an agreement with Bora to sell substantially all of the assets and liabilities comprising its CDMO Operations for cash consideration of $122.5 million, subject to certain closing adjustments. The sale was completed on June 30, 2026, and the Company received net cash proceeds of $119.6 million in July 2026.

The disposal represents a strategic shift that has a material effect on the Company's operations and financial results, reflecting the Company's exit from its contract manufacturing line of business and its decision to focus its resources on its pre-

clinical and clinical-stage research and development pipeline. Accordingly, the results of the CDMO Operations are presented as discontinued operations for all periods presented.

During the three months ended June 30, 2026, the Company recognized a pretax net gain on sale of $86.1 million within discontinued operations, in connection with the sale. Refer to Note 11, Discontinued Operations, for further information.

Net income from discontinued operations, net of tax includes the results of operations from the CDMO operations for the three and six months ended June 30, 2026 and 2025 as well as the net gain on sale for the three and six months ended June 30, 2026.

The following table summarizes the results of the CDMO Operations reported as net income from discontinued operations, net of taxes for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in millions)
Contract manufacturing revenue	$13.1	$15.4	$27.2	$21.5
Cost of manufacturing services	(10.1)	(8.9)	(19.6)	(14.3)
Income from operations of the CDMO Operations	3.0	6.5	7.6	7.2
Net gain on sale of the CDMO Operations	86.1	—	86.1	—
Net income from discontinued operations, net of taxes	$89.1	$6.5	$93.7	$7.2

Liquidity and Capital Resources
Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(76.6)	$(93.9)
Investing activities	73.3	(27.7)
Financing activities	60.0	69.5
Net change in cash and cash equivalents	$56.7	$(52.1)
Operating Activities
Net cash used in operating activities consists of our net loss adjusted for non-cash items such as depreciation and amortization expense, stock-based compensation, our loss on extinguishment of royalty monetization liability, gain on sale of our CDMO Operations before transaction costs and changes in working capital.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2026 is primarily due to maturities of marketable securities, partially offset by purchases of marketable securities. and net cash used in investing activities during the six months ended June 30, 2025 was primarily due to purchases of marketable securities, partially offset by maturities of marketable securities.

Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2026 and 2025 includes net cash proceeds from Sagard Healthcare Partners (Sagard) under a Purchase and Sale Agreement (Royalty Purchase Agreement) pursuant to which we sold to Sagard our right to receive royalties on global net sales of ZYNYZ (retifanlimab-dlwr), and the subsequent amendment to the Royalty Purchase Agreement. See Note 5. Royalty Monetization Arrangement for further information.
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
As a biotechnology company, we have primarily funded our operations with proceeds from the sale of our common stock in equity offerings and revenue from our multiple collaboration agreements. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital, and anticipates continuing to draw upon available sources of capital, including equity and debt instruments, to support our product development activities. There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2026, combined with the $119.6 million received from Bora in July 2026, the $24.5 million milestone due from Sanofi in September 2026 and the $10.0 million for the First Research Program option exercise due from Gilead, as well as projected and anticipated future payments from our partners, and anticipated savings from our ongoing cost-reduction initiatives, supports our cash runway through 2028. We have implemented, and will continue to evaluate and execute, various cost-saving measures that are intended to extend our financial runway while continuing to progress our pipeline.
Material Cash Requirements
During the six months ended June 30, 2026, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 As of June 30, 2026, our exposure to market risk has not changed materially since December 31, 2025. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 9, 2026.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk Factors Related to the Sale of our GMP Manufacturing Operations

We may not realize the expected benefits from the completed sale of our CDMO Operations.

In May 2026, we entered into the Bora Agreement, pursuant to which we agreed to sell to Bora the CDMO Operations. Effective as of June 30, 2026, the sale of the CDMO Operations was completed. At closing, Bora paid us $119.6 million, net of customary post-closing adjustments, and Bora assumed responsibility for the CDMO Operations. In connection with the sale of the CDMO Operations, Bora extended offers of employment to approximately 140 of our employees previously employed in our manufacturing and related functions. We may not be able to achieve the full strategic and financial benefits expected to result from the sale of our CDMO Operations, or such benefits may be delayed or not occur at all. In particular, we have made the strategic decision to dispose of our manufacturing facilities and related assets in order to focus on the advancement of our core business, the clinical and preclinical pipeline. Following the closing of the transaction, we no longer operate our own GMP manufacturing facility and must rely on third parties, including Bora, for the clinical and, if approved, commercial manufacture of our product candidates. Although at closing, we entered into an agreement with Bora for manufacturing services, we may not realize the anticipated cost savings associated with contracting out our manufacturing requirements. The assumptions we made related to the sale of our CDMO Operations may prove to be inaccurate, including as to the expected benefits of the transaction and anticipated cost savings. Further, the ongoing post-closing transition activities may disrupt our operations and divert management’s attention from our business. An inability to realize the anticipated benefits of the transaction could have an adverse impact on our business, financial condition and results of operations.

Under the Bora Agreement, Bora has assumed certain liabilities related to the CDMO Operations and we have retained certain excluded assets and excluded liabilities. Notwithstanding the consummation of the transaction, we may remain responsible for, and may be required to satisfy, certain liabilities and obligations, including liabilities that are retained by us under the Bora Agreement, liabilities that are not effectively assumed by Bora, liabilities that arise out of or relate to our ownership and operation of the CDMO Operations and related facilities prior to closing, and liabilities that are not discovered, asserted or quantified until after closing. These liabilities and obligations could include, among other things, liabilities related to employee matters, taxes, environmental health and safety matters, product quality matters, regulatory compliance, and claims by customers, suppliers, counterparties or other third parties (including claims alleging breaches of contract or tort or other claims arising from pre-closing conduct of the CDMO Operations). In addition, the Bora Agreement may require us to indemnify Bora for certain matters, and disputes may arise between us and Bora regarding whether a particular liability is an assumed liability or a retained liability, the scope of any potential indemnification obligations, or the allocation of responsibility for certain claims.

The sale of our CDMO Operations could adversely affect our business, financial condition, results and operations.

The sale of our CDMO Operations could cause disruptions in, and create uncertainty surrounding, our business, which could have an adverse effect on our business, financial condition, results and operations. These risks to our business include the following:

•the diversion of significant management time and resources towards the ongoing post-closing transition activities; and
•litigation or disputes relating to the transaction and the costs and distractions related thereto.

Following the sale of our CDMO Operations, we no longer operate our own cGMP manufacturing facility and instead must rely on third parties, including Bora, for process development and the clinical and, if approved, commercial manufacture of our product candidates. The third-party manufacturing facilities on which we rely may have limited capacity or fail to meet the applicable stringent regulatory requirements.

Following the sale of our CDMO Operations, we do not have any proprietary cGMP manufacturing facilities owned or operated by us. We instead must rely on third parties, including Bora, for CDMO related activities, including the cGMP manufacture of our product candidates for clinical development and, if approved, commercial supply. We have entered into a long-term manufacturing and supply agreement with Bora in connection with the closing of the transaction, pursuant to which we may reserve manufacturing slots. There is no guarantee that we have properly estimated our required process development and manufacturing capacities or that the third parties we rely on to provide required machinery and materials for the manufacturing process, including Bora, will be able to perform on our proposed timelines or meet our demands, if at all. Also, if we must increase production capacity for any reason, our third-party partners, including Bora, may not be able to fulfill our additional capacity needs on our proposed timelines, or we may need to make considerable investments that could lead to significant financing needs or require us to enter into subcontracting agreements in order to outsource part of the production. Transitioning to an alternative contract development and manufacturing organization could require significant time and expense, require regulatory approvals, and result in delays to our clinical trials or commercial supply, any of which could have a material adverse effect on our business, financial condition and results of operations.

If Bora or any other third-party contract manufacturing organization on which we rely experiences capacity constraints, other disruptions, or delays in manufacturing our product candidates, our planned clinical trials and necessary manufacturing capabilities will be disrupted or delayed. Third-party manufacturers may not be able to meet our needs concerning timing, quantity, or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval or the market introduction and subsequent sales of any approved products. Any such delay may lower our revenues and potential profitability. If any third party breaches or terminates its agreement with us or fails to conduct its activities in a timely manner, the commercialization of our product candidates could be slowed down or blocked completely. It is possible that third parties relied upon by us will change their strategic focus, pursue alternative technologies, or develop alternative product candidates, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs, or for other reasons. The effectiveness of these third parties in marketing their own products may also affect our revenues and earnings. We intend to continue to enter into additional third-party agreements in the future. However, we may not be able to negotiate any additional agreements successfully. Even if established, these relationships may not be scientifically or commercially successful.

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

In addition, as a result of the sale of our CDMO Operations, certain of the risks related to our manufacturing business as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are no longer applicable to our business.

We intend to rely on third parties to conduct a significant portion of our existing clinical trials and potential future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We are in the process of transitioning more of our clinical and development operations to CROs. We expect to rely on these CROs and other third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials, although we plan to lead the clinical development strategy and intend to play on active role in oversight of CROs and other third parties performing work on our behalf. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus.

In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs may also be interrupted by health epidemics, including due to travel restrictions, quarantine policies, heightened exposure of CRO staff who are healthcare providers to health epidemics or prioritization of resources toward a health epidemic.

In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.

We intend to rely on these parties for execution of our preclinical studies and clinical trials, and generally do not control their activities. Our reliance on these third parties for development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, such as ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, European Commission or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority and may ultimately lead to the denial of marketing approval of our product candidates.

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential revenue.

Item 5.	Other Information
10b5-1 Trading Plans
During the three months ended June 30, 2026, the following Section 16 directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
•James Karrels, Senior Vice President and Chief Financial Officer, adopted a new trading plan on June 4, 2026 (with the first trade possible under the new plan no sooner than September 2, 2026). The trading plan will be effective until September 15, 2027 and covers the potential sale of up to 613,207 shares of common stock.
•Jeffrey Peters, Senior Vice President, General Counsel and Corporate Secretary, adopted a new trading plan on May 20, 2026 (with the first trade possible under the new plan no sooner than August 19, 2026). The trading plan will be effective until August 31, 2027 and covers the potential sale of up to 587,875 shares of common stock.
•Beth Smith, Vice President, Controller and Treasurer, adopted a new trading plan on June 5, 2026 (with the first trade possible under the new plan no sooner than September 4, 2026). The trading plan will be effective until December 31, 2027 and covers the potential sale of up to 44,000 shares of common stock.

Item 6.	Exhibits

2.1
Asset Purchase Agreement, dated as of May 11, 2026, by and between the Company and Bora Pharmaceuticals Co., Ltd. and Bora Biologics USA, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36112) filed on May 12, 2026)

3.1
Restated Certificate of Incorporation of the Company and Certificate of Correction to the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibits 3.1 and 3.3, respectively, to the Company's Current Report on Form 8-K (File No. 001-36112) filed on October 18, 2013)

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36112) filed on April 2, 2021)

10.1+*	First Amendment to Purchase and Sale Agreement, dated as of May 1, 2026, by and between the Company and Sagard Healthcare Partners Funding Borrower

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

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
Dated: August 14, 2026